Form 10QSB
period 2000-09-30
BIG FLASH CORP
filed 2004-09-15
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-31187

                              BIG FLASH CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              87-0638336
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            56 West 400 South, Suite #220, Salt Lake City,Utah 84101
                    (Address of principal executive offices)

                                 (801) 322-3401
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [ ]     No   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                           Outstanding as of September 30, 2000
            Class                                   and July 30, 2004
-------------------------------            -------------------------------------
Common Stock, $.00001 par value                          1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     11

Item 3.      Controls and Procedures..................................................................     12


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Changes in Securities and Use of Proceeds................................................     12

Item 3.      Defaults Upon Senior Securities..........................................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     12

Item 5.      Other Information........................................................................     12

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             Signatures...............................................................................     14

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at September 30, 2000 and December 31, 1999, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2000 and 1999 and the period July 27, 1999 (date of inception) to September 30, 2000, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2000, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2000 or any other subsequent period.






                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                   September 30,  December 31,
                                                       2000           1999
                                                    ----------     ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $    --        $    --
                                                    ----------     ----------
    Total Current Assets                                 --             --
                                                    ----------     ----------

    TOTAL ASSETS                                    $    --        $    --
                                                    ==========     ==========



















   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                   September 30,  December 31,
                                                        2000          1999
                                                     ----------     ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Payable - related party                          $      --      $      --
                                                   -----------    -----------

   Total Current Liabilities                              --             --
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                      15             15
Additional paid in capital                                 485            485
Stock subscription receivable                             (500)          (500)
Deficit accumulated during the development stage          --             --
                                                   -----------    -----------
    Total Stockholders' Equity (Deficit)                  --             --
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                     $      --      $      --
                                                   ===========    ===========










   The accompanying notes are an integral part of these financial statements.



                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                     For                 From
                                Three Months               Nine Months        Inception on
                                   Ended                     Ended              July 27,
                                September 30,             September 30,       1999 Through
                           -----------------------   -----------------------  September 30,
                              2000         1999         2000         1999         2000
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $     --     $     --     $     --     $      --    $      --

EXPENSES                         --           --           --            --           --
                           ----------   ----------   ----------   -----------  -----------
LOSS FROM OPERATIONS             --           --           --            --           --

   Income tax expense            --           --           --            --           --
                           ----------   ----------   ----------   -----------  -----------
NET LOSS                   $     --     $     --     $     --     $      --    $      --
                           ==========   ==========   ==========   ===========  ===========
BASIC NET LOSS PER SHARE   $     0.00   $     0.00   $     0.00   $      0.00
                           ==========   ==========   ==========   ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     1,500,000    1,500,000    1,500,000     1,500,000
                           ==========   ==========   ==========   ==========









   The accompanying notes are an integral part of these financial statements.



                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on July 27, 1999 through September 30, 2000
                                                                              Deficit
                                                                            Accumulated
                               Common Stock       Additional    Stock       During the
                          ---------------------     Paid in  Subscription  Development
                            Shares      Amount     Capital    Receivable     Stage
                          ---------   ---------   ---------   ---------    ---------
Balance at inception of
the development stage on
July 27, 1999                  --     $    --     $    --     $    --      $    --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                 1,500,000          15         485        (500)        --

Net loss for the period
July 27, 1999 through
December 31, 1999              --          --          --          --           --
                          ---------   ---------   ---------   ---------    ---------
Balance, December 31,
                   1999   1,500,000          15         485        (500)        --

Net loss for the nine
months ended September
30, 2000 (Unaudited)           --          --          --          --           --
                          ---------   ---------   ---------   ---------    ---------
Balance, September 30,
2000 (Unaudited)          1,500,000   $      15   $     485   $    (500)   $    --
                          =========   =========   =========   =========    =========







   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      From
                                                                  Inception on
                                       For the Nine Months Ended     July 27,
                                              September 30,       1999 Through
                                       ------------------------   September 30,
                                            2000          1999        2000
                                       ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $     --     $     --     $     --
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder              --           --           --
                                        ----------   ----------   ----------
  Net Cash Used by
   Operating Activities                       --           --           --
                                        ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES          --           --           --
                                        ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                        --           --           --
                                        ----------   ----------   ----------
  Net Cash Provided by
   Financing Activities                       --           --           --
                                        ----------   ----------   ----------
NET INCREASE IN CASH                          --           --           --

CASH AT BEGINNING OF PERIOD                   --           --           --
                                        ----------   ----------   ----------
CASH AT END OF PERIOD                   $     --     $     --     $     --
                                        ==========   ==========   ==========














   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                  Inception on
                                       For the Nine Months Ended     July 27,
                                             September 30,        1999 Through
                                       ------------------------   September 30,
                                          2000          1999          2000
                                       ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                           $    --       $    --       $    --
    Income Taxes                       $    --       $    --       $    --


NON CASH FINANCING ACTIVITIES

    None











   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2000 have been paid for by advances from shareholders. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

     During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

     Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

     We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

         o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
         o    to meet our cash and working capital needs;
         o our ability to maintain our corporate existence as a viable entity; and o other risks detailed in our periodic report filings with the SEC.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we
cannot   guarantee   future   results,   levels  of  activity,   performance  or
achievements.

Item 3.       Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

Item 1.       Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.       Changes In Securities and Use of Proceeds

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     This report is being filed subsequent to the date at which it was due pursuant to applicable provisions of the Securities Exchange Act of 1934.
Accordingly, disclosures set forth herein may reflect not only information, events and circumstances for the period covered by this report, but also up to the date on which this report is being filed.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIG FLASH CORPORATION



Date:  September 14, 2004                    By:  /S/   EDWARD F. COWLE
                                                --------------------------------
                                                  Edward F. Cowle
                                                  President, C.E.O. and Director
                                                  (Principal Accounting Officer)