Form 10QSB
period 2001-03-31
BIG FLASH CORP
filed 2004-09-24
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                            Outstanding as of March 31, 2001
             Class                                 and July 30, 2004
-------------------------------             --------------------------------
Common Stock, $.00001 par value                        1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]



                                                 TABLE OF CONTENTS

Heading                                                                                 Page
-------                                                                                 ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations..........     11

Item 3.      Controls and Procedures.................................................     12


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................     12

Item 2.      Changes in Securities and Use of Proceeds...............................     12

Item 3.      Defaults Upon Senior Securities.........................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders...................     12

Item 5.      Other Information.......................................................     12

Item 6.      Exhibits and Reports on Form 8-K........................................     13

             Signatures..............................................................     14


                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at March 31, 2001 and December 31, 2000, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2001 and 2000 and the period July 27, 1999 (date of inception) to March 31, 2001, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2001 or any other subsequent period.











                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                     March 31,   December 31,
                                                       2001          2000
                                                    ----------   ----------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                                $      500   $     --
                                                    ----------   ----------
  Total Current Assets                                     500         --
                                                    ----------   ----------

  TOTAL ASSETS                                      $      500   $     --
                                                    ==========   ==========







   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     March 31,    December 31,
                                                       2001           2000
                                                   -----------    -----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Due to stockholder                               $     2,503    $     2,503
                                                   -----------    -----------

   Total Current Liabilities                             2,503          2,503
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                      15             15
Additional paid in capital                                 485            485
Stock subscription receivable                             --             (500)
Deficit accumulated during the development stage        (2,503)        (2,503)
                                                   -----------    -----------
    Total Stockholders' Equity (Deficit)                (2,003)        (2,503)
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                     $       500    $      --
                                                   ===========    ===========








   The accompanying notes are an integral part of these financial statements.

>



                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                      From
                            Three Months                    Inception on
                                   Ended                      July 27,
                             March 31, 1999                   Through
                           -----------------------          March 31,
                              2001         2000                2001
                           ----------   ----------          ----------

REVENUES                       $     --     $      --      $      --

EXPENSES                             --            --            2,503
                               ----------   -----------    -----------
LOSS FROM OPERATIONS                 --            --           (2,503)

INCOME TAXES                         --            --             --
                               ----------   -----------    -----------
NET LOSS                       $     --            --      $    (2,503)
                               ==========   ===========    ===========
BASIC NET LOSS PER SHARE       $     0.00   $      0.00
                               ==========   ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         1,500,000     1,500,000
                               ==========   ===========





















   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on July 27, 1999 through March 31, 2001

                                                                                     Deficit
                                                                                   Accumulated
                                Common Stock           Additional      Stock        During the
                          -------------------------     Paid in     Subscription   Development
                            Shares        Amount        Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --           (2,503)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)        (2,503)

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the three
months ended
March 31, 2001
Unaudited)                       --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, March 31,          1,500,000   $        15   $       485   $      --      $    (2,503)
2001 (Unaudited)          ===========   ===========   ===========   ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Three Months Ended      July 27,
                                                 March 31,          1999 Through
                                         ------------------------     March 31,
                                            2001          2000          2001
                                         ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $      --     $      --     $    (2,503)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder               --            --           2,503
                                        -----------   -----------   -----------
  Net Cash Used by
   Operating Activities                        --            --            --
                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --            --            --
                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --            --             500
                                        -----------   -----------   -----------
  Net Cash Provided by
   Financing Activities                        --            --             500
                                        -----------   -----------   -----------
NET INCREASE IN CASH                           --            --             500

CASH AT BEGINNING OF PERIOD                    --            --            --
                                        -----------   -----------   -----------
CASH AT END OF PERIOD                   $      --     $      --     $       500
                                        ===========   ===========   ===========








   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Three Months Ended     July 27,
                                                March 31,           1999 Through
                                         ------------------------     March 31,
                                            2001          2000          2001
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $    --       $    --       $    --
    Income Taxes                         $    --       $    --       $    --


NON CASH FINANCING ACTIVITIES

    None













   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIG FLASH CORPORATION



Date:  September 24, 2004              By:  /S/   EDWARD F. COWLE
                                          --------------------------------------
                                            Edward F. Cowle
                                            President, C.E.O. and Director
                                            (Principal Accounting Officer)