Form 10QSB
period 2002-09-30
BIG FLASH CORP
filed 2004-09-29
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 2002

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

                                            Outstanding as of September 30, 2002
             Class                                    and July 31, 2004
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

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at September 30, 2002 and December 31, 2001, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2002 and 2001 and the period July 27, 1999 (date of inception) to September 30, 2002, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002 or any other subsequent period.











                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                               ASSETS
                                                               ------

                                                   September 30,  December 31,
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    September 30,   December 31,
                                                        2002           2001
                                                     ----------     ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Payable - related party                            $    3,939     $    3,589
                                                     ----------     ----------

   Total Current Liabilities                              3,939          3,589
                                                     ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                       15             15
Additional paid in capital                                  485            485
Deficit accumulated during the development stage         (3,939)        (3,589)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficit)                 (3,439)        (3,089)
                                                     ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      500     $      500
                                                     ==========     ==========

















   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                       For the                      For                      From
                                     Three Months                Nine Months            Inception on
                                        Ended                      Ended                   July 27,
                                     September 30,              September 30,            1999 Through
                               ------------------------    --------------------------    September 30,
                                   2002         2001           2002           2001            2002
                               ----------   -----------    -----------    -----------    -------------
REVENUES                       $     --     $      --      $      --      $      --      $        --

EXPENSES                              290           795            350            901            3,939
                               ----------   -----------    -----------    -----------    -------------
LOSS FROM OPERATIONS                 (290)         (795)          (350)          (901)          (3,939)

   Income tax expense                --            --             --             --               --
                               ----------   -----------    -----------    -----------    -------------

NET LOSS                       $   (290)    $      (795)   $      (350)   $      (901)   $      (3,939)
                               ==========   ===========    ===========    ===========    =============
BASIC NET LOSS PER SHARE       $   (0.00)   $     (0.00)   $     (0.00)
                               ==========   ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         1,500,000     1,500,000      1,500,000
                               ==========   ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on July 27, 1999 through September 30, 2002
                                                                                         Deficit
                                                                                       Accumulated
                                    Common Stock           Additional    Stock         During the
                              -------------------------     Paid in    Subscription   Development
                                 Shares        Amount       Capital     Receivable        Stage
                              -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                        --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                       1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                    --            --            --            --             --
                              -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                            1,500,000            15           485          (500)          --

Net loss for the year ended
December 31, 2000                    --            --            --            --           (2,503)
                              -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                      0     1,500,000            15           485          (500)        (2,503)

Cash received for
Stock subscription                   --            --            --             500           --

Net loss for the
year ended
December 31,2001                     --            --            --            --           (1,086)
                              -----------   -----------   -----------   -----------    -----------
Balance, December 31,           1,500,000            15           485          --           (3,589)
2001

Net loss for the nine
months ended September 30,
2002 Unaudited)                      --            --            --            --             (350)
                              -----------   -----------   -----------   -----------    -----------
Balance, September 30,          1,500,000   $        15   $       485   $      --      $    (3,939)
2002 (Unaudited)               ==========    ==========    ==========    ==========      =========





   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         From
                                                                     Inception on
                                         For the Nine Months Ended      July 27,
                                                September 30,        1999 Through
                                        --------------------------   September 30,
                                            2002          2001           2002
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $      (350)   $      (901)   $    (3,939)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder                350            901          3,939
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --              500

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $       500
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                    From
                                                                Inception on
                                     For the Nine Months Ended     July 27,
                                           September 30,        1999 Through
                                     ------------------------   September 30,
                                        2002          2001          2002
                                     ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                         $     --      $    --       $    --
    Income Taxes                     $     --      $    --       $    --


NON CASH FINANCING ACTIVITIES

    None



    The accompanying notes are an integral part ofthese financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BIG FLASH CORPORATION



Date:  September 29, 2004                By:  /S/   EDWARD F. COWLE
                                            ------------------------------------
                                              Edward F. Cowle
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)