Form 10QSB
period 2003-03-31
BIG FLASH CORP
filed 2004-10-01
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Outstanding as of March 31, 2003
            Class                                      and July 31, 2004
-------------------------------                --------------------------------
Common Stock, $.00001 par value                           1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                     Page
-------                                                                                     ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.........................................................    3

Item 2.      Management's Discussion and Analysis and Results of Operations...............   11

Item 3.      Controls and Procedures......................................................   12


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings............................................................   12

Item 2.      Changes in Securities and Use of Proceeds....................................   12

Item 3.      Defaults Upon Senior Securities..............................................   12

Item 4.      Submission of Matters to a Vote of Securities Holders........................   12

Item 5.      Other Information............................................................   12

Item 6.      Exhibits and Reports on Form 8-K.............................................   13

             Signatures...................................................................   14

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at March 31, 2003 and December 31, 2002, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2003 and 2002 and the period July 27, 1999 (date of inception) to March 31, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003 or any other subsequent period.







                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                     March 31,   December 31,
                                                       2003          2002
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $      500    $      500
                                                    ----------    ----------
    Total Current Assets                                   500           500
                                                    ----------    ----------

    TOTAL ASSETS                                    $      500    $      500
                                                    ==========    ==========








   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      March 31,    December 31,
                                                        2003           2002
                                                     ----------     ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Due to stockholder                                 $    3,999     $    3,939
                                                     ----------     ----------

   Total Current Liabilities                              3,999          3,939
                                                     ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                       15             15
Additional paid in capital                                  485            485
Deficit accumulated during the development stage         (3,999)        (3,939)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficit)                 (3,499)        (3,439)
                                                     ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      500     $      500
                                                     ==========     ==========






   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                        For the                From
                                      Three Months         Inception on
                                         Ended               July 27,
                                        March 31,          1999 Through
                               ------------------------      March 31,
                                  2003         2002            2003
                               ----------   -----------    -----------
REVENUES                       $     --     $      --      $      --

EXPENSES                               60            60          3,999
                               ----------   -----------    -----------
LOSS FROM OPERATIONS                  (60)          (60)        (3,999)

INCOME TAXES                         --            --             --
                               ----------   -----------    -----------
NET LOSS                       $   (60)     $       (60)   $    (3,999)
                               ==========   ===========    ===========
BASIC NET LOSS PER SHARE       $    (0.00)  $     (0.00)
                               ==========   ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         1,500,000     1,500,000
                               ==========   ===========






   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on July 27, 1999 through March 31, 2003

                                                                                    Deficit
                                                                                   Accumulated
                            Common Stock              Additional      Stock        During the
                          -------------------------     Paid in    Subscription    Development
                              Shares       Amount       Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --           (2,503)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)        (2,503)

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --           (1,086)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,       1,500,000            15           485          --           (3,589)
2001

Net loss for the
year ended
December 31,2002                 --            --            --            --             (350)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,       1,500,000            15           485          --           (3,939)
2002

Net loss for the
three months ended
March 31, 2003
(Unaudited)                      --            --            --            --              (60)
                          -----------   -----------   -----------   -----------    -----------
Balance, March 31,
2003 (Unaudited)            1,500,000   $        15   $       485   $      --      $    (3,999)
                          ===========   ===========   ===========   ===========    ===========












   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Three Months Ended      July 27,
                                                 March 31,          1999 Through
                                        --------------------------    March 31,
                                            2003          2002          2003
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $       (60)   $       (60)   $    (3,999)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder                 60             60          3,999
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --              500

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $       500
                                        ===========    ===========    ===========

















   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                        For the Three Months Ended     July 29,
                                                March 31,           1999 Through
                                         ------------------------     March 31,
                                            2003          2002          2003
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --      $    --       $    --
    Income Taxes                         $     --      $    --       $    --

NON CASH FINANCING ACTIVITIES

    None







   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIG FLASH CORPORATION



Date:  October 1, 2004                    By:  /S/   EDWARD F. COWLE
                                             -----------------------------------
                                               Edward F. Cowle
                                               President, C.E.O. and Director
                                               (Principal Accounting Officer)