Form 10QSB
period 2003-09-30
BIG FLASH CORP
filed 2004-10-01
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 2003

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

                                            Outstanding as of September 30, 2003
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

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at September 30, 2003 and December 31, 2002, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2003 and 2002 and the period July 27, 1999 (date of inception) to September 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003 or any other subsequent period.











                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                   September 30, December 31,
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

                                                   September 30,   December 31,
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                      For                      From
                                Three Months                Nine Months             Inception on
                                   Ended                      Ended                   July 27,
                                September 30,              September 30,            1999 Through
                           -----------------------   -----------------------        September 30,
                              2003         2002           2003           2002            2003
                           ----------   -----------    -----------    -----------    -----------
REVENUES                   $     --     $      --      $      --      $      --      $      --

EXPENSES                         --             290             60            350          3,999
                           ----------   -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS             --            (290)           (60)          (350)        (3,999)

   Income tax expense            --            --             --             --             --
                           ----------   -----------    -----------    -----------    -----------

NET LOSS                   $     --     $      (290)   $       (60)   $      (350)   $    (3,999)
                           ==========   ===========    ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     0.00   $     (0.00)   $     (0.00)   $     (0.00)
                           ==========   ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     1,500,000     1,500,000      1,500,000      1,500,000
                           ==========   ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on July 27, 1999 through September 30, 2003
                                                                                   Deficit
                                                                                  Accumulated
                                Common Stock           Additional     Stock        During the
                          -------------------------     Paid in    Subscription    Development
                            Shares        Amount        Capital      Receivable       Stage
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
2002

Net loss for the
nine months ended
September 30, 2003
(Unaudited)                      --            --            --            --              (60)
                          -----------   -----------   -----------   -----------    -----------
Balance, September 30,
2003 (Unaudited)            1,500,000   $        15   $       485   $      --      $    (3,999)
                          ===========   ===========   ===========   ===========    ===========












   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                         For the Nine Months Ended      July 27,
                                                September 30,       1999 Through
                                         ------------------------   September 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $       (60)   $      (350)   $    (3,999)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in due to shareholder                 60            350          3,999
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --              500

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $       500
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                     From
                                                                 Inception on
                                      For the Nine Months Ended     July 27,
                                            September 30,        1999 Through
                                      ------------------------   September 30,
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2003.

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