Form 10QSB
period 2004-09-30
BIG FLASH CORP
filed 2004-11-15
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding as of September 30, 2004
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


                                                      PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at September 30, 2004 and December 31, 2002, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2004 and 2002 and the period July 27, 1999 (date of inception) to September 30, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003 or any other subsequent period.











                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2002

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                      ASSETS
                                                      ------

                                                   September 30, December 31,
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                   September 30,  December 31,
                                                       2004          2003
                                                   -----------    -----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                 $     5,077    $      --
  Payable - related party                                4,279          3,547
                                                   -----------    -----------

   Total Current Liabilities                             9,356          3,547
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                      15             15
Additional paid in capital                                 485            485
Deficit accumulated during the development stage        (9,856)        (4,047)
                                                   -----------    -----------
    Total Stockholders' Equity (Deficit)                (9,356)        (3,547)
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                     $      --      $      --
                                                   ===========    ===========







   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                    For the                       For                    From
                                  Three Months                Nine Months            Inception on
                                     Ended                       Ended                 July 27,
                                 September 30,               September 30,           1999 Through
                           -----------------------   -----------------------         September 30,
                               2004          2003         2004           2003            2004
                           -----------    ----------   -----------    -----------    -----------
REVENUES                   $      --      $     --     $      --      $      --      $      --

EXPENSES                         2,746          --           5,809             60          9,856
                           -----------    ----------   -----------    -----------    -----------
LOSS FROM OPERATIONS            (2,746)         --          (5,809)           (60)        (9,856)

   Income tax expense             --            --            --             --             --
                           -----------    ----------   -----------    -----------    -----------

NET LOSS                   $    (2,746)   $     --     $    (5,809)   $       (60)   $    (9,856)
                           ===========    ==========   ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     (0.00)   $     0.00   $     (0.00)   $     (0.00)
                           ===========    ==========   ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000     1,500,000     1,500,000      1,500,000
                           ===========    ==========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on July 27, 1999 through September 30, 2004

                                                                                     Deficit
                                                                                   Accumulated
                            Common Stock               Additional      Stock       During the
                          -------------------------      Paid in   Subscription    Development
                             Shares        Amount       Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --           (2,503)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)        (2,503)

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --           (1,086)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2001                        1,500,000            15           485          --           (3,589)

Net loss for the
year ended
December 31,2002                 --            --            --            --             (350)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2002                        1,500,000            15           485          --           (3,939)

Net loss for the
year ended
December 31,2003                 --            --            --            --             (108)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2003                        1,500,000            15           485          --           (4,047)

Net loss for the nine
months ended
September 30, 2004
(Unaudited)                      --            --            --            --           (5,809)
                          -----------   -----------   -----------   -----------    -----------
Balance, September 30,
2004 (Unaudited)            1,500,000   $        15   $       485   $      --      $    (9,856)
                          ===========   ===========   ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          From
                                                                      Inception on
                                          For the Nine Months Ended     July 27,
                                                September 30,        1999 Through
                                        --------------------------    September 30,
                                            2004          2003           2004
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $    (5,809)   $       (60)   $    (9,856)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in accounts payable                5,077           --            5,077
  Increase in due to shareholder                732             60          4,279
                                        -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                        --             --             (500)
                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                         --             --              500
                                        -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                        --             --              500
                                        -----------    -----------    -----------
NET INCREASE IN CASH                           --             --             --

CASH AT BEGINNING OF PERIOD                    --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $      --
                                        ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                         For the Nine Months Ended     July 27,
                                           September 30,            1999 Through
                                         ------------------------ September 30,
                                            2004          2003          2004
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --      $    --       $    --
    Income Taxes                         $     --      $    --  -    $    --


NON CASH FINANCING ACTIVITIES

    None






   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $2,746 and $5,809 during the three and nine month periods ended September 30, 2004, respectively, compared to a nominal $60 loss during the nine month period ended September 30, 2003 periods. The 2004 losses were the result of professional fees paid for the preparation and filing with the SEC of periodic and annual reports for previous years.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the three and nine months ended September 30, 2004, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.
                                      -11-

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

     This Item is not applicable.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2004.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIG FLASH CORPORATION



Date:  November 15, 2004                By:  /S/   EDWARD F. COWLE
                                           -------------------------------------
                                             Edward F. Cowle
                                             President, C.E.O. and Director
                                             (Principal Accounting Officer)