Form 10QSB
period 2005-06-30
BIG FLASH CORP
filed 2005-08-25
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number 000-31187

                              BIG FLASH CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              87-0638336
-------------------------------                              -------------------
 State or other jurisdiction of                              (I.R.S. Employer
 ncorporation or organization)                               Identification No.)

           19 East 200 South, Suite #1080, Salt Lake City, Utah 84111 (Address of principal executive offices)

                                 (801) 322-3401
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark whether the  redgistrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding as of June 30, 2005
-------------------------------                  -------------------------------
Common Stock, $.00001 par value                            1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     11

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15


                                                      PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at June 30, 2005 and December 31, 2004, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005 and 2004 and the period July 27, 1999 (date of inception) to June 30, 2005, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005 or any other subsequent period.











                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                      ASSETS
                                                      ------

                                                     June 30,    December 31,
                                                       2005          2004
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $    --       $    --
                                                    ----------    ----------
    Total Current Assets                                 --            --
                                                    ----------    ----------

    TOTAL ASSETS                                    $    --       $    --
                                                    ==========    ==========








                   The accompanying notes are an integral part
                         of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,      December 31,
                                                        2005            2004
                                                     -----------    -----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $      --      $     2,224
  Payable - related party                                 17,321          9,165
                                                     -----------    -----------
   Total Current Liabilities                              17,321         11,389
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                        15             15
Additional paid in capital                                   485            485
Deficit accumulated during the development stage         (17,821)       (11,889)
                                                     -----------    -----------
    Total Stockholders' Equity (Deficit)                 (17,321)       (11,389)
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      --      $      --
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


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                    For the                        For                     From
                                  Three Months                  Six Months            Inception on
                                     Ended                        Ended                  July 27,
                                    June 30,                     June 30,              1999 Through
                           --------------------------    --------------------------     June 30,
                               2005           2004           2005           2004           2005
                           -----------    -----------    -----------    -----------    -----------
REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES                         1,895          3,063          5,436          3,063         17,029
                           -----------    -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS            (1,895)        (3,063)        (5,436)        (3,063)       (17,029)

OTHER EXPENSES

   Interest expense               (286)          --             (495)          --             (792)
                           -----------    -----------    -----------    -----------    -----------

NET LOSS                   $    (2,181)   $    (3,063)   $    (5,931)   $    (3,063)   $   (17,821)
                           ===========    ===========    ===========    ===========    ===========
BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000      1,500,000      1,500,000      1,500,000
                           ===========    ===========    ===========    ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 27, 1999 through June 30, 2005
                                                                                    Deficit
                                                                                  Accumulated
                                Common Stock           Additional      Stock       During the
                          ------------------------      Paid in     Subscription   Development
                            Shares        Amount        Capital      Receivable       Stage
                          -----------   -----------   -----------   -----------    -----------
Balance at inception of
the development stage on
July 27, 1999                    --     $      --     $      --     $      --      $      --

Common stock issued for
cash on September 8,
1999 at $0.0003
per share                   1,500,000            15           485          (500)          --

Net loss for the period
July 27, 1999 through
December 31, 1999                --            --            --            --             --
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
1999                        1,500,000            15           485          (500)          --

Net loss for the year
ended December 31, 2000          --            --            --            --           (2,503)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2000                        1,500,000            15           485          (500)        (2,503)

Cash received for
Stock subscription               --            --            --             500           --

Net loss for the
year ended
December 31,2001                 --            --            --            --           (1,086)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2001                        1,500,000            15           485          --           (3,589)


Net loss for the
year ended
December 31, 2002                --            --            --            --             (350)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2002                        1,500,000            15           485          --           (3,939)
2

Net loss for the
year ended
December 31,2003                 --            --            --            --             (108)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2003                        1,500,000            15           485          --           (4,047)

Net loss for the
year ended
December 31, 2004                --            --            --            --           (7,842)
                          -----------   -----------   -----------   -----------    -----------
Balance, December 31,
2004                        1,500,000   $        15   $       485   $      --      $   (11,889)
                          -----------   -----------   -----------   -----------    -----------

                   The accompanying notes are an integral part
                         of these financial statements.



                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
        From Inception on July 27, 1999 through June 30, 2005 (Continued)

                                                                                      Deficit
                                                                                    Accumulated
                                Common Stock             Additional      Stock       During the
                            -------------------------     Paid in    Subscription   Development
                              Shares        Amount        Capital      Receivable      Stage
                            -----------   -----------   -----------   -----------   -----------
Balance, December 31,
2004                          1,500,000   $        15   $       485   $      --     $   (11,889)

Net loss for the
Six months ended
June 30, 2005 (Unaudited)          --            --            --            --          (5,931)
                            -----------   -----------   -----------   -----------   -----------
Balance June 30,
2005 (Unaudited)              1,500,000   $        15   $       485   $      --     $   (17,821)
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


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              From
                                                                         Inception on
                                            For the Six Months Ended       July 27,
                                                     June 30,            1999 Through
                                            --------------------------     June 30,
                                                2005          2004           2005
                                            -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                  $    (5,931)   $    (3,063)   $   (17,821)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase (Decrease) in accounts payable        (2,224)         3,063           --
  Increase in due to shareholder                  8,155           --           17,321
                                            -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                            --             --             (500)
                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES               --             --             --
                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                             --             --              500
                                            -----------    -----------    -----------
  Net Cash Provided by
   Financing Activities                            --             --              500
                                            -----------    -----------    -----------
NET INCREASE IN CASH                               --             --             --

CASH AT BEGINNING OF PERIOD                        --             --             --
                                            -----------    -----------    -----------
CASH AT END OF PERIOD                       $      --      $      --      $      --
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                         For the Six Months Ended     July 27,
                                               June 30,             1999 Through
                                         ------------------------     June 30,
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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We did not realized any revenues during the first six months of 2005 or 2004. We incurred a loss of $2,181 and $5,931 for the three and six month periods ended June 30, 2005, respectively, compared to a loss of $3,063 for both the three and six month periods ended June 30, 2004. The losses are attributed to the payment of professional fees and other expenses related to the preparation and filing with the SEC of periodic and annual reports during the respective periods.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the three and six month periods ended June 30, 2005, our expenses were paid by a shareholder. At June 30, 2005, we had a payable to our stockholder of $17,321. Because we have no cash reserves or sources of revenues, we will continue to rely on the shareholder to pay our expenses until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.
                                      -12-

     We have not in the past and do not anticipate in the future using any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended June 30, 2005.
                                      -14-

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIG FLASH CORPORATION



Date:  August 25, 2005                By:  /S/   EDWARD F. COWLE
                                         ---------------------------------------
                                               Edward F. Cowle
                                               President, C.E.O. and Director
                                               (Principal Accounting Officer)