Form 10QSB
period 2005-09-30
BIG FLASH CORP
filed 2005-11-21
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding as of September 30, 2005
--------------------------------           -------------------------------------
 Common Stock, $.00001 par value                          1,500,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]


                                                  TABLE OF CONTENTS

Heading                                                                                          Page
-------                                                                                          ----
                                           PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     11

Item 3.      Controls and Procedures..................................................................     12


                                             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     12

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             Signatures...............................................................................     14


                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Big Flash Corporation at September 31, 2005 and December 31, 2004, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended September 30, 2005 and 2004 and the period July 27, 1999 (date of inception) to September 30, 2005, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005 or any other subsequent period.



                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2005 and December 31, 2004

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                   September 30, December 31,
                                                       2005          2004
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    September 30,  December 31,
                                                        2005          2004
                                                     ----------    ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                 $       435    $     2,224
  Due to stockholder                                    19,115          9,165
                                                   -----------    -----------

   Total Current Liabilities                            19,550         11,389
                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 20,000,000 shares authorized at
  $0.00001 par value, 1,500,000 shares
  issued and outstanding, respectively                      15             15
Additional paid in capital                                 485            485
Deficit accumulated during the development stage       (20,050)       (11,889)
                                                   -----------    -----------
    Total Stockholders' Equity (Deficit)               (19,550)       (11,389)
                                                   -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                     $      --      $      --
                                                   ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                  For the                         For the                 From
                                Three Months                    Nine Months           Inception on
                                   Ended                           Ended                July 27,
                               September 30,                   September 30,          1999 Through
                           --------------------------    --------------------------   September 30,
                               2005          2004            2005           2004           2005
                           -----------    -----------    -----------    -----------    ----------
REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES                         1,884          2,746          7,321          5,809        18,913
                           -----------    -----------    -----------    -----------    ----------
LOSS FROM OPERATIONS            (1,884)        (2,746)        (7,321)        (5,809)      (18,913)

OTHER EXPENSES

  Interest expense                 345           --              840           --          (1,137)
                           -----------    -----------    -----------    -----------    ----------
    Total Other Expenses          (345)          --             (840)          --          (1,137)
                           -----------    -----------    -----------    -----------    ----------
NET LOSS                   $    (2,229)   $    (2,746)   $    (8,161)   $    (5,809)   $  (20,050)
                           ===========    ===========    ===========    ===========    ==========
BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $    (0.00)
                           ===========    ===========    ===========    ===========    ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,500,000      1,500,000      1,500,000      1,500,000     1,500,000
                           ===========    ===========    ===========    ===========    ==========



   The accompanying notes are an integral part of these financial statements.



                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on July 27, 1999 through September 30, 2005

                                                                               Deficit
                                                                            Accumulated
                                         Common Stock                        During the
                                   ------------------------    Additional   Development
                                     Shares        Amount    Paid in Capital   Stage
                                   ----------    ----------    ----------    ----------

Balance at inception of the
the development stage on
July 27, 1999                               -    $        -    $        -    $        -

Common stock issued for
cash on September 8,
1999 at $0.0003 per share           1,500,000            15           485             -

Net loss for the period July
27, 1999 through December 31, 1999          -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                1,500,000            15           485             -

Net loss for the year ended
December 31, 2000                           -             -             -        (2,503)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                1,500,000            15           485        (2,503)

Net loss for the year ended
December 31, 2001                           -             -             -        (1,086)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                1,500,000            15           485        (3,589)

Net loss for the year ended
December 31, 2002                           -             -             -          (350)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2002                                1,500,000            15           485        (3,939)

Net loss for the year ended
December 31, 2003                           -             -             -          (108)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2003                                1,500,000            15           485        (4,047)

Net loss for the year ended
December 31, 2004                           -             -             -        (7,842)
                                   ----------    ----------    ----------    ----------
Balance, December 31,               1,500,000            15           485       (11,889)
2004

Net loss for the nine months ended
September 30, 2005 (Unaudited)              -             -             -        (8,161)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2005 (Unaudited)                    1,500,000    $       15    $      485    $  (20,050)
                                   ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Nine Months Ended     July 27,
                                                 September 30,       1999 Through
                                         ------------------------    September 30,
                                            2005          2004          2005
                                         ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $   (8,161)   $   (5,809)   $  (20,050)
  Adjustments to reconcile net
   cash used by operating activities:
  Changes in operating assets and
   liabilities:
  Increase in accounts payable               (1,789)        5,077         2,229
  Increase in due to shareholder              9,950           732        17,321
                                         ----------    ----------    ----------
  Net Cash Used by
   Operating Activities                           -             -          (500)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                            -             -           500
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -           500
                                         ----------    ----------    ----------
NET DECREASE IN CASH                              -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========






   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                        For the Nine Months Ended     July 27,
                                                September 30,        1999 Through
                                         ------------------------   September 30,
                                            2005          2004          2005
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

    None








    The accompanying notes are an integral part ofthese financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $2,229 during the three month period ended September 30, 2005, primarily due to professional fees and other expenses related to the preparation and filing with the SEC of periodic and annual reports during the quarter. We had $2,746 of such expenses during the three month period ended September 30, 2004. We accrued $345 of interest expense on debt to related parties in 2005 compared to $-0- in 2004.

     We incurred a loss of $8,161 during the nine month period ended September 30, 2005, primarily due to professional fees and other expenses related to the preparation and filing with the SEC of periodic and annual reports during the quarter. We had $5,809 of such expenses during the nine month period ended September 30, 2004. We accrued $840 of interest expense on debt to related parties in 2005 compared to $-0- in 2004.

      In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

     During the nine months ended September 30, 2005, our expenses were paid by a shareholder. At September 30, 2005, we had a payable to our stockholder of $19,115. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2005.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIG FLASH CORPORATION



Date:  November 21, 2005                  By:  /S/   EDWARD F. COWLE
                                            ------------------------------------
                                                  Edward F. Cowle
                                                  President, C.E.O. and Director
                                                  (Principal Accounting Officer)