Form 10KSB
period 2005-12-31
BIG FLASH CORP
filed 2006-04-14
CIK 1098880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

          Class                             Outstanding as of December 31, 2005
-----------------------                     ------------------------------------
Common Stock, Par Value                                 1,500,000
    $.00001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                              BIG FLASH CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Description of Business .........................................  3

Item 2.    Description of Property.......................................... 10

Item 3.    Legal Proceedings................................................ 10

Item 4.    Submission of Matter to a Vote of Security Holders............... 10

                              PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......... 10

Item 6.    Management's Discussion and Analysis or Plan of Operation........ 15

Item 7.    Financial Statements............................................. 15

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 15

Item 8A.   Controls and Procedures.......................................... 15

Item  8B   Other Information................................................ 15

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............. 15

Item 10.   Executive Compensation........................................... 18

Item 11.   Security Ownership of Certain Beneficial Owners and Management... 19

Item 12.   Certain Relationships and Related Transactions................... 19

Item 13.   Exhibits......................................................... 20

Item 14.   Principal Accountant Fees and Services........................... 20

           Signatures....................................................... 21

                                     PART I

Item 1.       Description of Business

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

Recent Events

         On April 10, 2006 Big Flash Corporation entered into an agreement ("Share Exchange Agreement") to acquire, indirectly though a Canadian holding corporation, all of the issued and outstanding shares of Intelgenx Corp. ("Intelgenx"), a Canadian corporation based in Quebec. Following completion of the acquisition, Intelgenx will continue its operations as a controlled subsidiary of Big Flash (the "Intelgenx Acquisition").

     Business of Intelgenx
     ---------------------

     Intelgenx is a drug delivery company established in 2003 and headquartered in Montreal (Quebec), which focuses on the development of oral controlled-release products for the generic pharmaceutical market as well as novel buccal delivery systems.

     Intelgenx currently has two unique, proprietary platform technologies that it uses to develop products: a Tri-Layer Tablet technology which allows for the development of oral controlled release products, and a Quick Release Wafer technology for the rapid delivery of pharmaceutically active substances to the oral cavity. Intelgenx's Tri-layer technology is aimed at reducing manufacturing costs significantly as compared to competing delivery technologies. The wafer technology allows for the instant delivery of pharmaceuticals to the oral mucosa.

     Intelgenx's business strategy is to develop pharmaceutical products based on its proprietary drug delivery technologies and license the commercial rights to competent partner companies once the viability of the product has been demonstrated.

     Terms of Share Exchange Agreement
     ---------------------------------

     Pursuant to the Share Exchange Agreement, the Intelgenx acquisition will be completed through a series of agreements among Big Flash, its wholly owned subsidiary 6544631 Canada Inc. ("Exchangeco") and Horst Zerbe, Ingrid Zerbe and Joel Cohen (the "Principals") and Equity Transfer Services Inc. ("Equity"). Under the Share Exchange Agreement, Exchangeco will acquire all of the issued and outstanding common shares of Intelgenx in exchange for 10,991,000 Class A Special Shares of Exchangeco ("Exchangeable Shares"). At closing of the Share Exchange Agreement, Big Flash, Exchangeco, the Principals and Equity will enter into an Exchange and Voting Trust Agreement (the "Exchange and Voting Trust Agreement") pursuant to which 10,991,000 shares of Big Flash common stock (the "Trust Shares") shall be issued to Equity, as trustee for the Principals, as security for Big Flash's covenants under the provisions of the Exchangeable Shares. Big Flash, Exchangeco and Equity will also enter into a support agreement ("Support Agreement") which will, among other things, set forth the terms and conditions upon which the Principals may exchange the Exchangeable Shares for a corresponding number of Big Flash common stock. Big Flash may satisfy its obligations by instructing the Trustee to deliver one Big Flash common share for each such Exchangeable Share. Big Flash, Exchangeco, Equity and the Principals will also enter into an escrow agreement (the "Escrow Agreement") pursuant to which the Principals shall deposit into escrow with Equity, as escrow agent, all of the Exchangeable Shares and any Trust Shares for which the Exchangeable Shares may be exchanged from time to time, over a term of 3 years following closing. The Escrow Agreement provides that the Exchangeable Shares and Trust Shares held in escrow may not be sold, assigned or transferred, except as expressly permitted under the Escrow Agreement, and shall be released from escrow at the end of the 3-year term.

     The Trustee, as the holder of record of the Trust Shares, shall be entitled to all of the voting rights, including the right to vote in person or by proxy the Trust Shares on any matters, questions, proposals or propositions whatsoever that may properly come before the stockholders of Big Flash or at a meeting of Big Flash stockholders or in connection with respect to all written consents sought by Big Flash from its stockholders (the "Voting Rights"). The Voting Rights shall be and remain vested in and exercised by the Trustee. As further particularized in the Exchange and Voting Trust Agreement, the Trustee shall exercise the Voting Rights only on the basis of instructions received from the Principals entitled to instruct the Trustee as to the voting thereof at the time at which the stockholders meeting is held or a stockholders' consent is sought. To the extent that no instructions are received from a Principal with respect to the Voting Rights to which such Principal is entitled, the Trustee shall not exercise or permit the exercise of such Voting Rights.

     Under the terms of the Exchangeable Shares, the Principals will have the right to exchange the Exchangeable Shares for a corresponding number of shares of Big Flash common stock at any time after closing of the transaction. Prior to the exercise of such exchange rights, Equity will be the owner of record of the Trust Shares and will retain power to vote the Trust Shares or grant consent in regard to any and all matters presented for approval by the holders of Big Flash common stock. Under the terms of the Exchange and Voting Trust Agreement, Equity, in its capacity as trustee, will act in regard to such matters only in accordance with instructions given by the Principals, respectively.

     In its capacity as trustee, Equity does not have any powers of disposition over the Trust Shares except as expressly required under the Exchange and Voting Trust Agreement and the Support Agreement.

     All of such Exchangeable Shares and the Trust Shares were issued pursuant to the exemptions from registration provided under National Instrument 45-106 under Canadian securities laws and will be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act and Regulation D - Rule 506 and/or Regulation S promulgated thereunder.

     Intelgenx proposes to issue additional common shares and warrants to investors ("Investors") pursuant to private placements prior to the closing of the Share Exchange Agreement. On or before the completion of the purchase of the Intelgenx shares by Exchangeco from the Principals pursuant to the Share Exchange Agreement, it is contemplated that the Investors will enter into and complete agreements with Big Flash for the sale of their shares and warrants of Intelgenx to Big Flash in exchange for an aggregate of up to 3,525,000 common shares of Big Flash and 100,000 common share purchase warrants of Big Flash.

     After giving effect to the proposed issuance of the 10,991,000 shares of Big Flash common stock in connection with the Intelgenx acquisition and the 3,525,000 shares of Big Flash stock and 100,000 warrants of Big Flash to be issued to the Investors, the number of Trust Shares that will be issued to Equity as trustee for the Vendors in the aggregate will constitute 68.7% of the approximately 16 million shares of Big Flash common stock that will be issued and outstanding. After giving effect to the issuance of the shares of Big Flash in connection with the Intelgenx acquisition, Horst Zerbe, Ingrid Zerbe and Joel Cohen will, pursuant to rights attached to the Exchangeable Shares to be issued to them under the Share Exchange Agreement, be entitled to acquire and beneficially own, respectively, 4,709,643, 4,709,643 and 1,571,713 shares of Big Flash common stock constituting, respectively, 29.4%, 29.4% and 9.8% of the Big Flash common stock that will be issued and outstanding.

     Prior to the completion of the Intelgenx acquisition and except for the Share Exchange Agreement and the transactions contemplated thereunder, neither Intelgenx nor the shareholders of Intelgenx are or have been engaged in any direct or indirect transaction with Big Flash and the Intelgenx acquisition is not considered a related party transaction.

     Pursuant to the terms of the Support Agreement, the holders of the Exchangeable Shares will economically benefit to the same extent as direct shareholders of Big Flash in the event of any dividend or other distribution.

     Exchangeco shall on any day ("Redemption Date") to be determined by Exchangeco's board of directors after the tenth anniversary of the date of the Intelgenx acquisition, redeem the then outstanding Exchangeable Shares for an amount per Exchangeable Share (the "Redemption Price") equal to (i) the current market price of a Big Flash common share on the last business day prior to the Redemption Date (which may be satisfied in full by Exchangeco causing an instruction to be given to the Trustee to deliver, in respect of each Exchangeable Share held by each respective holder thereof, one Big Flash common share, and obtaining written confirmation of such delivery by the Trustee), plus
(ii) the unpaid dividend amount, if any, on each such Exchangeable Share held by such holder on any dividend record date which occurred prior to the Redemption Date.

     The Exchangeable Shares may, at any time prior to the Redemption Date, be exchanged by any of the Principals in exchange for the same number of shares of Big Flash common stock. The number of shares of Big Flash common stock to be transferred to the holders of the Exchangeable Shares upon such exchange will be subject to corresponding adjustment in the event of any Big Flash securities dividend, forward split, reverse split, or similar event. The holders of the Exchangeable Shares will also benefit to an identical extent as all other Big Flash shareholders in the event of a tender offer or other similar transaction.

     All Big Flash events related to payment of dividends, redemption or purchase or any capital distribution in respect of Big Flash common shares or any shares other than the Exchangeable Shares, redemption or purchase of any shares other than the Exchangeable Shares, or issuance of any other exchangeable shares, shall in each case be subject to approval by holders of not less than 66.6% of then-outstanding Exchangeable Shares. In addition, Big Flash must obtain the same consent prior to any action to reclassify, subdivide, re-divide or make any similar change to the outstanding shares of Big Flash, or effect an amalgamation, merger, reorganization or other transaction affecting the Big Flash shares of common stock.

Current Business Activities

     Since our inception, we have engaged in only sporadic business operations and are deemed a development stage company. Pending the finalization of the Intelgenx transaction, our only business is to seek out and investigate potential operating businesses and business opportunities with the goal of potentially acquiring or merging with one or more of these businesses. No representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

     Our principal executive offices are located at 19 East 200 South, Suite 1080, Salt Lake City, Utah 84111, and our telephone number is (801) 322-3401.

     Sources of Business Opportunities
     ---------------------------------

     Management uses various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger.

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

     There can be no assurance that following consummation of any acquisition or merger, the acquired business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

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

Competition

     Because we have not finalized an acquisition or merger, we are unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. In addition to competing with these other public companies, we are also in direct competition with many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited experience, we will be at a significant competitive disadvantage compared to our competitors.

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

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, our business could fail and our stockholders could lose their entire investment. You are encouraged to read note 2 to financial statements included herewith.

     Although we have entered into an agreement to acquire Intelgenx, there can be no assurance that the transaction will be finalized or that the acquisition of Intelgenx will result in a future successful business venture.
--------------------------------------------------------------------------------

     As set forth above, on April 10, 2006 we entered into an agreement to acquire Intelgenx, a drug delivery that focuses on the development of oral controlled-release products for the generic pharmaceutical market as well as novel buccal delivery systems. Management is confident that we will be able to fulfill the terms and conditions set forth in the agreements related to the acquisition and that we will consummate the transaction. However, there can be no assurance that the transaction will be completed or that the acquisition of Intelgenx will result in a successful operating business for our company. If the acquisition is not completed, or if our business following the acquisition is not adequate to provide sufficient capital, we may have to cease operations.

     Discretionary use of proceeds
     ---------------------------------------------------------------------------

     Except for the Intelgenx transaction, we are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of any business, assets, property. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

     No substantive disclosure relating to prospective acquisitions
     ---------------------------------------------------------------------------

     Except for the information concerning Intelgenx included herein, potential investors in our securities have no substantive information upon which to base a decision whether to invest in our securities. Prospective investors currently have only limited information with which to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had finalized the Intelgenx transaction.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

     As of December 31, 2005, there were approximately 35 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued in 1999 in private transactions. We have relied upon the exemption provided by Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

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

     The remaining 1,484,200 shares are considered restricted securities and presently held by four stockholders. All of these restricted shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under that Rule.

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

     We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this and other reports and other corporate expenses have been paid for by advances from stockholders. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

     If we do not consummate the Intelgenx acquisition, during the next 12 months we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for our officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

Net Operating Loss

     We have accumulated approximately $23,012 of net operating loss carryforwards as of December 31, 2005. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Recent Accounting Pronouncements
--------------------------------

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

Item 7.        Financial Statements

     Financial statements for the fiscal years ended December 31, 2005 and 2004 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item 8A.       Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

     Based upon the required evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------


Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Delinquent in filings with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

Consolidated  Travel  Systems,   Inc.   11-9-2001 (10-SB)              Active and current  with SEC Pending  acquisition
                                                                       by way of merger with Knobias Holdings, Inc.

Eagles Nest Mining Company              5-14-1999 (10-SB)              Active and current with SEC Entered into research
                                                                       and license agreement with New York University in
                                                                       September 2003 to develop certain technologies

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

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2005 and 2004. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of December 31, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

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

     (1) Based upon 1.5 million shares of common stock outstanding on December 31, 2005.

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


Item 13.          Exhibits

         (a)      Exhibits

Exhibit No.                 Exhibit Name
-----------                 ------------
     3.1*         Certificate of Incorporation
     3.2*         By-Laws
     4.1*         Instrument  defining rights of  stockholders  (See Exhibit No.
                  3.1, Certificate of Incorporation)
     31.1         Certification  of  C.E.O.  Pursuant  to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002
     31.2         Certification  of  Principal  Accounting  Officer  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
     32.1         Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                  2002
     32.2         Certification of Principal  Accounting  Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
     99.1**       Share Exchange Agreement by and between Big Flash Corporation,
                  6544631 Canada Inc., Horst Zerbe, Ingrid Zerbe, Joel Cohen and
                  Intelgenx Corp. dated April 10, 2006.
----------------
     * Previously filed as an Exhibit to the Form 10-SB filed July 28, 2000.
    ** Previously filed as Exhibit to Form 8-K dated April 10, 2006 and filed
       April 13, 2006.

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, Chisholm, Bierwolf & Nilson, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2005 and 2004, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2005, were $3,300 for 2005 and $3,220 for 2004.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2005 and 2004, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2005 and 2004, no fees were billed by Chisholm, Bierwolf & Nilson for tax compliance, tax advice and tax planning.

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

                                     Big Flash Corporation



                                     By:     /S/   EDWARD F. COWLE
                                        ----------------------------------------
                                             Edward F. Cowle
                                             President and C.E.O.

Dated:   April 14, 2006


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                    Date
           ---------                                             -----                    ----
/S/    EDWARD F. COWLE                          President, C.E.O. and director         April 14, 2006
-----------------------------------------       (Principal Accounting Officer)
         Edward F. Cowle




/S/    J. ROCKWELL SMITH                        Chairman and Director                  April 14, 2006
-----------------------------------------
         J. Rockwell Smith



/S/    GEOFF WILLIAMS                           Secretary and Director                 April 14, 2006
-----------------------------------------
         Geoff Williams

                              BIG FLASH CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm....................F-3

Balance Sheet..............................................................F-4

Statements of Operations...................................................F-5

Statements of Stockholders' Equity (Deficit)...............................F-6

Statements of Cash Flows...................................................F-8

Notes to the Financial Statements..........................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
Big Flash Corporation
(A Development Stage Company)
Salt Lake City, UT

We have audited the accompanying balance sheet of Big Flash Corporation (a Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. And audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Flash Corporation (a Development Stage Company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson, LLC
------------------------------------
Bountiful, Utah
February 22, 2006

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                                    December 31,
                                                                        2005
                                                                    -----------


CURRENT ASSETS

      Cash                                                          $      --
                                                                    -----------

             Total Current Assets                                          --
                                                                    -----------

             TOTAL ASSETS                                           $      --
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                              $       350
      Due to stockholder                                                 20,149
      Accrued interest - stockholder                                      1,513
                                                                    -----------

             Total Current Liabilities                                   22,012
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock;20,000,000 shares authorized,
        at $0.00001 par value, 1,500,000 shares issued
        and outstanding                                                      15
      Additional paid-in capital                                            985
      Deficit accumulated during the development stage                  (23,012)
                                                                    -----------

             Total Stockholders' Equity (Deficit)                       (22,012)
                                                                    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                     $      --
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                            Statements of Operations



                                                                       From
                                                                   Inception on
                                               For the            July 27, 1999
                                             Years Ended             Through
                                             December 31,          December 31,
                                     --------------------------    -----------
                                        2005           2004           2005
                                     -----------    -----------    -----------

REVENUES                             $      --      $      --      $      --

EXPENSES

       General and Administrative          9,906          7,545         21,498
                                     -----------    -----------    -----------

              Total Expenses               9,906          7,545         21,498
                                     -----------    -----------    -----------


LOSS FROM OPERATIONS                      (9,906)        (7,545)       (21,498)
                                     -----------    -----------    -----------


OTHER EXPENSES

       Interest Expense                   (1,217)          (297)        (1,514)
                                     -----------    -----------    -----------

              Total Other Expenses        (1,217)          (297)        (1,514)
                                     -----------    -----------    -----------


NET LOSS                             $   (11,123)   $    (7,842)   $   (23,012)
                                     ===========    ===========    ===========


BASIC LOSS PER SHARE                 $     (0.01)   $     (0.01)
                                     ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   1,500,000      1,500,000
                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements


                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                         Deficit
                                                                                       Accumulated
                                    Common Stock           Additional      Stock       During the
                                   --------------------     Paid-In     Subscription   Development
                                Shares         Amount       Capital      Receivable       Stage
                              -----------   -----------   -----------   -----------    -----------
Balance at inception on
  July 27, 1999                      --     $      --     $      --     $      --      $      --

Common stock issued for
  cash on September 8, 1999
  at $0.0003 per share          1,500,000            15           485          (500)          --

Net loss from inception on
  July 27, 1999 through
  December 31, 1999                  --            --            --            --             --
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999      1,500,000            15           485          (500)          --

Net loss for the year ended
  December 31, 2000                  --            --            --            --           (2,503)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2000      1,500,000            15           485          (500)        (2,503)

Cash received on stock
  subscription receivable            --            --            --             500           --

Net loss for the year ended
  December 31, 2001                  --            --            --          (1,086)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001      1,500,000            15           485          --           (3,589)

Net loss for the year ended
  December 31, 2002                  --            --            --            --             (350)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2002      1,500,000            15           485          --           (3,939)

Net loss for the year ended
  December 31, 2003                  --            --            --            --             (108)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003      1,500,000            15           485          --           (4,047)

Net loss for the year ended
  December 31, 2004                  --            --            --            --           (7,842)
                              -----------   -----------   -----------   -----------    -----------

Balance, Deccember 31, 2004     1,500,000            15           485          --          (11,889)

Services contributed by
  shareholder                        --            --             500          --             --

Net loss for the year ended
  December 31, 2005                  --            --            --            --          (11,123)
                              -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2005      1,500,000   $        15   $       985   $      --      $   (23,012)
                              ===========   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                              BIG FLASH CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                                     From
                                                              For the            Inception on
                                                            Years Ended         July 27, 1999
                                                            December 31,            Through
                                                    --------------------------    December 31,
                                                       2005           2004           2005
                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                      $   (11,123)   $    (7,842)   $   (23,012)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
             Impairment loss on mining claims              --             --             --
             Common stock issued for services              --             --             --
             Contributed services by shareholder            500           --              500
      Changes in operating assets and liabilities
             Decrease in prepaid expenses                  --             --             --
             Increase in accounts payable                (1,875)         2,224            349
             Increase in due to stockholder              12,498          5,618         21,663
                                                    -----------    -----------    -----------

                   Net Cash Used by Operating
                     Activities                            --             --             (500)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       --             --             --
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

             Sale of common stock                          --             --              500
                                                    -----------    -----------    -----------

                   Net Cash Provided by Financing
                     Activities                            --             --              500
                                                    -----------    -----------    -----------

             NET DECREASE IN CASH                          --             --             --

             CASH AT BEGINNING OF PERIOD                   --             --             --
                                                    -----------    -----------    -----------

             CASH AT END OF PERIOD                  $      --      $      --      $      --
                                                    ===========    ===========    ===========

SUPPLIMENTAL DISCLOSURES OF
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

                c.   Basic Loss Per Share

            The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                 For the Years Ended
                                                     December 31,
                                                  2005          2004
                                              -----------    -----------

                       Loss (numerator)       $   (11,123)   $    (7,842)
                       Shares (denominator)     1,500,000      1,500,000
                                              -----------    -----------

                       Per share amount       $     (0.01)         (0.01)
                                              ===========    ===========


            d.  Provision for Taxes

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

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            d. Provision for Taxes (Continued)

            Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:


                                                            2005                    2004
                                                       ----------------      -----------------
                       Deferred tax assets:
                         NOL carryover                 $       23,012        $       11,889
                         Valuation allowance                  (23,012)              (11,889)
                                                       ----------------      -----------------

                         Net deferred tax asset        $         --          $         --
                                                       ================      =================

            The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                              2005                  2004
                                                        ----------------      -----------------

                       Book Income                      $     (4,338)        $        (2,556)

                       Valuation allowance                     4,338                   2,556
                                                        ----------------      -----------------

                                                        $       --           $          --
                                                         ===============      =================

            At December 31, 2005, the Company had net operating loss carryforwards of approximately $23,012 that may be offset against future taxable income through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

            Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

e.       Cash and Cash Equivalents

            For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f. Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              g. Newly Issued Accounting Pronouncements

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (i) mandatory redeemable financial instruments, (ii) obligations to repurchase the issuer's equity shares by transferring assets, and (iii) obligations to issue a variable number of shares. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial position or Statement of Operations.

              In January 2003, and revised in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company's financial position or statement of operations.

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Newly Issued Accounting Pronouncements (Continued)

              In November 2004, the FASB issued FAS 151 "Inventory Costs" This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement is effective for periods beginning after June 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

              In December 2004, the FASB issued FAS 152-"Accounting for Real Estate Time-Sharing Transactions" This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for
              (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

              In December 2004, the FASB issued FAS 153-"Exchanges of Nonmonetary Assets". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

              In May 2005, the FASB issued FAS 154-"Accounting for Certain Marketable Securities". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Newly Issued Accounting Pronouncements (Continued)

              required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

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


NOTE 3 -  RELATED PARTY TRANSACTIONS

              During the years ended December 31, 2005 and 2004, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2005 and 2004 the Company had an obligation to the related party, including accrued interest, totaling $21,662 and $9,165, respectively. This balance is due on demand, and the Company is accruing interest on the total at 8.0% per annum.

NOTE 4 -    SIGNIFICANT EVENT

              In November, 2005, the Company entered into a Letter of Understanding with Intelgenx Corp. ("Intelgenx"), an operating drug delivery entity headquartered in Quebec, Canada. Later, on April 10, 2006, the Company entered into a formal Share Exchange Agreement with Intelgenx. Pursuant to this Agreement, the Company formed a wholly-owned subsidiary, 6544531 Canada, Inc. ("Exchangeco"). The Share Exchange Agreement stipulates that

                              BIG FLASH CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements


              NOTE 4 -   SIGNIFICANT EVENT  (Continued)

              Exchangeco will receive 10,991,000 common shares of Intelgenx, in exchange for all of the outstanding common shares of Exchangeco. Upon consummation of the Agreement, Intelgenx will operate as a controlled subsidiary of the Company. Management anticipated the Agreement will be fully consummated during the 2nd quarter of 2006.