Form 10QSB
period 2006-03-31
BIG FLASH CORP
filed 2006-05-22
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

Commission File Number 000-31187

BIG FLASH CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6425 Abrams, St-Laurent, Quebec, Canada H4S 1X9
(Address of principal executive offices)

514-331-7440
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days.

                                                                                                            Yes  [X]     No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares  outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class    Outstanding as of March 31, 2006

        Common Stock, $.00001 par value,     1,500,000

PART I

Item 1.       Financial Statements

        The  accompanying  unaudited  balance  sheets of Big Flash  Corporation  at March  31, 2006 and December  31, 2005,  related  unaudited  statements  of operations,  stockholders'  equity (deficit) and cash flows for the three months ended  March  31, 2006 and 2005 and the  period  July  27,  1999  (date of inception) to March 31, 2006, have been prepared by management in conformity with  accounting  principles  generally  accepted in the United  States.  In the opinion  of  management,   all  adjustments  considered  necessary  for  a  fair presentation  of the results of  operations  and  financial  position  have been included and all such  adjustments are of a normal recurring  nature.  Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.

BIG FLASH CORPORATION
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2006	2005
	$	$
ASSETS

CURRENT ASSETS

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	430	350
Due to stockholder	20,807	20,149
Accrued interest - stockholder	1,923	1,513
Total Current Liabilities	23,160	22,012

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 20,000,000 shares
authorized, at $0.00001 par value,
1,500,000 shares issued and outstanding	15	15
Additional paid-in capital	1,485	985
Deficit accumulated during the
development stage	-24,660	-23,012
Total Stockholders' Equity (Deficit)	-23,160	-22,012

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY
DEFICIT)	-	-

BIG FLASH CORPORATION
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the Three		From Inception on
	Months Ended		July 27, 1999
	March 31		through March 31
	2006	2005	2006
	$	$	$

REVENUES	-	-	-

EXPENSES

General and Administrative	1,238	3,542	22,736

Total Expenses	1,238	3,542	22,736

LOSS FROM OPERATIONS	-1,238	-3,542	-22,736

OTHER EXPENSES

Interest Expense	-410	-209	-1,924

Total Other Expenses	-410	-209	-1,924

NET LOSS	-1,648	-3,751	-24,660

BASIC LOSS PER SHARE	-0.00	0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	1,500,000	1,500,000

BIG FLASH CORPORATION
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
	For the Three		From Inception on
	Months Ended		July 27, 1999
	March 31		through March 31
	2006	2005	2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-1,648	-3,751	-24,660
Adjustments to reconcile net loss to net cash
used by operating activities:
Services contributed by shareholder	500	-	1,000
Changes in operating assets and liabilities:
Increase in accounts payable	80	348	429
Increase in account payable - shareholder	1,068	3,043	22,731

Net Cash Used by Operating Activities	-	-	-500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	500

Net Cash Provided by Operating
Activities	-	-	500

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	-	-	-
Income Taxes	-	-	-
NON-CASH FINANCING ACTIVITIES
Common Stock issued for services	-	-	-
Common stock issued for mining claims	-	-	-

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

        The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005, and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements.  The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUBSEQUENT EVENT

        On April 28, 2006, the Company entered into a Share Exchange Agreement ("the Agreement"), whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of Intelgenx Corp., a Canadian corporation ("Intelgenx").  Pursuant to the Agreement, and several separate related agreements, the Company issued, as consideration for the Intelgenx shares, 14,507,489 shares of the Company's common stock to various shareholders of Intelgenx, along with 100,000 common share purchase warrants to an Intelgenx shareholder.  The warrants granted are exercisable at $0.41 per share, and expire on April 28, 2008.  Upon completion of the acquisition, the total shares issued by the Company pertaining to the acquisition of Intelgenx will constitute 68.7% of the approximately 16 million Big Flash common shares then outstanding. Following the completion of the acquisition, Intelgenx will continue its operations as a controlled subsidiary of the Company.

        IntelGenx is a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada which focuses on the development of oral controlled-release products for the generic pharmaceutical market as well as novel mucosal delivery systems. IntelGenx's business strategy is to develop pharmaceutical products based on its proprietary drug delivery technologies and license the commercial rights to competent  partner  companies  once the  viability  of the  product has been demonstrated.

Item 2.      Management's Discussion and Analysis or Plan of Operations

        The following  information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

        We incurred a loss of $1,648 during the three month period ended March 31, 2006,  primarily due to professional  fees and other expenses related to the preparation  and filing with the SEC of periodic and annual  reports  during the quarter.  We had $3,751 of such expenses during the three month  period  ended March  31,  2005.  We accrued $410 of interest expense on debt to related parties in 2006 compared to $209 in 2005.

        In the opinion of  management,  inflation  has not and  will  not have a material effect on our operations until such time as we successfully complete an acquisition  or merger.  At that time,  management will  evaluate  the possible effects of inflation related to our business and operations.

Liquidity and Capital Resources

        During the three months ended March 31, 2006, our expenses were paid by a shareholder.  At March 31, 2006, we had a payable to our stockholder of $20,807. Pursuant to the acquisition of Intelgenx on April 28, 2006 the Company now has funds available to fund operations for the next 12 to 18 months. Although the Company does not anticipate requiring to raise additional funds at this time, the Company may decide to raise funds through further private placements of Big Flash common stock depending on changes in market conditions and business opportunities.

Plan of Operation

        On April 28, 2006, the Company entered into a Share Exchange Agreement, whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of Intelgenx Corp., a Canadian corporation. Pursuant to the Agreement, and several separate related agreements, the Company issued, as consideration for the Intelgenx shares, 14,507,489 shares of the Company's common stock to various shareholders of Intelgenx, along with 100,000 common share purchase warrants to an Intelgenx shareholder.  The warrants granted are exercisable at $0.41 per share, and expire on April 28, 2008.  Upon completion of the acquisition, the total shares issued by the Company pertaining to the acquisition of Intelgenx will constitute 68.7% of the approximately 16 million Big Flash common shares then outstanding. Following the completion of the acquisition, Intelgenx will continue its operations as a controlled subsidiary of the Company.

        IntelGenx is a drug delivery company established in 2003 and headquartered in Montreal,Quebec, Canada, which focuses on the development of novel oral immediate-release and controlled-release products for the generic pharmaceutical market. IntelGenx's business strategy is to develop pharmaceutical products based on its proprietary drug delivery technologies and then license commercial rights for such products to pharmaceutical partners once the viability of a product has been demonstrated. We expect a partner company will, in some cases, fund  development of the licensed products, complete the Food and Drug Administration ("FDA") regulatory approval process relating to the licensed products , and assume responsibility for marketing and distributing such products.

        In addition, the Company anticipates that it may undertake full development of certain products without seeking a partner until the marketing and distribution stage.  The Company will assess various issues relating to potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against potential for additional returns earned by partnering later in the development process.  The company has also undertaken a strategy under which it will work with pharmaceutical companies in order to develop new dosage forms in addition to already existing ones for pharmaceutical products for which patent protection is about to expire.  Under § (505)(b)(2) of the Food, Drug, and Cosmetics  Act, the Food and Drug Administration will grant a market exclusivity of up to three years for such a new dosage form. The Company anticipates significant returns from successfully obtaining market exclusivity in this manner.

        The Company is currently continuing to develop the existing products in its pipeline and may also perform research and development on other potential products as the opportunities present themselves.

        The Company does not currently plan to acquire a manufacturing facility. The Company currently purchases and or leases, on an as-needed basis, the equipment necessary for performing research and development activities related to its products.

        The Company will hire new personnel, primarily  in the area of research and development, on an as-needed basis as the Company enters into partnership agreements partners and increases its research and development activities.

Forward-Looking and Cautionary Statements

        This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events.  Forward-looking statements give management's current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this Information Statement, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate,"  "estimate,"  "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements involve known and unknown risks,   estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in the information statement.  You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•

continued development of our technology;

•

lack of product revenues

•

successful completion of clinical trials and obtaining regulatory approval to market

•

ability to protect our intellectual property

•

dependence on collaborative partners

•

ability to generate positive cash flow

•

ability to raise additional capital if and when necessary

•

dependence on key personnel;

•

competitive factors;

•

the operation of our business; and

•

general economic conditions.

        These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 6.       Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1 - Certification  of C.E.O.  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  31.2 - Certification  of  Principal Accounting  Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification  of  C.E.O.  Pursuant  to 18  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of Principal Accounting Officer Pursuant to 18 U.S.C.  Section  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                                        BIG FLASH CORPORATION

Date:  May 22, 2006

By:  /S/   Horst Zerbe

------------------------------------

Horst Zerbe

President, C.E.O. and

Director

Date:  May 22, 2006

 By:  /S/   Joel Cohen

 ------------------------------------

Joel Cohen

Chief Financial

Officer and

Director