Form 10QSB
period 2006-06-30
IntelGenx Technologies Corp.
filed 2006-08-22
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter June 30, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

Commission File Number 000-31187

IntelGenx Technologies Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6425 Abrams, Ville Saint Laurent, Quebec H4S 1X9, Canada
(Address of principal executive offices)

(514) 331-7440
(Issuer's telephone number)

Big Flash Corp,  56 West 400 South, St 220, Salt Lake City, UT 84101
(Former Name, former Address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [ ]

The number of shares outstanding of the issuer's common equity, as of the latest practicable date. (August 21, 2006) Class A 16,007,489

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]             No [X]

Transitional Small Business Disclosure Format (Check one):

Yes [ ]             No [X]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

On August 10, 2006, pursuant to a vote by our shareholders, we changed our corporate name from Big Flash Corp. to IntelGenx Technologies Corp.

PART I

Item 1.     Financial Statements

        The accompanying unaudited balance sheets of IntelGenx Technologies Corporation at June 30, 2006 and (audited) December 31, 2005, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2006 and 2005 and three month ended June 30, 2006 and 2005 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Balance Sheet
(Expressed in U.S. Funds)
	June 30,	December 31,
	2006	2005
	Unaudited
Assets
Current
Cash	$607,521	$10,938
Accounts receivable	136,306	5,858
Income taxes recoverable	9,794	9,400
Prepaid expenses	136,569	3,186
Investment tax credits receivable	95,748	69,576
	985,938	98,958
Fixed Assets	169,410	100,176
	$1,155,348	$199,134
Liabilities
Current
Accounts payable and accrued liabilities	72,671	67,322
Current maturity of long-term debt	12,543	14,000
	85,214	81,322
Loan Payable, Shareholder	89,870	86,253
Long-Term Debt	88,289	63,386
Shareholders' Equity (Deficiency)
Capital Stock (note 5)	1,031,735	77
Additional Paid-in-Capital	19,420	-
Other Comprehensive Gain	5,126	4,825
Accumulated Deficit	(164,306)	(36,729)
	891,975	(31,827)
	$1,155,348	$199,134
See accompanying notes
Approved on Behalf of the Board:
Director
Director

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)
			Additional		Other			Total
	Capital Stock		Paid-In	Comprehensive			Accumulated	Shareholders'
	Number	Amount	Capital		Gain		Deficit	Equity
Balance - December 31, 2005	10,000	$77	$-			$4,825	$(36,729)	$(31,827)
March 9, 2006 - recall and cancellation of issued
shares	(10,000)	(77)	-		-		-	(77)
March 9, 2006 - issue of common shares	10,991,000	77	-		-		-	77
April 28, 2006 - issue of common shares	3,191,489	898,408	-		-		-	898,408
April 28, 2006 - asset acquired	1,825,000	133,250	-		-		-	133,250
Foreign currency translation adjustment for the
period	-	-	-			301	-	301
Warrants issued	-	-	19,420		-		-	19,420
Net loss for the period	-	-	-		-		(127,577)	(127,577)
Balance - June 30, 2006	16,007,489	$1,031,735	$19,420	- $		5,126	$(164,306)	$891,975

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2005
(Expressed in U.S. Funds)
(Unaudited)
				Accumulated
			Accumulated	Retained Earnings
			Other	during the	Total
		Capital Stock	Comprehensive	Development	Shareholders'
	Number	Amount	Gain	Stage	Equity
Balance - December 31, 2004	10,000	77	6,493	88,791	95,361
Foreign currency translation adjustment for the
period	-	-	(1,865)	-	(1,865)
Net loss for the period	-	-	-	(51,271)	(51,271)
Balance - June 30, 2005	10,000	$77	$4,628	$37,520	$42,225

See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)
	For the Three-month period		For the Six-month period
	ended June 30th		ended June 30th
	2006	2005	2006	2005
Revenue	$93,168	$-	188,686	-
Expenses
Research and development	156,683	21,441	239,701	35,171
Administrative salaries	15,585	5,680	30,154	15,960
Travel	8,493	64	10,865	492
Advertising and promotion	840	-	1,882	-
Telecommunications	1,931	162	3,300	1,289
Professional fees	697	-	6,644	1,377
Office and general	3,934	2,684	8,026	3,634
Taxes and insurance	894	678	1,349	1,384
Rent	7,286	5,548	14,157	11,191
Interest and bank charges	231	403	672	1,469
Interest and financing fees on long-term
debt and loan payable, shareholder	23,905	1,159	27,205	2,105
Amortization - laboratory and office equipment	7,674	4,548	14,791	9,227
Amortization - leasehold improvements	1,199	927	2,311	1,879
Amortization - computer equipment	240	294	463	597
Foreign exchange	837	50	842	64
Research and development tax credits	(23,916)	(3,624)	(46,099)	(24,561)
	206,513	40,014	316,263	61,278
Loss Before Income Taxes	(113,345)	(40,014)	(127,577)	(61,278)

Income taxes - Current	-	-	-	(10,007)
Net Loss	(113,345)	(40,014)	(127,577)	(51,271)
Other Comprehensive Income (Loss)

Foreign currency translation adjustment	35	(1,206)	301	(1,865)
Comprehensive Loss	$(113,310)	$(41,220)	(127,276)	$(53,136)
Basic Weighted Average Number of
Shares Outstanding	14,463,954	10,991,000	12,737,071	10,991,000
Basic and Diluted Loss Per Common Share (note 7)	(0.01)	-	(0.01)	-
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)
	For the Three-month period		For the Six-month period
	ended June 30th		ended June 30th
	2006	2005	2006	2005
Funds Provided (Used) -
Operating Activities

Net loss	$(113,345)	$(40,014)	$(127,577)	$(51,271)
Foreign currency translation adjustment	35	(1,206)	301	(1,865)
Amortization	9,113	5,769	17,565	11,703
Financing fee paid in warrants	19,420	-	19,420	-
	(84,777)	(35,451)	(90,291)	(41,433)
Changes in non-cash operating elements
of working capital	(115,001)	5,002	(151,798)	(29,875)
	(199,778)	(30,449)	(242,089)	(71,308)
Financing Activities
Bank Indebtedness	(12,119)	30,449	-	32,469
Long-term debt	-	-	29,294	-
Repayment of long term debt	(1,520)	-	(5,848)	-
Loan payable, shareholder	3,986	-	3,617	32,806
Issue of capital stock (note 5)	1,341,750	-	1,341,750	-
Transaction costs (note 5)	(443,342)	-	(443,342)	-
Promissory note	(25,685)	-	-	-
	863,070	30,449	925,471	65,275
Investing Activities
Additions to fixed assets	(55,771)	-	(86,799)	(448)
Increase (Decrease) in Cash	607,521	-	596,583	(6,481)

Cash
Beginning of Period	-	-	10,938	6,481
End of Period	$607,521	$-	$607,521	$-
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

1.         Basis of Presentation and Reorganization of the Corporation

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of Intelgenx Corp. financial statements for the year ended December 31, 2005 and 2004 except for those discussed in note 4 below. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Intelgenx Corp. audited financial statements for the years ended December 31, 2005 and 2004.

Reorganization of the Corporation

On April 28, 2006, Intelgenx Corp. entered into a share exchange agreement with IntelGenx Technologies Corp. (formerly Big Flash Corporation), an inactive public shell company, for the acquisition by IntelGenx Technologies Corp. of all the issued and outstanding shares of Intelgenx Corp.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Intelgenx Corp. for the net monetary assets of IntelGenx Technologies Corp. accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, IntelGenx Technologies Corp., are those of the legal acquiree, Intelgenx Corp., which are considered to be the accounting acquirerer.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

All of the Intelgenx Corp. shares, through a series of exchanges, were exchanged for shares of IntelGenx Technologies Corp. common shares and/or exchangeable shares of 6544361 Canada Inc. a wholly-owned subsidiary of IntelGenx Technologies Corp. The Exchangeable shares are exchangeable for common shares of IntelGenx Technologies Corp. on a one for one basis. Until such time as the holders of the exchangeable shares wish to exchange their shares for IntelGenx Technologies Corp. shares, the IntelGenx Technologies Corp. shares are held in trust by a trustee on behalf of the exchangeable shareholders. The trustee shall be entitled to the voting rights in IntelGenx Technologies Corp. stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instructions of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held.

These financial statements reflect the accounts of the balance sheets, the results of operations and the cash flows of Intelgenx Corp. at their carrying amounts, since it is deemed to be the accounting acquirerer.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

1.         Basis of Presentation and Reorganization of the Corporation (Cont'd)

The results of operations, the cash flows and the assets and liabilities of IntelGenx Technologies Corp. have been included in these consolidated financial statements since April 28, 2006, the acquisition date. Amounts reported for the periods prior to April 28, 2006 are those of Intelgenx Corp..

The fair value assigned to the asset of IntelGenx Technologies Corp. acquired on April 28, 2006 is as follows:

Asset

Prepaid investor relations services	$133,250
Asset acquired	$133,250

As part of the transaction, a shareholder of IntelGenx Technologies Corp. forgave the due to shareholder and related interest payable amounting to $23,160 and IntelGenx Technologies Corp. issued 325,000 common shares in consideration of investor relations services to be rendered.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $164,306 from inception (June 15, 2003) to June 30, 2006. The Company has reported deficient cash flows from operating activities of $250,651 from inception (June 15, 2003) to June 30, 2006. To date, these losses and cash flow deficiencies have been financed principally through long-term debt, debt from related parties and common shares issuance. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. Management anticipates generating revenue through development contracts during the year. The Company has commenced the process of raising additional capital. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

3.         Nature of Business

The Company specializes in the development of pharmaceutical products in co-operation with various pharmaceutical companies. Prior to March 31, 2006, the Company was in the development stage and its efforts were focused on establishing contracts with pharmaceutical companies and the development of pharmaceutical products. The Company completed the development stage of its operations when the Company commenced consistently generating revenues from its operations in April 2006.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

4.         Significant Accounting Policies

Share-Based Payments

The Company accounts for share-based payments in accordance with the provisions of FAS 123R "Share-based payments (Revised)" and accordingly recognizes in its financial statements share-based payments at their fair value.

5.         Capital Stock

	June 30,	December 31,
	2006	2005
Authorized without limit as to number and without par value - common shares
Issued -
16,007,489 (2005 - 10,000) common shares	$ 1,031,735	$ 77

On April 28, 2006 Intelgenx Corp. issued 3,191,489 common shares for cash consideration of $1,341,750. The transactions cost related to the share issuance amounted to $443,342.

On the same date Intelgenx Corp. completed a share exchange transaction with IntelGenx Technologies Corp. in which it acquired an asset of $133,250.

Warrants

During the six month period ended June 30, 2006, Intelgenx Technologies Corp. issued 100,000 stock purchase warrants exercisable into common shares at $0.41 per share which expire on April 28, 2008. The stock purchase warrants were issued in payment of a financing fee. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $19,420, using the following assumptions:

Expected volatility	85%
Expected life	2 years
Risk-free interest rate	3.91%
Dividend yield	Nil

As at June 30, 2006, no stock purchase warrants were exercised.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

6.         Related Party Transactions

During the six month period ending June 30, 2006, the Company incurred expenses of approximately $9,109 (2005 - $8,201) for laboratory equipment leased from a shareholder and $2,693 (2005 - $2,026) for interest on the loan payable shareholder.

The Company has entered into employment contracts with certain executives. For the six months ended June 30, 2006, the research and development expense and the administrative salaries expense include $57,000 and $30,000 respectively paid to executives.

The transaction costs (see note 5) include approximately $95,000 paid to a company controlled by an executive.

Included in accounts payable and accrued liabilities is approximately $25,500 (2005 - $27,000) payable to shareholders.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

7.         Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The warrants have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

8.         Subsequent Events

On July 3, 2006, IntelGenx Technologies Corp. filed a registration statement to allow certain stockholders to resell up to an aggregate of 3,616,489 shares of common shares for estimated proceeds of up to $2,170,000.

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements for the three and six month periods ended June 30, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. On August 10, 2006, pursuant to a vote by our shareholders, we changed our corporate name from Big Flash Corp. to IntelGenx Technologies Corp. Unless otherwise indicated or the context otherwise requires, the "Company" we," "us," and "our" and "Intelgenx" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp.

Overview

Company Background

IntelGenx is a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada, which focuses on the development of novel oral immediate-release and controlled-release products for the generic pharmaceutical market. IntelGenx's business strategy is to develop pharmaceutical products based on its proprietary drug delivery technologies and then license commercial rights for such products to pharmaceutical partners once the viability of a product has been demonstrated. We expect a partner company will, in some cases, fund development of the licensed products, complete the Food and Drug Administration ("FDA") regulatory approval process relating to the licensed products, and assume responsibility for marketing and distributing such products.

In addition, the Company anticipates that it may undertake full development of certain products without seeking a partner until the product reaches the marketing and distribution stage. The Company will assess the potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against the potential for additional returns earned by partnering later in the development process.

The Company has also undertaken a strategy under which it will work with pharmaceutical companies in order to develop new dosage forms in addition to already existing ones for pharmaceutical products for which patent protection is about to expire. Under §(505)(b)(2) of the Food, Drug & Cosmetics Act, FDA will grant a market exclusivity of up to three years for such a new dosage form. The Company anticipates significant returns from successfully obtaining market exclusivity in this manner.

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

The Company will hire new personnel, primarily in the area of research and development, on an as-needed basis as the Company enters into partnership agreements and increases its research and development activities.

Recent Developments

On April 28, 2006, the Company entered into a Share Exchange Agreement, whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of IntelGenx Corp., a Canadian corporation . Pursuant to the Share Exchange Agreement, and several separate related agreements, the Company issued, as consideration for the IntelGenx Corp. common stock, 14,507,489 shares of the Company's common stock to various shareholders of IntelGenx Corp., along with 100,000 common stock purchase warrants to an IntelGenx Corp. shareholder. The warrants granted are exercisable at $0.41 per share of common stock, and expire on April 28, 2008. Upon completion of the acquisition, the total shares of common stock issued by the Company pertaining to the acquisition of IntelGenx Corp. constituted 68.7% of the 16,007,489 shares of common stock of the Company then outstanding. Following the completion of the acquisition, IntelGenx Corp. continued its operations as a controlled subsidiary of the Company.

Since we did not have any substantial assets or operations during the two fiscal years prior to the Intelgenx Corp. Acquisition, Intelgenx Corp. is deemed to be the accounting acquirer of Intelgenx Technologies Corp. and the discussion of operations below relate to the operations of Intelgenx Corp.

Results of Operations — six month period ended June 30, 2006 compared to the six month period ended June 30, 2005.

			Increase/	Percentage
	2006	2005	(Decrease)	Change
Revenue	$188,686	$0	$188,686%
Research and development	239,701	35,171	204,530	582%
General and Administrative	76,377	35,327	41,050	116%
Interest and financing fees	27,877	3,574	24,303	680%
Net income (loss)	(127,577)	(51,271)	76,306	149%

Revenue

Our revenues from R&D services provided are $188,686 for the first two quarters of 2006,compared to $0 for the same period in 2005. Management believes that we may begin to realize increased sales revenues by early 2007.

General and Administrative

General administrative expenses increased by $41,050 (116%) from $35,327 for the six month period ended June 30, 2005 to $76,377 for the six month period ended June 30, 2006. The increase is attributed to an increase in corporate operations.

Research and development

Costs related to research and development increased from $35,171 in the six month period ended June 30,2005 to $239,701 for the same period in 2006, which reflects the commencement of some projects with certain partners started in 2005 and 2006. Management believes that with funding provided by the private placement of common stock (See "Business – Recent Developments"), research and development expenses will increase significantly during the remainder of 2006 and into 2007.

Interest Expense

We incurred interest and financing fee expenses of $27,877 in the six month period ended June 30, 2006 compared to $3,574 for the same period in 2005. Included in the interest expense for the first six month of 2006 are $19,420 representing the value of 100,000 warrants issued as a non-cash financing fee payment for a bridge loan. Since the loan was received and repaid in the first six month of this year and the warrants are a one time expense, Management expects the interest expense to be significantly lower for the rest of 2006.

Net Loss

We recorded a net loss of $127,577 in the six month period ended June 30, 2006 compared to a net loss of $51,271 for the same period in 2005. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues by early 2007.

Income tax Losses

We have approximately $100,000 of Canadian and provincial income tax losses as of December 31, 2005, which may be carried forward and offset against taxable income in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the carryforwards after the year 2015. In the event of certain changes in control, there will be an annual limitation on the amount of the income tax losses carryforwards which can be used. No tax benefit regarding these losses has been reported in the financial statements for the year ended December 31, 2005 nor for the six month ended June 30, 2006 because management believes there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Prepaid Expenses

At June 30, 2006 our Balance Sheet shows prepaid expenses of $136,569 compared to $3,186 for the same period in 2005. The increase is due to the issuance of 325,000 shares in consideration of investor relations services to be rendered

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of $607,521. We also had accounts receivable of $136,306, income taxes recoverable of $9,794 and investment tax credits receivable of $95,748.

At June 30, 2006, we had accounts payable and accrued liabilities of $72,671, of these liabilities, approximately $25,500 was payable to shareholders. Our current portion of the long term debt was $12,543.

At June 30, 2006, we had an operating line of credit in place with a maximum of $45,000 of which $0 was borrowed.

We believe that the proceeds of the private placement completed on April 28, 2006, in the amount of approximately 900,000 net of transactions cost, will be sufficient to satisfy cash requirements for the next 12 - 18 months.

At June 30, 2006, we had total assets of $1,155,348 and shareholders' equity of $891,975.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management's current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

  continued development of our technology;

  lack of product revenues

  successful completion of clinical trials and obtaining regulatory approval to market ability to protect our intellectual property

  dependence on collaborative partners

  ability to generate positive cash flow

  ability to raise additional capital if and when necessary

  dependence on key personnel;

  competitive factors;

  the operation of our business; and

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

PART II

Item 1.         Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of IntelGenx, we issued the following unregistered shares of our common stock:

3,191,489 shares of our common stock issued to 34 shareholders of IntelGenx in exchange for 3,191,489 IntelGenx common stock;

325,000 shares of our common stock issued as a non-refundable retainer, and in full payment of investor relations services to be rendered by Mr. Patrick J. Caruso pursuant to an agreement entered into between us and Mr. Caruso, and

100,000 shares of common stock issuable upon the exercise of purchase warrants issued to Mr. Caruso in exchange for 100,000 common stock purchase warrants of IntelGenx.

We also acquired, through Exchangeco, 10,991,000 shares of IntelGenx, held by its principal shareholders pursuant to a share exchange agreement dated April 10, 2006, in exchange for 10,991,000 Class A special shares of Exchangeco. The Exchangeco special shares are convertible into shares of our common stock on a one for one basis.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 21, 2006	By:	/S/ Horst Zerbe
Horst Zerbe
President, C.E.O. and
Director

Date: August 21, 2006	By:	/S/ Joel Cohen
Joel Cohen
Chief Financial
Officer and
Director