Form 10QSB
period 2006-09-30
IntelGenx Technologies Corp.
filed 2006-11-16
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Yes [X]             No [ ]

The number of shares outstanding of the issuer's common equity, as of the latest practicable date. (November 16, 2006) Class A 16,007,489

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.         Yes [ ]             No [X]

Transitional Small Business Disclosure Format (Check one):         Yes [ ]             No [X]

On August 10, 2006, pursuant to a vote by our shareholders, we changed our corporate name from Big Flash Corp. to IntelGenx Technologies Corp.

PART I

Item 1. Financial Statements

        The accompanying unaudited balance sheets of IntelGenx Technologies Corporation at September 30, 2006 and (audited) December 31, 2005, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2006 and 2005 and statements of operations for the three month ended September 30, 2006 and 2005 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006 or any other subsequent period.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Balance Sheet
(Expressed in U.S. Funds)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current
Cash	$468,826	$10,938
Accounts receivable	102,720	5,858
Income taxes recoverable	9,792	9,400
Prepaid expenses	103,592	3,186
Investment tax credits receivable	94,664	69,576
	779,594	98,958
Property and Equipment	163,592	100,176
	$943,186	$199,134
Liabilities
Current
Accounts payable and accrued liabilities	149,345	67,322
Current maturity of long-term debt	12,540	14,000
	161,885	81,322
Loan Payable, Shareholder	89,850	86,253
Long-Term Debt (note 5)	105,095	63,386
Shareholders' Equity (Deficiency)
Capital Stock (note 6)	925,748	77
Additional Paid-in-Capital (note 7)	69,420	-
Accumulated Other Comprehensive Income	4,768	4,825
Accumulated Deficit	(413,580)	(36,729)
	586,356	(31,827)
	$943,186	$199,134

See accompanying notes

Approved on Behalf of the Board:

___________________________Director

___________________________Director

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2005	10,000	$77	$-	$4,825	$(36,729)	$(31,827)
March 9, 2006 - recall and cancellation of issued shares	(10,000)	(77)	-	-	-	(77)
March 9, 2006 - issue of common shares	10,991,000	77	-	-	-	77
April 28, 2006 - issue of common shares	3,191,489	792,421	-	-		792,421
April 28, 2006 - asset acquired (note 1)	1,825,000	133,250	-	-	-	133,250
Foreign currency translation adjustment for the period	-	-	-	(57)	-	(57)
Warrants issued	-	-	19,420	-	-	19,420
Stock options issued	-	-	50,000		-	50,000
Net loss for the period	-	-	-	-	(376,851)	(376,851)
Balance - September 30, 2006	16,007,489	$925,748	$69,420	$4,768	$(413,580)	$586,356
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2005
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
			Accumulated	Retained Earnings
			Other	during the	Total
	Capital Stock		Comprehensive	Development	Shareholders'
	Number	Amount	Income	Stage	Equity
Balance - December 31, 2004	10,000	$77	$6,493	$88,791	$95,361
Foreign currency translation adjustment for the period	-	-	2,289	-	2,289
Net loss for the period	-	-	-	(73,120)	(73,120)
Balance - September 30, 2005	10,000	$77	$8,782	$15,671	$24,530
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

	Three-Month Period		Nine-Month Period
	ended September 30		ended September 30
	2006	2005	2006	2005
Revenue	$ 17,298	$ -	$ 205,984	$-
Expenses
Research and development	128,937	5,180	368,638	40,351
Administrative salaries	80,100	849	110,254	16,809
Travel	5,841	(56)	16,706	436
Advertising and promotion	1,460	253	3,342	253
Telecommunications	1,968	542	5,268	1,831
Professional fees	14,180	46	20,824	1,422
Office and general	4,535	501	12,561	4,135
Taxes and insurance	1,048	840	2,397	2,224
Rent	6,804	6,197	20,961	17,388
Interest and bank charges	254	198	926	1,667
Interest and financing fees on long-term
debt and loan payable, shareholder	4,173	2,096	31,378	4,202
Amortization-laboratory and office equipment	5,748	5,429	20,539	14,656
Amortization - leasehold improvements	2,815	1,105	5,126	2,984
Amortization - computer equipment	776	351	1,239	949
Foreign exchange	55	(377)	897	(313)
Investor relations services	33,312	-	33,312	-
Research and development tax credits	(25,434)	(1,305)	(71,533)	(25,867)
	266,572	21,849	582,835	83,127
Loss Before Income Taxes	(249,274)	(21,849)	(376,851)	(83,127)

Income taxes - current		-	-	(10,007)
Net Loss	(249,274)	(21,849)	(376,851)	(73,120)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(358)	4,154	(57)	2,289
Comprehensive Loss	$(248,916)	$(17,695)	$(376,794)	$(70,831)

Basic Weighted Average Number of
Shares Outstanding	16,007,489	10,991,000	13,777,938	10,991,000
Basic and Diluted Loss
Per Common Share (note 9)	(0.02)	-	(0.03)	-
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

	Nine-Month Period
	ended September 30
	2006	2005
Funds Provided (Used) -
Operating Activities

Net loss	$(376,851)	$ (73,120)
Amortization	26,904	18,589
Investor relations services	33,312	-
Financing fee paid in warrants	19,420	-
Share-based compensation	50,000	-
	(247,215)	(54,531)
Changes in non-cash operating elements
of working capital	(39,954)	(11,235)
	(287,169)	(65,766)
Financing Activities
Bank indebtedness	-	26,787
Increase in long-term debt	53,754	-
Repayment of long term debt	(16,724)	-
Loan payable, shareholder	-	33,968
Issue of capital stock (note 6)	1,341,750	-
Transaction costs (note 6)	(549,329)	-
	829,451	60,755
Investing Activities
Additions to property and equipment	(86,155)	(1,266)
Increase (Decrease) in Cash	456,127	(6,277)
Effect of Foreign Exchange on Cash Balance	1,761	(204)

Cash
Beginning of Period	10,938	6,481
End of Period	$468,826	$ -
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
September 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

1.     Basis of Presentation and Reorganization of the Corporation

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of IntelGenx Corp. financial statements for the year ended December 31, 2005 and 2004 except for those discussed in note 4 below. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the IntelGenx Corp. audited financial statements for the years ended December 31, 2005 and 2004.

Reorganization of the Corporation

On April 28, 2006, IntelGenx Corp. entered into a share exchange agreement with IntelGenx Technologies Corp. (formerly Big Flash Corporation), an inactive public shell company, for the acquisition by IntelGenx Technologies Corp. of all the issued and outstanding shares of IntelGenx Corp.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by IntelGenx Corp. for the net monetary assets of IntelGenx Technologies Corp. accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, IntelGenx Technologies Corp., are those of the legal acquiree, IntelGenx Corp., which is considered to be the accounting acquirer. All of the IntelGenx Corp. shares, through a series of exchanges, were exchanged for shares of IntelGenx Technologies Corp. common shares and/or exchangeable shares of 6544361 Canada Inc. a wholly-owned subsidiary of IntelGenx Technologies Corp. The exchangeable shares are exchangeable for common shares of IntelGenx Technologies Corp. on a one for one basis. Until such time as the holders of the exchangeable shares wish to exchange their shares for IntelGenx Technologies Corp. shares, the IntelGenx Technologies Corp. shares are held in trust by a trustee on behalf of the exchangeable shareholders. The trustee shall be entitled to the voting rights in IntelGenx Technologies Corp. stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instructions of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held. These financial statements reflect the accounts of the balance sheets, the results of operations and the cash flows of IntelGenx Corp. at their carrying amounts, since it is deemed to be the accounting acquirer.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
September 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

1. Basis of Presentation and Reorganization of the Corporation (Cont'd)

The results of operations, the cash flows and the assets and liabilities of IntelGenx Technologies Corp. have been included in these consolidated financial statements since April 28, 2006, the acquisition date. Amounts reported for the periods prior to April 28, 2006 are those of IntelGenx Corp.

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

2.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $413,580 from inception (June 15, 2003) to September 30, 2006. The Company has reported deficient cash flows from operating activities of $428,981 from inception (June 15, 2003) to September 30, 2006. To date, these losses and cash flow deficiencies have been financed principally through long-term debt, debt from related parties and common shares issuance. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
September 30, 2006
(Expressed in U.S. Funds)

4.     Significant Accounting Policies

Share-Based Payments

The Company accounts for share-based payments in accordance with the provisions of FAS 123R "Share-based payments (Revised)" and accordingly recognizes in its financial statements share-based payments at their fair value. In addition, it will recognize in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense will be recognized on a straight-line basis over the vesting period and the offsetting credit will be recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital will be recognized as capital stock. When options are forfeited because the service requirements are not met, any expense previously recorded is reversed in the period of forfeiture. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the options.

5.     Long-Term Debt

During the nine-month period ended September 30, 2006, the Company obtained an additional loan from Business Development Bank of Canada, of $53,754 bearing interest at the lender's prime rate plus 1.5% per annum, maturing in 2011 and payable in annual instalments of $8,550.

6.     Capital Stock

	September 30, ,	December 31
	2006	2005
Authorized without limit as to number and without par value -
common shares
Issued -
16,007,489 (2005 - 10,000) common shares	$925,748	$77

On March 9, 2006, the Company recalled and cancelled its 10,000 issued and outstanding common shares and issued in exchange 10,991,000 common shares.

On April 28, 2006 IntelGenx Corp. issued 3,191,489 common shares for cash consideration of $1,341,750. The transaction costs related to the share issuance amounted to $549,329.

On the same date, IntelGenx Corp. completed a share exchange transaction with IntelGenx Technologies Corp. in which it acquired an asset of $133,250.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
September 30, 2006
(Expressed in U.S. Funds)

7.     Additional Paid-In Capital

Warrants

During the nine-month period ended September 30, 2006, IntelGenx Technologies Corp. issued 100,000 stock purchase warrants exercisable into common shares at $0.41 per share which expire on April 28, 2008. The stock purchase warrants were issued in payment of a financing fee. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes-Merton valuation model, of $19,420, using the following assumptions:

Expected volatility	85%
Expected life	2 years
Risk-free interest rate	3.91%
Dividend yield	Nil

As at September 30, 2006, no stock purchase warrants were exercised.

Stock options

On September 26, 2006, for the first time, the Company granted 225,000 stock options to certain of its directors to purchase common shares. The stock options are immediately exercisable at $0.41 per share and expire in five years. The Company is currently developing a stock option plan under which future grants would be made.

As a result of the grant, the Company recorded a compensation expense of $50,000 in the three month period ended September 30, 2006.

The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $50,000, using the following assumptions:

2006
Expected volatility	88%
Expected life	2.5 years
Risk-free interest rate	4.78%
Dividend yield	Nil

Fair value of options at grant date	$ 0.22

As at September 30, 2006, no stock options were exercised.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Interim Financial Statements
September 30, 2006
(Expressed in U.S. Funds)

8.      Related Party Transactions

During the nine-month period ending September 30, 2006, the Company incurred expenses of approximately $13,602 (2005 - $8,596) for laboratory equipment leased from a shareholder and $4,305 (2005 - $3,849) for interest on the loan payable shareholder.
The Company has entered into employment contracts with certain executives. For the nine months ended September 30, 2006, the research and development expense and the administrative salaries expense include $108,000 and $56,000 respectively paid to executives.
The transaction costs (see note 6) include approximately $95,000 paid to a company controlled by an executive.
Included in accounts payable and accrued liabilities is approximately $26,000 (2005 - $43,000) payable to shareholders.
The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

9.      Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The warrants and stock options have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

10.     Subsequent Events

On October 13, 2006, pursuant to the registration statement of September 15, 2006, IntelGenx Corp. filed an amended registration statement to allow certain stockholders to resell up to an aggregate of 5,116,489 common shares for estimated proceeds of up to $3,070,000.

Item 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements for the three and nine month periods ended September 30, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. On August 10, 2006, pursuant to a vote by our shareholders, we changed our corporate name from Big Flash Corp. to IntelGenx Technologies Corp. Unless otherwise indicated or the context otherwise requires, the "Company" we," "us," and "our" and "Intelgenx" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp.
IntelGenx Corp. is reporting its financial results in U.S. dollar, therefore in this MD&A, unless otherwise noted, all dollar amounts are expressed in U.S. dollars.

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

Recent Developments

On April 28, 2006, the Company entered into a Share Exchange Agreement, whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of IntelGenx Corp., a Canadian corporation . Pursuant to the Share Exchange Agreement, and several separate related agreements, the Company issued, as consideration for the IntelGenx Corp. common stock, 14,507,489 shares of the Company’s common stock to various shareholders of IntelGenx Corp., along with 100,000 common stock purchase warrants to an IntelGenx Corp. shareholder. The warrants granted are exercisable at $0.41 per share of common stock, and expire on April 28, 2008. Upon completion of the acquisition, the total shares of common stock issued by the Company pertaining to the acquisition of IntelGenx Corp. constituted 68.7% of the 16,007,489 shares of common stock of the Company then outstanding. Following the completion of the acquisition, IntelGenx Corp. continued its operations as a controlled subsidiary of the Company.

Since we did not have any substantial assets or operations during the two fiscal years prior to the IntelGenx Corp. Acquisition, IntelGenx Corp. is deemed to be the accounting acquirer of IntelGenx Technologies Corp. and the discussion of operations below relate to the operations of IntelGenx Corp.

Results of Operations — nine months period ended September 30, 2006 compared to the nine months period ended September 30, 2005.

			Increase/	Percentage
	2006	2005	(Decrease)	Change
Revenue	$205,984	$0	$205,984%
Research and development	368,638	40,351	382,287	814%
General and Administrative	192,313	44,498	147,815	332%
Interest and financing fees	32,304	5,869	26,435	450%
Net income (loss)	(376,851)	(73,120)	303,731	415%

Revenue

Our revenues from R&D services provided are $205,984 for the first three quarters of 2006, compared to $0 for the same period in 2005. Management believes that we may begin to realize increased sales revenues in 2007 resulting from the commercialization of our pre-natal vitamin supplement. Upon commercialization, we would receive royalty revenue on product sales. Our prenatal vitamin supplement is presently at the scale up manufacturing stage and we expect that it will be ready to enter the commercialization phase in the second half of 2007. We also expect increased revenue from additional research and development service contracts for which we are presently in discussions with potential clients. If we are successful in signing on potential clients, we could receive some upfront fees and research and development fees during 2007.

Research and development

Costs related to research and development increased from $40,351 in the nine month period ended September 30,2005 to $368,638 for the same period in 2006, which reflects the commencement of some projects with certain partners started in 2005 and 2006. Management believes that with funding provided by the private placement of common stock (See "Business – Recent Developments"), research and development expenses will increase significantly during the remainder of 2006 and into 2007.

General and Administrative

General administrative expenses increased by $147,815 (332%) from $44,498 for the nine month period ended September 30, 2005 to $192,313 for the nine month period ended September 30, 2006. Included in the amount are $50,000 for the issuance of options granted to three non-employee board members as non cash compensation. The additional increase is attributed to an increase in corporate operations. Management expects General and Administrative expenses from operation to remain at this level for the reminder of the year.

Interest Expenses

We incurred interest and financing fee expenses of $32,304 in the nine month period ended September 30, 2006 compared to $5,869 for the same period in 2005. Included in the interest expense for the first nine month of 2006 are $19,420 representing the value of 100,000 warrants issued as a non-cash financing fee payment for a bridge loan. Since the loan was received and repaid in the first nine month of this year and the warrants are a one time expense, Management expects the interest expense to be significantly lower for the rest of 2006.

Net Loss

We recorded a net loss of $378,312 in the nine month period ended September 30, 2006 compared to a net loss of $73,120 for the same period in 2005. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues by early 2007.

Income tax Losses

We have approximately $100,000 of Canadian and provincial income tax losses as of December 31, 2005, which may be carried forward and offset against taxable income in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the carryforwards after the year 2015. In the event of certain changes in control, there will be an annual limitation on the amount of the income tax losses carryforwards which can be used. No tax benefit regarding these losses has been reported in the financial statements for the year ended December 31, 2005 nor for the nine month ended September 30, 2006 because management believes there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Prepaid Expenses

At September 30, 2006 our Balance Sheet shows prepaid expenses of $103,592 compared to $3,186 for the same period in 2005. The increase is due to the issuance of 325,000 shares in consideration of investor relations services to be rendered. $33,312 of the total amount of the investor relations contract was expensed in the last quarter of the reporting period.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of $468,826. We also had accounts receivable of $102,720, $85,854 of the amount is the expected sales tax refund, receivable in the first quarter of 2007. We also had income taxes recoverable of $9,794 and estimated investment tax credits receivable of $94,664.

At September 30, 2006, we had accounts payable and accrued liabilities of $161,885. Of these liabilities, approximately $26,000 was payable to shareholders and $105,987 was due for legal and accounting expenses in connection with the transaction in April 28, 2006. Our current portion of the long term debt was $12,540.

At September 30, 2006, we had an operating line of credit in place with a maximum of $45,000 of which $0 was borrowed.

Management believes that our cash supply and expected tax refunds will be sufficient to satisfy our cash requirements for the next eight to ten months, even in the unlikely event, that no additional revenue would be received in the next months.

At September 30, 2006, we had total assets of $943,186 and shareholders’ equity of $586,356.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

        This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:
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

Item 4.      Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on August 10, 2006.

At the meeting each of our directors was unanimously approved by the shareholders. In addition, the following matters were unanimously approved by the shareholder:

The shareholders approved the change of the company name from Big Flash Corp. to IntelGenx Technologies Corp. The appointment of RSM Richter as independent accountants for 2006 and 2007 was approved by the shareholders.

The Terms of the IntelGenx 2006 Stock Option Plan were approved by the shareholders.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 14, 2006	By: /S/Horst Zerbe

Horst Zerbe
President, C.E.O. and
Director

Date: November 14, 2006	By: /S/ Joel Cohen

Joel Cohen
Chief Financial
Officer and
Director