Form 10KSB
period 2006-12-31
IntelGenx Technologies Corp.
filed 2007-03-30
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: December 31, 2006
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 000-31187

IntelGenx Technologies Corp.

(Name of Small Business Issuer in its Charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6425 Abrams, Ville Saint Laurent, Quebec, H4S 1X9
(Address of principal executive offices)

(514) 331-7440
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock ($0.00001 par value)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  YES      X          NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  [  ]   NO  [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2006 were $265,901.The aggregate market value of the issuer's common stock (the only class of voting stock) held by non-affiliates was approximately $5,525,808 based on the average closing bid and ask price of $1.08 for the common stock on March 15, 2007.

As of March 16, 2007 there were 16,007,489 shares outstanding of the issuer's common stock.

IntelGenx Technologies Corp.

FORM 10-KSB

For the Year Ended December 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31,  2006 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms and similar expressions intended to identify forward-looking statements.

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Annual Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading “Risk Factors” beginning on page 12, as well as the following:

  Our limited operating history and business development;
  Our history of operating losses, which we expect to continue;
  Our ability to generate enough positive cash flow to pay our creditors;
  Our dependence on key personnel;
  Our need to attract and retain technical and managerial personnel;
  Our ability to execute our business strategy;
  Intense competition with established leaders in the drug delivery industry;
  Our ability to protect our intellectual property and proprietary technologies;
  Costs associated with potential intellectual infringement claims asserted by a third party;
  Our exposure to product liability claims resulting from the use of our products;
  General economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;
  Our exposure to unanticipated and uncontrollable business interruptions;
  Pricing and product actions taken by our competitors;
  Financial conditions of our customers;
  Customers' perception of our financial condition relative to that of our competitors;
  Changes in United States or foreign tax laws or regulations;
  Reliance upon suppliers and risks of production disruptions and supply and capacity constraints;
  Our dependence on our pharmaceutical partners;
  Costs of raw materials and energy;
  Unforeseen liabilities arising from litigation;
  Our ability to successfully complete the integration of any future acquisitions;
  Our exposure to undisclosed liabilities of the public shell corporation;
  Our ability to project the market for our products based upon estimates and assumptions; and
  Our ability to obtain approvals needed to market our products.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this annual report on Form 10-KSB, the "Company," "IntelGenx" "we," "us," and "our," refer collectively to IntelGenx Technologies Corp.  and  IntelGenx Corp., our wholly-owned Canadian subsidiary (“IntelGenx”).

Company Structure

The Company, formerly known as Big Flash Corp., was incorporated Delaware on July 27, 1999, We did not have any operations prior to the acquisition of IntelGenx. On April 28, 2006, the Company, directly and indirectly through its Canadian holding corporation, completed the acquisition of 100% of the issued and outstanding shares and warrants of IntelGenx.  IntelGenx, incorporated on June 15, 2003, has continued its operations as our subsidiary.  See “--The IntelGenx Acquisition”).

Our principal office is located at 6425 Abrams, Ville St-Laurent, Montreal, Quebec, H4S 1X9.  Our website is at www.IntelGenx.com.  Information on our website is not included or incorporated by reference into this Annual Report.

Inter-corporate Relationships

General Business Overview

We are a drug delivery company focusing on the development of oral controlled-release products both for the branded and generic pharmaceutical market as well as novel oral drug delivery systems. We have positioned ourselves as a provider of product development services to the pharmaceutical industry, focusing on the development of products that are based on our proprietary oral drug delivery technologies.  Drug delivery systems are an important tool in the hand of the physician to optimize drug therapy. For the pharmaceutical industry, they represent an opportunity to extend the market exclusivity and thereby the product lifecycle for drugs that are about to lose patent protection. According to a report by CMR International, products incorporating drug delivery systems represented 13% of the US$337 billion global pharmaceutical market with sales of US drug delivery products totaling $35 billion in 2006. The oral drug delivery segment of the market continues to be the largest with sales totaling $21 billion in 2006. CR (Controlled Release) dosage forms make up an important part of the oral drug delivery market. These advanced delivery technologies provide the patient with the required amount of medication over a pre-determined, prolonged period of time, preferably over 24 hours. Because of the reduced fluctuation of the active drug in the blood, these advanced products are safer and more tolerable than conventional dosage forms and show better patient compliance. In order to utilize the full therapeutic potential of a drug, the pharmaceutical industry has been moving towards designing intelligent delivery systems in addition to the development of new drugs as a means of more cost-efficiently meeting the requirements of new therapeutic trends.

We currently have two unique, proprietary drug delivery platform technologies that we use to develop products: a Tri-Layer Tablet (1) technology which allows for the development of oral controlled release products, and a Quick Release Wafer (2) technology for the rapid delivery of pharmaceutically active substances to the oral cavity. Our Tri-layer platform technology is very versatile and is aimed at reducing manufacturing costs significantly as compared to competing delivery technologies. The Quick Release  Wafer technology allows for the instant delivery of pharmaceuticals to the oral mucosa.

Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and license the commercial rights to competent partner companies once the viability of the product has been demonstrated. In addition to entering into partnering arrangements that provide for full funding of the project, we anticipate that we may undertake full development of certain products without seeking a partner until the product reaches the marketing and distribution stage.  We will assess the potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against the potential for additional returns earned by partnering later in the development process.

Technology Platforms

Our Tri-Layer platform technology (1) represents a new generation of controlled release layered tablets to modulate the release of active compounds. The technology is based on a tri-layer tablet with an active core layer and two erodible cover layers.  The release of the active from the core matrix initially occurs in a first-order fashion. As the erodible layers start to disintegrate, the permeation of the active ingredient through the cover layers increases. The Tri-Layer tablet can thus produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multi-layer technology offers the opportunity to develop combination products in a regulatory-compliant format.

Our Quick Release Wafer (2) is made up of a thin (25-35 micron) polymeric film comprised of USP components that are safe and approved by the Food and Drug Administration (FDA) for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the Instant Delivery Film has distinct advantages over existing fast dissolving oral tablets which, management believes, make it the application system of choice for indications requiring rapid onset of action like migraine, motion sickness and nausea.

Product Portfolio

We have assembled a product portfolio that includes a blend of generic products that management believes will generate short-term revenues and high-potential opportunities that are based on our proprietary delivery technology.

INT0001/2004.  This is the most advanced generic product involving our trilayer technology. Equivalency with the reference product Toprol XL and its European equivalent Beloc-ZOK has been demonstrated in-vitro. The product has been tested in phase I studies.

INT0003/2005.  We have entered a development agreement with Cary Pharmaceuticals for the development of a once-daily tablet product containing an antidepressant and a nicotine antagonist. The product is intended for smoking cessation.

INT0004/2006. The formulation development for an antidepressant has been completed and clinical (phase I) development has commenced.

INT0005/2005. We are developing a bilayer tablet containing a fixed-dose combination of a non-steroidal anti-inflammatory drug and a synthetic prostaglandin. Formulation development is completed and a pilot bio batch has been manufactured.

INT0006/2005. We have entered into a development agreement with Novavax Inc., a pharmaceutical company based in Malvern, PA for the development and manufacturing of a prenatal vitamin supplement product involving our proprietary manufacturing technology and expect to commence commercialization of the product in late 2007.

INT10/2006. We have entered into a development agreement with Cannasat Therapeutics Inc. for the development of a sublingual tablet product containing a cannabinoid-based active for the treatment of nausea in cancer patients undergoing chemotherapy.

INT0007/2006. A wafer product based on our proprietary edible film technology is in its early development stage. The product is intended for the treatment of erectile dysfunction (ED).

The key product opportunities are summarized in the following table:

Product	Indication	Status
INT0001/2004	CHF, Hypertension	Pivotal batches in preparation
INT0003/2005	Smoking cessation	Pilot biostudy ongoing
INT0004/2006	Antidepressant	Pilot biobatch completed
INT0010/2006	delta-9-THC	Early formulation development
INT0006/2005	Pre-natal vitamin supplement	Manufacturing scale-up
INT0005/2005	Osteoarthritis	Pilot batch completed.
INT0007/2006	ED	Pre-formulation activities

Our Strategy

Our business strategy is to develop pharmaceutical products based on our proprietary oral controlled-release drug delivery technologies and license the commercial rights to competent partner companies once the viability of the product has been demonstrated in exchange for down payments, milestone fees and royalties. These potential partners would then fund the development of the products until completion and handle the regulatory approval process of the product with the FDA and/or other regulatory bodies. The partners would also be responsible for the marketing and distribution of the product(s). In order to increase revenue, we plan to take selected high-potential pharmaceutical product candidates through the entire development process ourselves and  attempt to sign distribution agreements with potential partners at a later stage. This strategy is aimed at adding value to the projects at the development stage, thus creating higher down payments and larger royalty payments on sales.

Our main growth strategies include (1) lifecycle management opportunities of existing products, (2) generic drugs with high barriers to entry, (3) vitamin combination products, and (4) new drug delivery technologies.

Lifecycle Management Opportunities

To achieve our goal of creating attractive business opportunities, we have undertaken a strategy under which we will position our delivery technology as an opportunity for lifecycle management of products for which the patent protection of the active ingredient is about to expire. While the substance patent cannot be extended, patent protection can be obtained for a new and improved formulation, which has to be filed with the FDA under a 505(b)(2) application. The first formulation for a respective active ingredient which is filed with the FDA under a 505(b)(2) application, will have up to three years of market exclusivity after product launch. Based on past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that pharmaceutical companies will partner with drug delivery companies which possess innovative technologies to develop these special dosage formulations.

We source our 505(b)(2) eligible projects in two ways: either we develop a potential product to proof of concept stage and then solicit potential pharmaceutical partners, or potential partners approach us directly or through the use of an intermediary with a particular product candidate for the company to work on. The pharmaceutical partners provide the funding required for the product development and in return get the exclusive distribution rights for the products. We receive from our partners, development milestone payments and royalties upon commercialization. We believe that these “505(b)(2) products” represent the most lucrative opportunity for us to date.

Generic Drugs with High Barriers to Entry

We will also pursue generic drugs that are not 505(b)(2) candidates but that have certain barriers to entry, e.g. where product development and manufacturing are more complex and therefore limit the number of potential entrants into the generic market. We will work on such projects if there is a strong chance to be first to market. An example of such a product is the company's INT0005/2005, a fixed-dose combination medication requiring complex formulation and manufacturing technology. In this case, we believe that we have a chance of being first to file and therefore command a lead presence in this market.

Vitamin Combination Products

We plan to develop more products using the proprietary technology we developed for our prenatal vitamin and mineral supplement. The advantage of developing products for the vitamin and mineral supplement market is that this market is large and current products are homogeneous differentiating themselves mostly on price. With our unique technology that increases the active ingredients' absorption rates, we believe that we can successfully differentiate ourselves from competing products in the market place. We believe that these types of products represent shorter term revenue opportunities for us since these products are not regulated as pharmaceutical products and do not require FDA approval, thereby significantly reducing the time to market of these products.

New Drug Delivery Technologies

Our prenatal vitamin supplement is an example of how we are using our technological know how to develop alternate technology platforms. As we continue to work with various partners on different products, we believe that we will have the opportunity to develop new proprietary technologies that may open up new market sectors for us in the future.

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing, litigation and other factors. Many of  our competitors have longer operating histories and greater financial, technical, marketing, legal and other resources than  us. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling approved products. We expect that we will be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical and specialty pharmaceutical industry.

     The key factors affecting the success of our drug delivery products are likely to include, among other things:

  the safety and efficacy of our products;
  the relative speed with which we can develop products;
  generic competition for any product that we will develop;
  our ability to defend our existing intellectual property and to broaden our IP and technology base;
  our ability to differentiate our products; and

In order to establish ourselves as a viable industry partner and secure stable growth, we have to continue to invest in Research and Development (R&D) in order to further strengthen our technology base, and be able to manufacture our products through our manufacturing partner at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

  Our intellectual property;
  The versatility of our drug delivery technology ; and
  The manufacturing cost savings associated with our technology.

Manufacturing Partnership

We have established a strategic partnership with Keata Pharma Inc., a wholly owned subsidiary of PharmEng International Inc. based in Markham, Ontario. Under this partnership, Keata Pharma provides pharmaceutical manufacturing services to us and promotes our product development services to interested pharmaceutical companies. In addition, we are co-developing generic products with Keata for the European generic market. We do not anticipate any raw material shortages for the products that we are currently developing.

Dependence on Major Customers

We do not rely on any one or a few major customers for our end products. We do however depend on a few partners for the development of new products, to obtain approval from regulatory bodies such as the FDA to commercialize these products and for the successful distribution of these products.

Intellectual Property and Patent Protection

We plan to aggressively continue to protect our intellectual property and technology by applying for patent protection in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities.

We intend to file core technology patents covering the use of our platform technologies in any pharmaceutical products.  We also rely on trade secrets, common law trademark rights and trademark registrations and intend to protect our intellectual property through non-disclosure agreements, license agreements and appropriate restrictions and controls on the distribution of information.

The following table is a list of our issued and pending patents:

Patent No.	Title	Subject	Date submitted / issued
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	May 15, 2001
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	December 9, 2003
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	April 16, 2002
US Appl. 11/647,033	Multilayer Tablet	Formulation and Method of Preparation of Multilayered Tablets	December 30, 2005
US Appl. 11/635,361	Multi-Vitamin And Mineral Supplement	Formulation And Method of Preparation of Prenatal Multivitamin Supplement	December 7, 2005
PCT/CA2006/000336; US Appl. 11/403,262	Delayed Release Oral Dosage Form And Method Of Making Same	Formulation And Method Of Making Bilayer Tablets Containing Delayed-Release Diclofenac And Misoprostol	February 13, 2006
US Provisional Appl. 60/833,154	Stabilized sustained-release Bupropion and Bupropion / Mecamylamine tablets	Formulation And Method Of Making Tablets Containing Bupropion And Mecamylamine	July 25, 2006

Government Regulation

     The pharmaceutical industry is highly regulated. We have to remain current with FDA and other regulatory requirements in order to get new products approved. The consequence of this will be higher R&D expenses in order to meet regulatory requirements. We are responding to these regulatory challenges by focusing on 505(b)(2) opportunities that, by applying our drug delivery technology to existing drugs, give us access to high-potential product opportunities by limiting R&D expenses and time-to-market as compared to NDA (New Drug Application) products.

Research and Development

     We are currently working on several 505(b)(2) opportunities using our Tri-Layer and Quick Release Wafer platform technologies. We source our 505(b)(2) projects in two ways: either we develop a potential product to proof of concept  stage  and then  solicit  potential  pharmaceutical  partners,  or potential  partners  approach  us  directly  or  through  the  use  of an intermediary with a particular product candidate for us to work on. The pharmaceutical partners  provide the funding required for the product development  and in return  get the exclusive  distribution rights for the products.  We receive development milestone payments  from our partners  and  royalties  upon  commercialization. Currently, development  fees and  milestone  payments  account  for 100% of our  revenues,  and 53% of our R&D expenses were used to support partner programs.

Environmental Regulatory Compliance

We believe that we are fully compliant with environmental regulations of our research and development facility located in Ville Saint-Laurent, Quebec.

Employees

As of December 31, 2006, we had 6 full-time employees and one consultant on staff.  Five full-time employees and the consultant are directly involved in product development activities. The technical staff includes one Ph.D., one M.D., and three M.Sc.'s.

The IntelGenx Acquisition

On April 28, 2006, the Company, directly and indirectly through its Canadian holding corporation, completed the acquisition of 100% of the issued and outstanding shares and warrants of IntelGenx. IntelGenx continued its operations as a subsidiary of the Company. The Company acquired the shares of IntelGenx held by its principal shareholders pursuant to a share exchange agreement dated April 10, 2006 which the Company entered into with IntelGenx and the principals of IntelGenx. The Company also acquired 100,000 common share purchase warrants of IntelGenx pursuant to a securities purchase agreement which we entered into with Patrick J. Caruso, in exchange for 100,000 common share purchase warrants of the Company. The Company also acquired 3,191,489 common shares of IntelGenx from 34 investors in exchange for 3,191,489 shares of our common stock.

The Company's special purpose Canadian subsidiary, 6544361 Canada Inc.("Exchango"), completed the acquisition of 10,991,000 common shares of IntelGenx held by Horst Zerbe, Ingrid Zerbe and Joel Cohen (the "IntelGenx Principals") pursuant to the Share Exchange Agreement and other agreements among the Company, Exchangeco, the IntelGenx Principals and Equity Transfer Services Inc. ("Equity"). Under the Share Exchange Agreement, Exchangeco acquired all of the issued and outstanding common shares of IntelGenx held by the IntelGenx Principals in exchange for 10,991,000 Class A Special Shares of Exchangeco ("Exchangeable Shares"). At closing of the Share Exchange Agreement, the Company, Exchangeco, the IntelGenx Principals and Equity entered into an Exchange and Voting Trust Agreement (the "Exchange and Voting Trust Agreement") pursuant to which 10,991,000 shares of our common stock (the "Trust Shares") were issued to Equity, in its capacity as trustee for the IntelGenx Principals, as security for the Company's covenants under the provisions of the Exchangeable Shares. At closing, we, Exchangeco and Equity also entered into a support agreement ("Support Agreement") which, among other things, sets forth the terms and conditions upon which the IntelGenx Principals may exchange the Exchangeable Shares for a corresponding number of shares of our common stock. The Company may satisfy its obligations by instructing the Trustee to deliver one of our common share for each such Exchangeable ShareThe Company, Exchangeco, Equity and the IntelGenx Principals also entered into an escrow agreement (the "Escrow Agreement") pursuant to which the IntelGenx Principals have deposited into escrow with Equity, as escrow agent, all of the Exchangeable Shares and they have undertaken to deposit with Equity any Trust Shares for which the Exchangeable Shares may be exchanged from time to time, over a term of 3 years following closing. The Escrow Agreement provides that the Exchangeable Shares and any Trust Shares held in escrow may not be sold, assigned or transferred, except as expressly permitted under the Escrow Agreement, and shall be released from escrow at the end of the 3-year term.

The Trustee, as the holder of record of the Trust Shares, is entitled to all of the voting rights, including the right to vote in person or by proxy the Trust Shares on any matters, questions, proposals or propositions whatsoever that may properly come before our stockholders or at a meeting of our stockholders or in connection with respect to all written consents sought by us from our stockholders (the "Voting Rights"). The Voting Rights shall be and remain vested in and exercised by the Trustee. As further particularized in the Exchange and Voting Trust Agreement, the Trustee shall exercise the Voting Rights only on the basis of instructions received from the IntelGenx Principals entitled to instruct the Trustee as to the voting thereof at the time at which the stockholders meeting is held or a stockholders' consent is sought. To the extent that no instructions are received from an IntelGenx Principal with respect to the Voting Rights to which such person is entitled, the Trustee shall not exercise or permit the exercise of such Voting Rights.

Under the terms of the Exchangeable Shares, the IntelGenx Principals will have the right to exchange the Exchangeable Shares for a corresponding number of shares of our common stock at any time. Prior to the exercise of such exchange rights, Equity will be the owner of record of the Trust Shares and will retain power to vote the Trust Shares or grant consent in regard to any and all matters presented for approval by the holders of our common stock. Under the terms of the Exchange and Voting Trust Agreement, Equity, in its capacity as trustee, will act in regard to such matters only in accordance with instructions given by the IntelGenx Principals. In its capacity as trustee, Equity does not have any powers of disposition over the Trust Shares except as expressly required under the Exchange and Voting Trust Agreement and the Support Agreement.

Immediately prior to closing of the Share Exchange Agreement, IntelGenx issued 3,191,489 common shares to 34 investors ("Investors") pursuant to private placement subscription agreements at an issue price of (Cdn.) $0.47 per share. At closing, all of the 3,191,489 common shares of IntelGenx held by the Investors were transferred to usin exchange for 3,191,489 shares of our common stock pursuant.

At closing, we entered into a securities purchase agreement ("Caruso Securities Purchase Agreement") with Patrick J. Caruso pursuant to which we purchased from Mr. Caruso warrants to purchase 100,000 common shares of IntelGenx at (Cdn.) $0.47 per share on or before March 15, 2008 in exchange for which we issued to Mr. Caruso warrants entitling the holder to purchase 100,000 shares of our common stock at $0.41 per share on or before April 28, 2008. Additionally, at closing, we entered into a business consultancy agreement ("Caruso Consulting Agreement") with Mr. Caruso pursuant to which we issued to Mr. Caruso 325,000 shares of our common stock as a non-refundable retainer, and in full payment of investor relations services to be rendered by Mr. Caruso under the agreement.

After giving effect to the issuance of the 10,991,000 shares of our common stock under the Share Exchange Agreement, the issuance of 3,191,489 shares of our stock to the Investors, the issuance of 100,000 warrants of our pursuant to the Caruso Securities Purchase Agreement and the issuance of 325,000 shares of our common stock pursuant to the Caruso Consulting Agreement, the number of Trust Shares that will be issued to Equity will constitute 68.7% of the shares of our common stock that will be issued and outstanding. After giving effect to the issuance of the shares in connection with the IntelGenx Acquisition, Horst Zerbe, Ingrid Zerbe and Joel Cohen will, pursuant to rights attached to the Exchangeable Shares issued to them under the Share Exchange Agreement, be entitled to acquire and beneficially own, respectively, 4,709,643, 4,709,643 and 1,571,713 shares of our common stock constituting, respectively, 29.4%, 29.4% and 9.8% of our common stock that will be issued and outstanding.

Pursuant to the terms of the Support Agreement, the holders of the Exchangeable Shares will economically benefit to the same extent as our direct shareholders of Big Flash in the event of any dividend or other distribution.

Exchangeco shall on any day ("Redemption Date") to be determined by Exchangeco's board of directors after the tenth anniversary of the date of the IntelGenx Acquisition, redeem the then outstanding Exchangeable Shares for an amount per Exchangeable Share (the "Redemption Price") equal to (i) the current market price of our common stock on the last business day prior to the Redemption Date (which may be satisfied in full by Exchangeco causing an instruction to be given to the Trustee to deliver, in respect of each Exchangeable Share held by each respective holder thereof, one share of our common stock, and obtaining written confirmation of such delivery by the Trustee), plus (ii) the unpaid dividend amount, if any, on each such Exchangeable Share held by such holder on any dividend record date which occurred prior to the Redemption Date.

The Exchangeable Shares may, at any time prior to the Redemption Date, be exchanged by any of the IntelGenx Principals in exchange for the same number of shares of our common stock. The number of shares of our common stock to be transferred to the holders of the Exchangeable Shares upon such exchange will be subject to corresponding adjustment in the event of any securities dividend, forward split, reverse split, or similar event. The holders of the Exchangeable Shares will also benefit to an identical extent as all our other shareholders in the event of a tender offer or other similar transaction.

All events related to payment of dividends, redemption or purchase or any capital distribution in respect of our common shares or any shares other than the Exchangeable Shares, redemption or purchase of any shares other than the Exchangeable Shares, or issuance of any other exchangeable shares, shall in each case be subject to approval by holders of not less than 66.6% of then-outstanding Exchangeable Shares. In addition, we must obtain the same consent prior to any action to reclassify, subdivide, re-divide or make any similar change to our outstanding shares of, or effect an amalgamation, merger, reorganization or other transaction affecting our shares of common stock.

RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that cause or contribute to these differences include, but are not limited to, those discussed below, elsewhere in this report, and in any documents incorporated in this report by reference.

Risks Related to Our Business

We continue to sustain losses and our revenues are minimal.

Even though we completed the development stage of our operations in April 2006 when we commenced consistently generating revenues from our operations, we are still subject to all of the risks inherent in both the creation of a new business and the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled released and other delivery products.  We do not know if we will always be successful in the development of such products.

We had an accumulated deficit of approximately $837,474 since Inception in 2003.To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties.  Our revenues for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were $265,901, $19,990 and $257,374 respectively. Our revenues consisted primarily of development fee revenues from three clients and have not been sufficient to sustain our operations. In order to achieve profitability our revenue streams will have to increase and even though we expect increased revenues from development fees in 2007, there is no assurance that revenues can increase to such a level. Additional capital and/or borrowings will be necessary in order for us to continue in existence until we are able to attain and sustain profitable operations.

We are subject to currency fluctuations, which may affect our results.

The majority of our expenses and our debt are in Canadian dollars, while our revenues are primarily in U.S. dollars. The fluctuation of the Canadian dollar and the U.S. dollar could materially impact our operating results and financial position.

We may need additional capital to fulfill our business strategies. We may also incur unforeseen costs. Failure to obtain such capital would adversely affect our business.

We will need to expend significant capital in order to continue with our research and development by hiring additional research staff and acquiring additional equipment. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.

The loss of the services of key personnel would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel, particularly Horst Zerbe, our Chairman of the Board and Chief Executive Officer, would be detrimental to our research and development programs and to our overall business.

We are dependent on collaborators to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell our controlled release products.

We depend heavily on our pharmaceutical partners to pay for part or all of the research and development expenses associated with developing a new product and to obtain approval from regulatory bodies such as the FDA to commercialize these products. We also depend on our partners to successfully distribute these products after receiving regulatory approval.   We derive our revenues from research and development fees, milestone fees and royalty fees all of which are paid to us by our partners.  Our inability to successfully find pharmaceutical partners who are willing to pay us these fees in order to develop new products would negatively impact our business and our cash flows.

We have limited experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our other products in development, we will have to establish our own capabilities or discontinue the commercialization of the affected product. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we would be successful in developing these capabilities.

Our existing collaborations are subject to termination on short notice under certain circumstances including, for example, if the collaborator determines that the product in development is not likely to be successfully developed or not likely to receive regulatory approval, if we breach the agreement or upon a bankruptcy event. If any of our collaborations are terminated, we may be required to devote additional resources to the product, seek a new collaborator on short notice or abandon the product. The terms of any additional collaborations or other arrangements that we establish may not be favorable to us.

We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

  Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborator's commitment to the collaboration with us.

  Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the products.

  Our collaborators may terminate their collaborations with us. This could make it difficult for us to attract new collaborators or adversely affect perception of us in the business and financial communities.

  Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator's commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we do.

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Biovail, Penwest, Andrx, and Labopharm. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. We expect competition to increase as technological advances are made and commercial applications broaden.

  We are dependent upon sales outside the United States, which are subject to a number of risks.

Our future results of operation could be harmed by risks inherent in doing business in international markets, including:

  Unforeseen changes in regulatory requirements;

  Weaker intellectual property rights protection in some countries;

  New export license requirements, changes in tariffs or trade restrictions; and

  Political and economic instability in our target markets.

We rely upon a third-party manufacturer, which puts us at risk for supplier business interruptions.

We have entered into an agreement with a third party manufacturer which will manufacture certain of our products once we complete development and after we receive regulatory approval.    If our third-party manufacturer fails to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products in a timely manner could lead to the dissatisfaction of our distribution partners and damage our reputation, cause our distribution partners to cancel existing agreements with us and to stop doing business with us.

The third-party manufacturer that we depend on to manufacture our products is required to adhere to FDA regulations regarding current Good Manufacturing Practices (cGMP), which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. Failure by our third-party manufacturer to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to obtain products on a timely basis.

We are subject to extensive government regulation including the requirement of approval before our products may be marketed. Even if we obtain marketing approval, our products will be subject to ongoing regulatory review.

We, our collaborators, our products, and our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in warning letters; fines and other civil penalties; delays in approving or refusal to approve a product candidate; product recall or seizure; withdrawal of product approvals; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution.

Our products cannot be marketed in the United States without FDA approval. Obtaining FDA approval requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. We rely on our partners for the  preparation of applications and for obtaining regulatory approvals. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our collaborator's products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market. In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, (cGMP), adverse event reporting, labeling, advertising, promotion, distribution, and export.

Our collaborators and we are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our collaborators, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

Regulations regarding the manufacture and sale of our future products are subject to change. We cannot predict what impact, if any, such changes may have on our business, financial condition or results of operations. Failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the time required for obtaining regulatory approval is uncertain. We may encounter delays or product rejections based upon changes in FDA policies, including cGMP, during periods of product development. We may encounter similar delays in countries outside of the United States. We may not be able to obtain these regulatory acceptances on a timely basis, or at all.

The failure to obtain timely regulatory acceptance of our products, any product marketing limitations, or any product withdrawal would have a material adverse effect on our business, financial condition and results of operations. In addition, before it grants approvals, the FDA or any foreign regulatory authority may impose numerous other requirements with which we must comply. Regulatory acceptance, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of accepted products for unapproved uses. Product acceptance could be withdrawn, or civil or criminal sanctions could be imposed, for our failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

The third party manufacturer that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries.

We may not be able to expand or enhance our existing product lines with new products limiting our ability to grow.

If we are not successful in the development and introduction of new products, our ability to grow will be impeded. We may not be able to identify products to enhance or expand our product lines. Even if we can identify potential products, our investment in research and development might be significant before we could bring the products to market. Moreover, even if we identify a potential product and expend significant dollars on development, we may never be able to successfully bring the product to market or achieve market acceptance for such product. As a result, we may never recover our expenses.

The market may not be receptive to products incorporating our drug delivery technologies.

     The commercial success of any of our products that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. No product based on our technologies is marketed in the United States, so there can be no assurance as to market acceptance.

     Factors that we believe could materially affect market acceptance of these products include:

  the timing of the receipt of marketing approvals and the countries in which such approvals are obtained;

  the safety and efficacy of the product as compared to competitive products;

  the relative convenience and ease of administration as compared to competitive products;

  the strength of marketing distribution support; and

  the cost-effectiveness of the product and the ability to receive third party reimbursement.

We are subject to environmental regulations, and any failure to comply may result in substantial fines and sanctions.

Our operations are subject to Canadian and international environmental laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of raw materials, waste and other materials. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. We believe that we are and have been operating our business and facility in a manner that complies in all material respects with environmental, health and safety laws and regulations; however, we may incur material costs or liabilities if we fail to operate in full compliance. We do not maintain environmental damage insurance coverage with respect to the products which we manufacture.

We may have to make significant expenditures in the future to comply with evolving environmental, health and safety requirements, including new requirements that may be adopted or imposed in the future. To meet changing licensing and regulatory standards, we may have to make significant additional site or operational modifications that could involve substantial expenditures or reduction or suspension of some of our operations. We cannot be certain that we have identified all environmental and health and safety matters affecting our activities and in the future our environmental, health and safety problems, and the costs to remediate them, may be materially greater than we expect.

Our limited cash resources restrict our ability to pay cash dividends.

Since our inception, we have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay any dividends on our common stock, our stockholders will be able to profit from an investment only if the price of the stock appreciates before the stockholder sells it.

We will need to make substantial financial and man-power investments in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment in our Annual Report on Form 10-KSB commencing with the annual report for the fiscal year ended December 31, 2007 and to include the auditor's attestation in our Annual Report for the fiscal year ended December 31, 2008.

We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our  internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 2 U.S. patents and have applied for 4 US patents, we will need to pursue additional protections for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all.

Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

We also rely on trade secrets and contract law to protect some of our proprietary technology. We have entered into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

In 1995, the U.S. Patent and Trademark Office adopted changes to the U.S. patent law that made the term of issued patents 20 years from the date of filing rather than 17 years from the date of issuance, subject to specified transition periods. Beginning in June 1995, the patent term became 20 years from the earliest effective filing date of the underlying patent application. These changes may reduce the effective term of protection for patents that are pending for more than three years. While we cannot predict the effect that these changes will have on our business, they could have a material adverse effect on our ability to protect our proprietary information. Furthermore, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights, or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

If we infringe on the rights of third parties, we may not be able to sell our products, and we may have to defend against litigation and pay damages.

If a competitor were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management's time and attention. Such claims could also cause our customers or potential customers to purchase competitors' products or defer or limit their purchase or use of our affected products until resolution of the claim. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products

 We expect to file or have our collaborators file ANDAs or NDAs for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

The price of our common stock could be subject to significant fluctuations.

 Our common stock started trading on the OTC Bulletin Board on January 16, 2007.

 Any of the following factors could affect the market price of our common stock:

  Our failure to achieve and maintain profitability;
  Changes in earnings estimates and recommendations by financial analysts;
  Actual or anticipated variations in our quarterly results of operations;
  Changes in market valuations of similar companies;
  Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
  The loss of major customers or product or component suppliers;
  The loss of significant partnering relationships; and
  General market, political and economic conditions.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business. We expect such factors to impact our market price for the foreseeable future.

We have a significant number of options and warrants outstanding that could be exercised in the future. Subsequent re-sales of these and other shares could cause the Company's stock price to decline. This could also make it more difficult to raise funds at acceptable levels, via future securities offerings.

We have a concentration of stock ownership and control, and a small number of stockholders have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with ours.

Our common stock ownership is highly concentrated. See “Security Ownership of Certain Beneficial Owners and Management.” As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders' interests may conflict with yours.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Our common stock is traded on the OTC Bulletin Board.

As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a stock exchange or quoted on Nasdaq.  Because our common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock." Rule 15g-9 of the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

We became public by means of a reverse merger, and as a result we are subject to the risks associated with the prior activities of the public company. In addition, we may not be able to attract the attention of major brokerage firms or institutional buyers.

 Additional risks may exist because we became public through a "reverse merger" with a shell corporation. Although the shell did not have recent or past operations or assets and we performed a due diligence review of the public company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of our company.

 Security analysts of major brokerage firms and securities institutions may not cover us since there are no broker-dealers who sold our stock in a public offering who would have an incentive to follow or recommend the purchase of our common stock. No assurance can be given that established brokerage firms will want to conduct any financings for us in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

We currently occupy 3,100 square feet of leased space at a rate of (Cdn.) $8.29/square foot in an industrial zone in Ville St.-Laurent, Quebec, Canada under a 5-year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. In order to continue to support ongoing product development activities and allow the addition of further development programs we might be required to seek a different location in 2007. Management has therefore entered into discussions with the current landlord to look for alternative facilities that would meet our need for additional space at affordable costs.

 ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006 no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded over-the-counter and its quotations are carried in the OTC Bulletin Board.  Our stock commenced trading on January 16, 2007 with an opening price of $0.67. Between January 16, 2007 and March 15, 2007, the range of high and low bid quotations for our common stock was between $0.67 and $1.20. Records of our stock transfer agent indicate that as of March 17, 2007 there were approximately 75 record holders of our common stock.

DIVIDENDS

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings for the foreseeable future will be, retained for future investments in business. Any future determination to pay cash dividends will be subject to the approval of 66.6% of the then outstanding Exchangeable Shares, at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by our Board of Directors.  (See “Item 1 – Description of Business – The IntelGenx Acquisition”).

2006 STOCK OPTION PLAN

A majority of our shareholders approved the 2006 Option Plan at the Annual General Meeting held on August 10, 2006. Under the 2006 Stock Option Plan up to 1,600,749 shares of common stock may be issued upon the exercise of options granted to directors, management, employees and consultants. As of March 23, 2007 1,119,000 options have been granted under the 2006 Option Plan. No options granted under the 2006 Stock Option Plan have been exercised.

Equity Compensation Plan Information

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
	warrants, and rights	options,	compensation plans
		warrants, and	(excluding securities
		rights	reflected in the first
two columns

Equity Compensation Plans Approved by Security Holders	1,600,749	$0.41	481,749

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	1,600,749	$0.41	481,749

On September 26, 2006 we granted options to purchase 225,000 shares of common stock to three non-employee directors. These options have an exercise price of $0.41, vested immediately and expire on September 26, 2016.

On October 1, 2006 we granted options to purchase up to 69,000 shares of common stock to a consultant.  These options have an exercise price of $0.41, vest immediately and expire on October 1, 2016.

On November 9, 2006 we granted options to purchase up to 450,000 shares of common stock to the CFO and an management employee. These options have an exercise price of $0.41, vest immediately and expire on November 9, 2016.

On November 13, 2006 we granted options to purchase up to 250,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest over two years, 25% every six months and expire on November 13, 2016.

On November 16, 2006 we granted options to purchase up to 100,000 shares of common stock to employees and 25,000 options to a consultant. These options have an exercise price of $0.41, vest over 2 years, 25% every six months and expire on November 16, 2016.

As of March 23, 2007 there are 481,749 options remaining to be granted under the 2006 Option Plan.

None of the options have been exercised as of March 23, 2007.

SALES OF UNREGISTERED SECURITIES

The following issuance of shares were exempt from registration under section 4 (2) of the Securities Act, Regulation D-Rule 506 and/or Regulation S promulgated there under:

On April 28, 2006 our Canadian subsidiary, IntelGenx, completed a private placement to certain accredited investors and issued 3,191,489 of its common shares for cash consideration of $1,341,750. Those shares where than exchanged into 3,191,489 shares of our common stock as part of the IntelGenx Acquisition (see Item 1 – Description of Business – The IntelGenx Acquisition). After deduction of costs related to the IntelGenx Acquisition , the net proceeds from this private placement were $792,421.

On April 28, 2006 our special purpose Canadian subsidiary completed the acquisition of 10,991,000 common shares of IntelGenx, pursuant to the Share Exchange Agreement and other agreements. Under the Share Exchange Agreement, Exchangeco acquired all of the issued and outstanding common shares of IntelGenx in exchange for 10,991,000 Class A Special Shares of Exchangeco, where each Class A Special Share of Exchangeco is exchangeable into one share of our common stock.

We also acquired 100,000 common share purchase warrants of IntelGenx pursuant to a securities purchase agreement which we entered into with Patrick J. Caruso, in exchange for warrants exercisable for 100,000 shares of our common stock. Additionally, we entered into a business consultancy agreement with Mr. Caruso pursuant to which we issued to Mr. Caruso 325,000 shares of common stock as a non-refundable retainer, and in full payment of investor relations services to be rendered by Mr. Caruso under the agreement.

We also issued warrants to purchase 90,691 shares of common stock at $0.41 per share for services rendered in connection with the IntelGenx Acquisition in April 2006.  The issuance of the warrants were not registered under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and 2005 and notes thereto appearing elsewhere in this Form 10-KSB. On August 10, 2006, pursuant to a vote by our shareholders, we changed our corporate name from Big Flash Corp. to IntelGenx Technologies Corp. Unless otherwise indicated or the context otherwise requires, the “Company” we,” “us,” and “our” refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. (“Intelgenx”)

Overview

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada, which focuses on the development of novel oral immediate-release and controlled-release products for the generic pharmaceutical market Our business strategy is to develop pharmaceutical products based on its proprietary drug delivery technologies and then license commercial rights for such products to pharmaceutical partners once the viability of a product has been demonstrated. We expect a partner company will, in some cases, fund development of the licensed products, complete the regulatory approval process with the U.S. Food and Drug Administration (FDA) or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

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

The Company has also undertaken a strategy under which it will work with pharmaceutical companies in order to develop new dosage forms in addition to already existing ones for pharmaceutical products for which patent protection is about to expire.  Under §(505)(b)(2) of the FDA will grant a market exclusivity of up to three years for such a new dosage form. The Company anticipates significant returns from successfully obtaining market exclusivity in this manner.

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

The IntelGenx Acquisition

On April 28, 2006, the Company entered into a Share Exchange Agreement, whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of IntelGenx, (the “IntelGenx Acquisition”). Pursuant to the Share Exchange Agreement, and several separate related agreements, we issued, as consideration for the IntelGenx common stock, 14,507,489 shares of our common stock to various shareholders of IntelGenx   along with 100,000 common stock purchase warrants to an IntelGenx shareholder. The warrants granted are exercisable at $0.41 per share of common stock, and expire on April 28, 2008. The total shares of common stock issued by the Company pertaining to the IntelGenx Acquisition constituted 90.6 % of the 16,007,489 shares of our common stock then outstanding. Following the completion of the IntelGenx Acquisition, IntelGenx continued its operations as subsidiary of the Company.

As part of the IntelGenx Acquisition, we issued a controlling amount of shares to the former IntelGenx  shareholders who effectively gained controlling interest in the Company. According to US GAAP regulations, IntelGenx is deemed to be the accounting acquirer of the Company and the discussion of operations below relates to the operations of IntelGenx.

Results of Operations — Year ended December 31, 2006 compared to Year ended December 31, 2005.

	2006	2005	Increase/ (Decrease)	Percentage Change
Revenue	$265,901	$19,990	$245,911	1230%
Research and Development Expenses	510,407	91,969	418,438	455%
General and Administrative Expenses	489,602	74,555	414,047	555%
Interest and financing fees	54,724	8,541	46,183	541%
Net income (loss)	(781,136)	(125,520)	655,616	522%

Revenue

Our revenues from R&D services provided were $265,901 for the year ended December 31, 2006, compared to $19,990 for the same period in 2005. We expect our revenue from signed development contracts in place at the time of filing of this report to be approximately $600,000 for the year 2007. We also expect increased revenue from additional research and development service contracts for which we are presently in discussions with potential clients. If we are successful in signing on potential clients, we could receive some additional upfront fees and research and development fees during 2007.

Research and development

Costs related to research and development increased from $91,969 in 2005 to  $510,407 for 2006, which reflects the commencement of projects with certain partners started in 2005 and 2006. Included in these costs are R&D Salaries of $294,778, $54,164 of which are non-cash compensation. Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses in 2007 due to a further increase of development projects. To the extent that those projects are covered by development agreements, a portion of those expenses will be offset by development fees received from development partners for development services provided.

General and Administrative

General administrative expenses increased by $414,047 from $74,555 for the year ended December 31, 2005 to $489,602 for the year ended December 31, 2006.  Included in those expenses are management salaries and compensation of $245,637, $137,097 of which are non cash compensation in the form of options granted to directors and management employees.

Also included are $158,925 for professional fees, $76,900 of which are non cash compensation for investor relation contracts and approximately $60,000 are related to our regulatory filing obligations. The additional increase in general and administrative expenses is attributed to the increase in corporate operations. Management expects general and administrative expenses from operation to increase according to an increase in operating activities in 2007.

Stock Based Compensation Expense, Warrants and Stock Based Payments

Stock based compensation expenses, warrants and share based payments totaled $306,440 for the year ended December 31, 2006 as compared to $0 for the year ended December 31, 2005. We issued 100,000 warrants in conjunction with a promissory note for a bridge loan received and 90,691 warrants as consideration for financing fees as part of the IntelGenx Acquisition in April 2006. We expensed a total of $37,699 for the issuance of those warrants during the year ended December 31, 2006 with no comparable expense in the previous year. All warrant were amortized during the reporting period.

We also granted 1,119,000 options during the year, resulting in $202,116 in stock based compensation expenses for the amortization of options granted under the 2006 Stock Option Plan. We also amortized $66,625 stock based payments in consideration of investor relation services rendered during the year ended December 31, 2006. No options were issued in prior years. There remains about  $113,750 in stock based compensation to be expensed in fiscal 2007 and 2008 related to the issuance of options during 2006. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock based compensation expense and may result in warrant amortization expense.

Interest Expenses

We incurred interest and financing fee expenses of $54,724 during the year ended December 31, 2006 compared to $8,541 for the same period in 2005.  Included in the interest expense  $37,699 representing the value of 190,691 warrants issued as a non-cash financing fee payment in connection with the IntelGenx Acquisition in April 2006. Management expects the interest expense to be significantly lower for 2007.

Net Loss

We recorded a net loss of $781,136 in the period ended December 31, 2006 compared to a net loss of $125,520 for the same period in 2005. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues by early 2007.

Income taxes

There were Canadian and provincial net operating losses of approximately $350,000 (2005 - $98,000) and $387,000 (2005 - $132,000) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized (see Note 13 – Income Taxes - in Financial Statements).

As at December 31, 2006 we had non-refundable tax credits of $93,000 expiring in 2016 and undeducted research and development expenses of $340,000 (2005-$18,000) with no expiration date.

Prepaid Expenses

At December 31, 2006 we had prepaid expenses of $72,914 compared to $3,186 for the same period in 2005. The increase is due to the issuance of 325,000 shares in consideration of investor relation services. This investor relation contract was acquired as a prepaid asset of $133,250 at the time of the IntelGenx Acquisition in April 2006. $ 66,625 of the total amount of the investor relations contract was expensed in the last two quarters of 2006.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2007	2008	2009	2010	2011
Operating Lease Obligations	$ 13,000	$13,500	$9,200	-	-
Long Term Debt	$24,026	$24,026	$24,026	$24,026	$10,583
Total	$37,026	37,526	$33,226	$24,026	$10,583

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalent of $227,578. We also had accounts receivable of $135,223, $88,895 of the amount is the expected sales tax refund, receivable in the first quarter of 2007. We also had income taxes recoverable of $9,380 and estimated investment tax credits receivable from provincial and federal government of $39,025.

At December 31, 2006, we had accounts payable and accrued liabilities of $129,994. Of these liabilities, approximately $22,500 was payable to shareholders and approximately $66,000 was due for legal fees in connection with our regulatory filing obligations.  The current portion of long term debt was $24,026 for the repayment of the loan made in the fourth quarter of 2005 and the first quarter of 2006 to finance laboratory equipment purchases.

At December 31, 2006, we had an operating line of credit in place with a maximum of $43,000 of which $0 was borrowed.

Management believes that our cash supply and expected tax refunds will be sufficient to satisfy our cash requirements for the first six month of 2007, even in the unlikely event, that no additional revenue would be received during that time period (see – Revenue).  At December 31, 2006, we had total assets of $650,836 and shareholders' equity of $328,079.

Off-Balance Sheet Arrangements

 We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS FOR 2006 AND 2005

The financial statements for the fiscal years ending December 31, 2006 and 2005, required by Item 7 are set forth on pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and the Company's chief financial officer and principal accounting officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Based on their evaluation as of December 31, 2006, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

The Company's chief executive officer and the Company's chief financial officer  have concluded that there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that  has materially affected or is reasonably likely to materially affect  the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,  CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table identifies our directors and executive officers as of December 31, 2006.

Name	Age	Position	Director since
Horst G. Zerbe	60	Chairman of the Board, President and Chief Executive Officer	April 2006
Joel Cohen (1)	35	Director and Chief Financial Officer	April 2006
J. Bernard Boudreau (1) (2)	62	Director	June, 2006
David Coffin-Beach (2)	59	Director	June, 2006
Reiza Rayman (1) (2)	43	Director	June, 2006
Ingrid Zerbe (3)	52	Secretary, Director, Finance and Administration	April 2006

(1)	Audit Committee member
(2)	Compensation Committee member
(3)	Pursuant to the Company's annual meeting of shareholders held on August 10, 2006, Mrs. Zerbe ceased to be a director of the Company.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly  elected  and  qualified.  There are no agreements with respect to the election of directors.  Officers are appointed  annually  by the  board  and each  executive  officer  serves  at the discretion of the board.

Biographies

Horst G. Zerbe, PhD

Dr. Zerbe is our President, Chief Executive Officer and Chairman of the Board and is a full time employee of the Company.  Dr. Zerbe has more than 20 years experience in the pharmaceutical industry. He has been the President and Chief Executive Officer of IntelGenx Corp. since 2005; prior thereto, from 1998 to 2005, he served as the president of Smartrix Technologies Inc. in Montreal; prior thereto, from 1994 to 1998, he was Vice President of R&D at LTS Lohmann Therapy Systems in West Caldwell, NJ. He has published numerous scientific papers in recognized journals and holds over 30 patents.

Joel Cohen, CFA

Mr. Cohen is our  Chief Financial Officer and a Director and works on a consulting basis for the Company. Mr. Cohen has extensive experience in biotechnology and high tech financings and in financial analysis. From 2002 until present, Mr. Cohen has been a consulting CFO for Osta Biotechnologies a publicly traded Company on the TSX venture. From 1999 to 2002, Mr. Cohen was an investment banker at Canaccord Capital Corporation, where he specialized in biotechnology financings.  He has worked on numerous IPOs and private and public financings worth over $100 million for various companies including Neurochem Inc, Adherex Technologies Inc., Bioniche Lifr Sciences Inc., Diagnocure Inc., Qbiogene Inc. and Aeterna Zentaris Inc. Mr. Cohen holds a Bachelor of Commerce degree in Finance from Concordia University and is a Chartered Financial Analyst.

J. Bernard Boudreau Sr. VP, PharmEng Inc.

 Since 2004, Mr. Boudreau has been serving as a Senior Vice President of PharmEng Inc., a full-service consulting and contract manufacturing company that serves the pharmaceutical, biotechnology and medical device industries in North America and internationally. From 2000 to 2004, Mr. Boudreau was president of Radcliffe and Investments LTD. Prior thereto, he was appointed as Queen's Counsel in 1985. Mr. Boudreau was elected to the provincial legislature of Nova Scotia, in which he has served from 1988 to 1997.  He has served as Chair of the Public Accounts Committee and opposition critic for Finance and Economic Development. In 1993 he was re-elected as a member of government and held responsibilities as Minister of Finance, Minister of Health, Chair of the Cabinet Priorities and Planning Committee.

Dr. Reiza Rayman

Currently, Dr. Rayman is pursuing a PhD in the area of Tele-surgery. From 2000 until 2005, Dr. Rayman was serving as Principal Investigator, Robotic Tele-surgery and Hybrid Cardiac Surgery, CSTAR, and Assistant Professor, Department of Surgery, at the University of Western Ontario.  In September 1999, Dr. Rayman in collaboration with Dr. Doug Boyd, performed the world's first robotic beating heart cardiac bypass surgery.  He holds an MSc (biophysics) from the University of Western Ontario and an MD from the University of Toronto.  Dr. Rayman is currently completing his PhD in Medical Biophysics.

David Coffin-Beach, Ph.D.

Since January 1, 2005, Dr. Coffin-Beach has been serving as President of ATP Solutions, a privately held consulting firm which specializes in delivering strategic, technical, marketing and management services to pharmaceutical manufacturers and investors. Dr. Coffin-Beach is the former President and Board Member of TorPharm (1994-2004), the U.S. division of Apotex Inc. During his tenure as President and CEO, the company grew from start-up to over $400 million in revenue and 1,000+ employees. Prior to that, Dr. Coffin-Beach held various positions at Schering-Plough Corporation ending with the position of Associate Director. Prior to that, Dr. Coffin-Beach took a position as Director of Research at Superpharm Corporation, a Division of Goldline Laboratories, where he was in charge of all research and development of generic products which resulted in ten new abbreviated new drug application (ANDA) products being filed for the company during his tenure. Prior to that, Dr. Coffin-Beach joined DuPont Pharmaceuticals as a senior scientist and among other accomplishments, was a key participant in the design and qualification of a new pharmaceutical research facility in Wilmington, Delaware. He is also was a co-inventor on two U.S. patents.

 Dr. Coffin-Beach received his bachelor of science in Pharmacy from Union University and practiced both community and clinical pharmacy before returning for graduate studies at the University of Maryland at Baltimore to finish graduate school with a PhD in Pharmaceutics.

 Ingrid Zerbe

Mrs. Zerbe is our Director of Finance and Administration, Corporate Secretary and is a full time employee of the Company. Mrs. Zerbe is the founder of IntelGenx.  Mrs. Zerbe served as the president of IntelGenx since its incorporation until December, 2005. Prior to founding IntelGenx, she worked in the travel industry.  From June 2003 until August 2006, Mrs. Zerbe has been a director of IntelGenx.  She holds a bachelor degree in economics from the business school in Bottrop, Germany, and a bachelor degree in social sciences from the University of Dortmund, Germany.

 Key Personnel and Consultants

Nadine Paiement, MSc

Ms. Paiement serves as IntelGenx's Head of Formulation.  She holds a M.Sc. degree in Polymer Chemistry from Sherbrooke University, and is co-inventor of IntelGenx's Tri-Layer technology.  Prior to joining IntelGenx, she worked for five years as a formulation scientist at Smartrix Technologies, Inc.

Committees of the Board of Directors

On June 21, 2006, we formed our Audit Committee and Compensation Committee.

Audit Committee

Our audit committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters.  The chairman of the audit committee is J. Bernard Boudreau. Joel Cohen, our Chief Financial Officer, serves as our audit committee financial expert. Our audit committee's responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor's engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre-approving all non-audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management's discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters; and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor.  We have adopted, along with our audit committee, a written charter of the audit committee setting out the mandate and responsibilities of the audit committee which provides that the audit committee convene no less than four times per year.

Compensation Committee

Our compensation committee reviews and makes recommendations to our board of directors concerning the compensation of our executive officers and key employees which include the review of our executive compensation and other human resource policies, the review and administration of any bonuses and stock options and major changes to our benefit plans and the review of and recommendations regarding the performance of the Chief Executive Officer of the Company.  Our compensation committee is comprised of non-management members of our board of directors and is required to convene at least annually.  The chairman of our compensation committee is David Coffin-Beach.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows:  On December 13, 2006 Form 3s were filed late by our CEO, Mr. Horst G. Zerbe, our CFO, Mr. Joel Cohen, Mrs. Ingrid Zerbe, our Secretary and our Directors, Mr. Bernard Boudreau, Mr. David Coffin-Beach and Mr. Reiza Rayman.

CODE OF ETHICS

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We do follow what are considered proper business ethics and labor law in Canada.

Item 10. COMPENSATION OF DIRECTORS AND OFFICERS

Summary of Executive Compensation

The following table provides a summary of the compensation paid to date during the last two  completed fiscal years to the President and Chief Executive Officer and the Chief Financial Officer.  No other officers of the Company qualify as “named executive officers”, which category includes the Chief Executive Officer and the next two highest paid executive officers whose salary and bonus exceeds $100,000 in the most recent year (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Horst Zerbe, President and CEO	2006	139,053	Nil	Nil	69,680	Nil	Nil	$5,185	213,918
	2005	8,174	Nil	Nil	Nil	Nil	Nil	10,978(1)	19,152
Joel Cohen, CFO	2006	Nil	Nil	Nil	Nil	Nil	Nil	108,227(2)	108,227
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) .Mr Zerbe was paid $10,978 in 2005 under a consulting agreement  before his employment at IntelGenx commenced.

(2) .Mr. Cohen was paid $95,000 for consulting work performed in connection with Intelgenx's private placement and the  IntelGenx Acquisition. See "Item1 – Description of Business  - The IntelGenx Acquisition.”  $13,227 was paid for consulting services as CFO.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Horst Zerbe	225,000 [1]	Nil	Nil	0.41	Nov.9, 2016
Joel Cohen	Nil	250,000[2]	Nil	0.41	Nov.16, 2016

1 On November 9, 2006 225,000 options were granted to Mr. Zerbe, vesting immediately.

2 On November 16, 2006, 250,000 options were granted to Mr. Cohen in connection with the IntelGenx Acquisition. The options vest over two years, none of which are exercisable as of the date of this report.

Summary of Directors' Compensation

At present, directors are not compensated for attending meetings of the board of directors or other committee meetings. Our directors do not have service contracts.  All directors are reimbursed for reasonable expenses incurred by them in their capacity as directors, including travel and other out-of-pocket expenses incurred in connection with meetings of the board of directors or any committee of the board of directors.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Horst Zerbe	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joel Cohen	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Bernard Boudreau	Nil	Nil	16,667[1]	Nil	Nil	Nil	16,667
David Coffin-Beach	Nil	Nil	16,667[2]	Nil	Nil	Nil	16,667
Reiza Rayman	Nil	Nil	16,667[3]	Nil	Nil	Nil	16,667
Ingrid Zerbe	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 75,000 Options were granted September 26, 2006, vesting immediately, none exercised as of March 23, 2007.

2 75,000 Options were granted September 26, 2006, vesting immediately, none exercised as of March 23, 2007.

3 75,000 Options were granted September 26, 2006, vesting immediately, none exercised as of March 23, 2007.

Directors' and Officers' Liability Insurance

We do carry directors' and officers' liability insurance for our directors and officers.  The annual cost for the insurance is $ 20,185.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to ownership of the Company's securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company's common stock.  As of March 23, 2007 there were 16,007,489 shares of common stock issued and outstanding. The number of shares beneficial owned in the table includes options exercisable within sixty days of this Annual Report.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Horst G. Zerbe(1)	4,934,643.5	30.4%
Ingrid Zerbe(1)	4,934,643.5	30.4%
Joel Cohen(1)	1,634,213	10.2%
Bernard Boudreau	75,000	0%
David Coffin-Beach	128,191	0%
Reiza Raymen	128,191	0%
All directors and officers as a group (6 persons)	12,022,382	71.8%

(1) The shares indicated are Exchangeable Shares in the capital stock of 6544631 Canada Inc., a Canadian special purpose corporation which wholly owns IntelGenx as a result of the completion of the IntelGenx Acquisition.  The Exchangeable Shares are exchangeable for 10,991,000 shares of our common stock currently held by the Escrow Agent.  See  Item I Business - the IntelGenx Acquisition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 26, 2006, Joel Cohen our Director and Chief Financial Officer, received consulting fees from Intelgenx (our wholly owned subsidiary) of $95,000 for consulting work performed for Intelgenx in connection with Intelgenx's private placement and our acquisition of Intelgenx. See Item I "Business-The IntelGenx Acquisition"

During the year ended December 31, 2006 $5,304 of interest on a shareholder loan and $17,850 under an equipment lease were paid to Ingrid Zerbe, our Secretary and Director of Finance and Administration.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report:

2.1	Share exchange agreement dated April 10, 2006, incorporated by reference to 99.1 from the 8K/A filed on April 28, 2006
3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 of the registrant's SB-2 (File No. 333-90149 filed on November 16, 1999)
3.2	By-Laws (incorporated by reference to exhibit 3.1 of the registrant's SB-2 No. 333-91049 filed on November 16, 1999)
3.3	Amendment to the Articles of Incorporation, filed with amendment No. 2 to Form SB-2 (File No. 333-135591), filed on August 28, 2006
4.1	Warrants dated March 16, 2006 issued to Patrick J. Caruso, incorporated by reference to exhibit 4.1 of the registrant's SB-2 No. 333-135591, filed July 3, 2006
9.1	Voting Trust agreement, incorporated by reference to 99.1 from the 8K/A filed on April 28, 2006
10.1	Horst Zerbe employment agreement, incorporated by reference to exhibit 10.1 of the registrant's SB-2 No. 333-135591, filed July 3, 2006
10.2	Joel Cohen consulting agreement, incorporated by reference to exhibit 10.2 of the registrant's SB-2 No. 333-135591, filed July 3, 2006
10.3	Ingrid Zerbe employment agreement, incorporated by reference to exhibit 10.3 of the registrant's SB-2 No. 333-135591, filed July 3, 2006
10.4	Registration rights agreement, incorporated by reference to exhibit 10.4 of the registrant's SB-2 No. 333-135591, filed July 3, 2006
10.5	Principal's registration rights agreement, incorporated by reference to exhibit 10.5 of the registrant's SB-2 No. 333-135591, filed July 3, 2006
10.6	Investor relations consulting agreement, incorporated by reference to exhibit 10.6 of the registrant's SB-2 No. 333-135591, filed July 3, 2006.
10.7	2006 Stock Option Plan adopted August 10, 2006, incorporated by reference to exhibit 10.1 of the Form S-8 , filed November 21, 2006.
16.1	Letter on change in certifying accountant, incorporated by reference to exhibit 16.1 of the registrant SB-2 No. 333-135591, filed July 3, 2006
21.1	Subsidiaries of the small business issuer, incorporated by reference to exhibit 21.1 of the registrant SB-2 No. 333-135591, filed July 3, 2006.
23.1	Consents of Auditor

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth, for each of the years indicated, the fees billed by our independent public accountants., During 2005, the fees were billed by Chisholm, Bierwolf & Nilsen. After the IntelGenx Acquisition, the Company's auditors were changed to RSM Richter LLP. The 2006 fees were billed by RSM Richter LLP and include fees billed to our Canadian subsidiary for the audit since inception in 2003 to the year ended December 31, 2005, as well as fees for all  necessary financial reviews in connection with our regulatory filings and the IntelGenx Acquisition.

	Year Ended December 31
	2006	2005
Audit Fees	$ 72,308	$ 3,300
Audit-related Fees
Tax Fees	0	0
All Other Fees	0	0
Total	$ 72,308	$ 3,300

Pre-Approval Policies and Procedures

In June 2006 the Board of Directors delegated certain responsibilities to the Audit Committee. The Audit Committee adopted an Audit Committee Charter that outlines its responsibilities including the pre-approval of non-audit related services rendered by the Company's independent public accountants. The fees charged by RSM Richter in 2006 are audit fees and incurred on an as-needed basis. Prior to June 2006, the directors served as Audit Committee. 100% of the audit fees in 2006 and 2005 were approved by the directors. No issue regarding these services has arisen in the last two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 29, 2007

IntelGenx Technologies Corp.

By: /s/ Horst G. Zerbe
Horst G. Zerbe, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: March 29, 2007

                                           IntelGenx Technologies Corp.

Directors:	Date:
/s/ Horst G. Zerbe	March 29, 2007
Horst G. Zerbe, CEO and Chairman

/s/ Joel Cohen	March 29, 2007
Joel Cohen , CFO and Director

/s/ Bernard Boudreau	March 29, 2007
Bernard Boudreau, Director

/sDavid Coffin-Beach	March 29, 2007
David Coffin-Beach, Director

/s/ Reiza Rayman	March 29, 2007
Reiza Rayman, Director

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

RSM Richter S.E.N.C.R.L.
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations, comprehensive loss, and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 2 to the financial statements, the Company has experienced operating losses and requires significant capital to finance operations and repay existing indebtedness. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Signed RSM Richter LLP

Chartered Accountants

Montreal, Quebec
March 22, 2007

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Balance Sheet
As At December 31, 2006
(Expressed in U.S. Funds)

	2006	2005
Assets
Current
Cash and cash equivalent (note 6)	$227,578	$10,938
Accounts receivable	135,223	5,858
Income taxes recoverable	9,380	9,400
Prepaid expenses	72,914	3,186
Investment tax credits receivable	43,880	69,576
	488,975	98,958
Property and Equipment (note 5)	161,861	100,176
	$650,836	$199,134
Liabilities
Current
Accounts payable and accrued liabilities (note 7)	129,994	67,322
Current maturity of long-term debt	24,026	14,000
	154,020	81,322
Long-Term Debt (note 9)	82,661	63,386
Loan Payable, Shareholder (note 8)	86,076	86,253
Commitment (note 10)
Shareholders' Equity
Capital Stock (note 11)	925,748	77
Additional Paid-In Capital (note 12)	239,815	-
	(837,484)	(31,904)
Deficit
	328,079	(31,827)

	$650,836	$199,134

See accompanying notes

Approved on Behalf of the Board

                                                        , Director

                                                        , Director

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2006
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Gain (Loss)	Deficit	Equity

Balance - December 31, 2004	10,000	$77	$-	$6,493	$88,791	$95,361
Foreign currency translation adjustment for the year	-	-	-	(1,668)	-	(1,668)

Net loss for the year	-	-	-	-	(125,520)	(125,520)

Balance - December 31, 2005	10,000	77	-	4,825	(36,729)	(31,827)

March 9, 2006 - recall and cancellation of issued	(10,000)	(77)	-	-	-	(77)
shares
March 9, 2006 - issue of common shares	10,991,000	77	-	-	-	77
April 28, 2006 - issue of common shares	3,191,489	792,421	-	-	-	792,421
April 28, 2006 - asset acquired (note 1)	1,825,000	133,250	-	-	-	133,250
Foreign currency translation adjustment for the year	-	-	-	(24,444)	-	(24,444)

Warrants issued	-	-	37,699	-	-	37,699
Stock options issued	-	-	212,778	-	-	212,778
Compensation expense related to services not yet
rendered (note 12)	-	-	(10,662)	-	-	(10,662)

Net loss for the year	-	-	-	-	(781,136)	(781,136)

Balance - December 31, 2006	16,007,489	$925,748	$39,815	$(19,619)	$(817,865)	$328,079

See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Operations and Comprehensive Loss
For the Year Ended December 31, 2006
(Expressed in U.S. Funds)

	2006	2005

Revenue	$265,901	$19,990

Expenses

Research and development	510,407	91,969
	(39,025)	(44,298)
Research and development tax credits
Management salaries	245,637	23,105
	84,040
General and administrative		41,088
Professional fees	158,925	10,362
Depreciation	33,912	24,323
	(1,583)
Foreign exchange		465
Interest and financing fees	54,724	8,541
	1,047,037	155,555
Loss Before Income Taxes	(781,136)	(135,565)

Current income taxes (note 13)	-	(10,045)

Net Loss	$(781,136)	$(125,520)

Other Comprehensive Loss
	(24,444)	(1,668)
Foreign currency translation adjustment
Comprehensive Loss	$(805,580)	$(127,188)

Basic Weighted Average Number of Shares Outstanding	14,335,000	10,991,000
Basic and Diluted Loss Per Common Share (note 16)	$(0.05)	$(0.01)
See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2006
(Expressed in U.S. Funds)

	2006	2005
Funds Provided (Used) -
Operating Activities
Net loss	$(781,136)	$(125,520)
Depreciation	33,912	24,323
Investor relations services	66,625	-
Financing fees paid in warrants	37,699	-
Share-based compensation	202,116	-
	(440,784)	(101,197)

	(48,867)	(9,641)
Changes in non-cash operating elements of working capital
	(489,651)	(110,838)

Financing Activities
Promissory note	134,689	-
Repayment of promissory note	(134,689)	-
Increase in long-term debt	53,754	77,386
Repayment of long term debt	(22,632)	-
Loan payable, shareholder	-	44,396
Issue of capital stock	1,341,750	-
Transaction costs	(549,329)	-
	823,543	121,782

Investing Activities

Additions to property and equipment	(97,511)	(4,819)
Increase in Cash and Cash Equivalent	236,381	6,125

Effect of Foreign Exchange on Cash Balance	(19,741)	(1,668)

Cash and Cash Equivalent
Beginning of Year	10,938	6,481
End of Year	$227,578	$10,938

See accompanying notes

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

1.    Basis of Presentation and Reorganization of the Corporation

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all material interentity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

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

All of the Intelgenx Corp. shares, through a series of exchanges, were exchanged for shares of IntelGenx Technologies Corp. common shares and/or exchangeable shares of 6544361 Canada Inc. a wholly-owned subsidiary of IntelGenx Technologies Corp. The exchangeable shares are exchangeable for common shares of IntelGenx Technologies Corp. on a one-for-one basis. Until such time as the holders of the exchangeable shares wish to exchange their shares for IntelGenx Technologies Corp. shares, the IntelGenx Technologies Corp. shares are held in trust by a trustee on behalf of the exchangeable shareholders. The trustee shall be entitled to the voting rights in IntelGenx Technologies Corp. stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instruction of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

1.    Basis of Presentation and Reorganization of the Corporation (Cont'd)

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

The fair value assigned to the asset of IntelGenx Technologies Corp. acquired on April 28, 2006, being prepaid investor relations services, is $133,250. As part of the transaction, a shareholder of IntelGenx Technologies Corp. forgave the amount due to shareholder and related interest payable amounting to $23,160.

2.      Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $837,484 (2005 - $31,904). To date, these losses have been financed principally through common share issuance, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. To date revenues consisted primarily of development fee revenues from three clients and have not been sufficient to sustain operations. In order to achieve profitability, revenue streams will have to increase significantly and even though management expects increased revenues from development fees in 2007, there is no assurance that revenues can increase to such a level. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

4.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

The Company recognizes revenue from development contracts as the contracted services are performed or when milestones are achieved, in accordance with the terms of the specific agreements and when collection of the payment is reasonably assured. In addition, the performance criteria for the achievement of milestones are met if substantive effort was required to achieve the milestone and the amount of the milestone payment appears reasonably commensurate with the effort expended. Amounts received in advance of the recognition criteria being met, if any, are included in deferred income.

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value. It is not practical to determine the fair value of the amounts due from related parties due to their related party nature and the absence of a market for such instruments.

Cash and Cash Equivalent

Cash and cash equivalent comprise cash on hand and a demand deposit.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

4.     Summary of Significant Accounting Policies (Cont'd)

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers the reserve for doubtful accounts of $Nil to be adequate to cover any exposure to loss in its December 31, 2006 accounts receivable.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed.

Property and Equipment

Property and equipment are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the methods as follows:

On the declining balance method -
Computer equipment	30%
Laboratory and office equipment	20%

On the straight-line method -
Leasehold improvements	5 years

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repair and maintenance are expensed as incurred.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

4. Summary of Significant Accounting Policies (Cont'd)

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

Foreign Currency Translation

The Company's reporting currency is the United States dollar. The Canadian dollar is the functional currency of the Company's Canadian operations which is translated to the United States dollar using the current rate method. Under this method, accounts are translated as follows:

Assets and liabilities - at exchange rates in effect at the balance sheet date;

Revenue and expenses - at average exchange rates prevailing during the year.

Gains and losses arising from foreign currency translation are included in other comprehensive income.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

4.     Summary of Significant Accounting Policies (Cont'd)

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants and stock options have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

Newly Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting or Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets", among other matters, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, except earlier adoption is allowed in certain circumstances. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not for being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 shall be effective as of January 1, 2007. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

4.     Summary of Significant Accounting Policies (Cont'd)

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the "fair value option") and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

5.     Property and Equipment

			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Laboratory and office equipment	$169,915	$56,947	$112,968	$81,020
Computer equipment	14,562	5,378	9,184	2,996
Leasehold improvements	53,578	13,869	39,709	16,160
	$238,055	$76,194	$161,861	$100,176

6.     Credit Facility

As at December 31, 2006, the Company had a credit facility of $43,000. Borrowings under the credit facility bear interest at prime rate plus 1.3% per annum. As security for the credit facility, the Company has pledged its assets to a maximum of $49,500.

7.     Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities is approximately $22,500 (2005 - $31,600) payable to shareholders.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

8.     Loan Payable, Shareholder

The loan payable, shareholder is unsecured, bears interest at 6% per annum and is not repayable prior to January 1, 2008. An amount of $63,000 has been postponed in favor of the Business Development Bank of Canada (see note 9). Interest incurred during the year amounted to approximately $5,300 (2005 - $4,000) which is measured at the exchange amount.

9.     Long-Term Debt

	2006	2005

Loan from Business Development Bank of Canada, bearing interest at the lender's prime rate (8%) plus 1.5% per annum, maturing in 2011
and payable in annual instalments of $24,026	$106,687	$77,386

Current maturity	24,026	14,000
	$82,661	$63,386
Principal payments due in each of the next five years are as follows:

2007	$24,026
2008	24,026
2009	24,026
2010	24,026
2011	10,583

As security for the loan from Business Development Bank of Canada, the Company has pledged all of its assets. As additional security, two shareholders of the Company have provided a guarantee for an amount representing 25% of the current commitment, and the loan payable, shareholder has been postponed for an amount of $63,000.

The terms of the loan agreement require the Company to comply with certain financial covenants.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

10.   Commitment

The Company has entered into an agreement to lease premises up to August 2009. The future minimum lease payments over the next three years are approximately as follows:

2007	$ 13,000
2008	13,500
2009	9,200

11.    Capital Stock

	2006	2005

Authorized -
20,000,000 common shares of $0.00001 par value
Issued -
16,007,489 (2005 - 10,000) common shares	$ 925,748	$ 77

On March 9, 2006, the Company recalled and cancelled its 10,000 issued and outstanding common shares and issued in exchange 10,991,000 common shares.

On April 28, 2006 Intelgenx Corp. issued 3,191,489 common shares for cash consideration of $1,341,750. The transaction costs related to the share issuance amounted to $549,329.

On the same date, Intelgenx Corp. completed a share exchange transaction with IntelGenx Technologies Corp. in which it acquired prepaid investor relations services amounting to $133,250.

F – 14

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

12.   Additional Paid-In Capital

Warrants

During the year ended December 31, 2006, the Company issued 190,691 stock purchase warrants exercisable into common shares at $0.41 per share which expire on April 28, 2008 and November 13, 2008. The stock purchase warrants were issued in payment of financing fees. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes-Merton valuation model, of $37,699, using the following assumptions:

Expected volatility	85% and 88%
Expected life	2 years
Risk-free interest rate	3.91% and 4.78%
Dividend yield	Nil

As at December 31, 2006, no stock purchase warrants were exercised.

Stock Options

During the year ended December 31, 2006, for the first time, the Company granted 1,119,000 stock options to employees, directors and consultants to purchase common shares. The stock options are exercisable at $0.41 per share and have a maximum term of 5 to 10 years with vesting provisions ranging from immediate to vesting in equal increments over two years. A total of 1,600,749 common shares have been registered under the stock option plan. As at December 31, 2006, no stock options were exercised.

The stock options were accounted for at their fair value, as determined by the Black-Scholes-Merton valuation model, of $212,778, using the following assumptions:

Expected volatility	88%
Expected life	2.50 - 5.75 years
Risk-free interest rate	4.78%
Dividend yield	Nil
Weighted average fair value of options at grant date	$0.29

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

12.   Additional Paid-In Capital (Cont'd)

As a result of the grants, the Company recorded a compensation expense in the accounts as follows:

	Options Outstanding at December 31, 2006			Vested Options
		Weighted	Aggregate		Aggregate Intrinsic
		Average Remaining	Intrinsic
	Number	Contractual Life (Years)	Value	Number	Value

Directors	475,000	9.88	$146,958	225,000	$69,535
Non employee directors	225,000	4.75	50,000	225,000	50,000
Consultants	94,000	9.88	29,066	69,000	21,807
Employees	325,000	9.88	100,504	225,000	71,436
	1,119,000	8.84	$326,528	744,000	$212,778

Compensation expense related to services not yet rendered					(10,662)
Compensation Expense					202,116

As of December 31, 2006, total unrecognized compensation expense related to unvested stock options was $113,750. This amount is expected to be recognized as expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of these stock options to accelerate and would result in this amount being charged to stock-based compensation expense.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

13.   Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2006	2005
Statutory income taxes	$ (242,000)	$ (42,000)
Net operating losses for which no tax benefits have been recorded	76,000	33,000
Excess of amortization over capital cost allowance	11,000
Non-deductible expenses	98,000	4,955
Undeducted research and development expenses	105,000	6,000
Tax deductible portion of transaction costs	(34,000)	-
Investment tax credit	(14,000)	(12,000)
	$ -	$ (10,045)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:
	2006	2005
Property and equipment	$ (2,000)	$ (1,500)
Net operating losses carryforward (expiring 2015-2016)	109,000	33,000
Undeducted research and development expenses	105,000	6,000
Non-refundable tax credits carryforward	93,000	-
Transaction costs to be deducted in future years	136,000	-
	441,000	37,500
Valuation allowance	(441,000)	(37,500)
	$-	$ -

There were Canadian and provincial net operating losses of approximately $350,000 (2005 - $98,000) and $387,000 (2005 - $132,000) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

13.   Income Taxes (Cont'd)

As at December 31, 2006 the Company had non-refundable tax credits of $93,000 expiring in 2016 and undeducted research and development expenses of $340,000 (2005 - $18,000) with no expiration date.

Due to the reorganization of the corporation, there were $549,000 of transaction costs of which only $109,000 was deductible in the current year. The remaining transaction costs are deductible for income tax purposes in equal amounts over the next four years.

The deferred tax benefits of these items was not recognized in the accounts.

14.   Statement of Cash Flows Information

	2006	2005

Accounts receivable	$(132,948)	$12,301
Prepaid expenses	(6,721)	1,564
Investment tax credits receivable	26,258	(17,872)
Accounts payable and accrued liabilities	64,544	13,890
Income taxes payable	-	(19,524)
Changes in non-cash operating elements of working capital	$(48,867)	$(9,641)
Additional Cash Flow Information:
Interest paid	$35,000	$7,760
Income taxes paid	$-	$9,000

15.   Major Customers

One customer accounts for more than 60% of the Company's revenue. Outstanding accounts receivable from this customer are $24,500 as at December 31, 2006.

IntelGenx Technologies Corp.
(Formerly Big Flash Corporation)

Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. Funds)

16.   Related Party Transactions

During the year, the Company incurred expenses of approximately $17,850 (2005 - $17,500) for laboratory equipment leased from a shareholder. The agreement to lease the laboratory equipment expires in August 2007 and the future minimum lease payments are $11,500.

Included in research and development expenses are $52,000 for options granted to a shareholder in payment of services rendered.

Included in management salaries are $87,000 for options granted to shareholders and $50,000 for options granted to non employee directors in payment of services rendered.

The transaction costs include approximately $95,000 paid to a company controlled by an executive.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

17.   Comparative Figures

Certain reclassifications of 2005 amounts have been made to facilitate comparison with the current year.