Form 10QSB
period 2007-03-31
IntelGenx Technologies Corp.
filed 2007-05-16
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter March 31, 2007

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
(Issuer’s telephone number)

(Former Name, former Address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [     ]

The number of shares outstanding of the issuer’s common equity, as of the latest practicable date. (May 15, 2006) Class A 16,007,489

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [     ]         No [X]

Transitional Small Business Disclosure Format (Check one): Yes [     ]         No [X]

IntelGenx Technologies Corp.

Form 10-QSB

TABLE OF CONTENTS

PART I

Item 1.     Financial Statements

The accompanying unaudited balance sheets of IntelGenx Technologies Corporation at March 31, 2007 and at December 31, 2006, related unaudited statements of operations and comprehensive loss, and cash flows for the three months ended March 31, 2007 and 2006 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007 or any other subsequent period.

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2007
(Expressed in U.S. Funds)

Contents

Balance Sheet	3

Statement of Operations and Comprehensive Loss	4

Statement of Cash Flows	5

Notes	6 - 7

IntelGenx Technologies Corp.
Consolidated Balance Sheet
As At March 31, 2007
(Expressed in U.S. Funds)
(Unaudited)
	March 31,	December 31,
	2007	2006

Assets
Current
Cash and cash equivalents	$75,847	$227,578
Accounts receivable	163,200	135,223
Income taxes recoverable	9,468	9,380
Prepaid expenses	38,140	72,914
Investment tax credits receivable	65,943	43,880
	352,598	488,975
Property and Equipment	157,621	161,861
	$510,219	$650,836

Liabilities

Current
Accounts payable and accrued liabilities	107,438	129,994
Current maturities of long-term debt	24,251	24,026
	131,689	154,020
Long-Term Debt, Net of Current Maturities	77,371	82,661
Loan Payable, Shareholder	86,881	86,076

Shareholders’ Equity
Capital Stock	925,748	925,748
Additional Paid-In Capital	264,566	239,815
Accumulated Deficit	(957,707)	(817,865)
Accumulated Other Comprehensive Loss	(18,329)	(19,619)
	214,278	328,079
	$510,219	$650,836
See accompanying notes
Approved on Behalf of the Board

IntelGenx Technologies Corp.
Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

	Three-Month Period
	Ended March 31,
	2007	2006

Revenue	$87,455	$95,518

Expenses

Research and development	103,865	83,018
Research and development tax credits	(21,340)	(22,183)
Management salaries	24,601	14,569
General and administrative	32,478	16,201
Professional fees	63,860	5,947
Depreciation	9,278	8,452
Foreign exchange	788	5
Interest and financing fees	13,767	3,741
Loss Before Income Taxes	(139,842)	(14,232)
Income taxes	-	-
Net Loss	(139,842)	(14,232)
Other Comprehensive Gain
Foreign currency translation adjustment	1,290	266
Comprehensive Loss	$(138,552)	$(13,966)
Basic Weighted Average Number of Shares Outstanding	16,007,489	14,182,489
Basic and Diluted Loss Per Common Shares	$(0.01)	$-

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

	Three-Month Period
	Ended March 31,
	2007	2006

Funds Provided (Used) -

Operating Activities	$(139,842)	$(14,232)

Net loss
Depreciation	9,278	8,452
Investor relations services	31,739	-
Share-based compensation	24,395	-
	(74,430)	(5,780)
Changes in non-cash operating elements of working capital	(67,628)	(36,797)
	(142,058)	(42,577)

Financing Activities

Bank Indebtedness	-	12,119
Promissory note	-	25,685
Increase in long-term debt	-	29,294
Repayment of long-term debt	(5,975)	(4,328)
Loan payable, shareholder	-	(369)
	(5,975)	62,401

Investing Activity
Additions to property and equipment	(3,606)	(31,028)

Decrease in Cash and Cash Equivalents	(151,639)	(11,204)
Effect of Foreign Exchange on Cash Balance	(92)	266
Cash and Cash Equivalents
Beginning of Period	227,578	10,938
End of Period	$75,847	$-

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. Funds)
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of Intelgenx Technologies Corp. financial statements for the year ended December 31, 2006. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Intelgenx Technologies Corp. audited financial statements for the year ended December 31, 2006.

2.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $976,036 as at March 31, 2007 ($837,484 as at December 31, 2006). To date, these losses have been financed principally through common share issuance, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

3.     Capital Stock

Authorized -
20,000,000 common shares of $0.00001 par value
Issued -
16,007,489 common shares	$ 925,748

4.     Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

As of March 31, 2007, the federal and provincial income tax returns filed for the years 2003 to 2006 remain subject to examination by the taxation authorities.

5.     Related Party Transactions

During the three-month period ending March 31, 2007, the Company incurred expenses of approximately $4,320 (2006 - $4,384) for laboratory equipment leased from a shareholder and $1,300 (2006 - $1,278) for interest on the loan payable, shareholder.

Included in professional fees are approximately $8,500 (2006 - $Nil) paid to a non-employee director of the Company.

Included in interest and financing fees are approximately $9,400 (2006 - $Nil) for share-based compensation to an officer and director of the Company.

Included in accounts payable and accrued liabilities is approximately $33,000 (2006 - $22,500) payable to shareholders.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

INTELGENX TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements for the three months period ended March 31, 2007 and 2006 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company" we," "us," and "our" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. ("IntelGenx")

IntelGenx Corp. is reporting its financial results in U.S. dollar, therefore in this MD&A, unless otherwise noted, all dollar amounts are expressed in U.S. dollars.

Overview

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada, which focuses on the development of novel oral immediate-release and controlled-release products for the generic pharmaceutical market. Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and then license commercial rights for such products to pharmaceutical partners once the viability of a product has been demonstrated. We expect a partner company will, in some cases, fund development of the licensed products, complete the regulatory approval process with the U.S. Food and Drug Administration (FDA) or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

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

The Company has also undertaken a strategy under which it will work with pharmaceutical companies in order to develop new dosage forms in addition to already existing ones for pharmaceutical products for which patent protection is about to expire. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act, the FDA will grant a market exclusivity of up to three years for such a new dosage form. The Company anticipates significant returns from successfully obtaining market exclusivity in this manner.

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

The IntelGenx Acquisition

On April 28, 2006, the Company entered into a Share Exchange Agreement, whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of IntelGenx, (the "IntelGenx Acquisition"). Pursuant to the Share Exchange Agreement, and several separate related agreements, we issued, as consideration for the IntelGenx common stock, 14,507,489 shares of our common stock to various shareholders of IntelGenx along with 100,000 common stock purchase warrants to an IntelGenx shareholder. The warrants granted are exercisable at $0.41 per share of common stock, and expire on April 28, 2008. The total shares of common stock issued by the Company pertaining to the IntelGenx Acquisition constituted 90.6 % of the 16,007,489 shares of our common stock then outstanding. Following the completion of the IntelGenx Acquisition, IntelGenx continued its operations as subsidiary of the Company. As part of the IntelGenx Acquisition, we issued a controlling amount of shares to the former IntelGenx shareholders who effectively gained controlling interest in the Company. According to US GAAP regulations, IntelGenx is deemed to be the accounting acquirer of the Company and the discussion of operations below relates to the operations of IntelGenx.

Results of Operations — three months ended March 31, 2007 compared to the three months period ended March 31, 2006.

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Revenue	$87,455	$95,518	$(8,063)	(8.44)%
Research and Development Expenses	103,865	83,018	20,847	25%
Research and Development Tax Credit	(21,340)	(22,183)	(843)	(4)%
General and Administrative Expenses	130,217	45,169	85,048	188%
Interest and financing fees	13,767	3,741	10,026	268%
Net income (loss)	(139,842)	(14,232)	125,610	883%

Revenue

Our revenues from R&D services provided were $87,455 for the three months period ended March 31, 2007, compared to $95,518 for the same period in 2006. We anticipate our revenue from development contracts in place at the time of filing of this report to be approximately $1million for the year 2007. We also expect revenue from additional research and development service contracts for which we are presently in discussions with potential clients. If we are successful in signing on potential clients, we could receive some additional upfront fees and research and development fees during the current year.

Research and development

Costs related to research and development increased from $83,018 in the first quarter of 2006 to $103,865 for the same period in 2007, which reflects the increased expenses due to the commencement of new development projects and the continuation of projects started in 2005 and 2006. Included in these costs are R&D Salaries of $80,272, $4,684 of which are non-cash compensation. Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses during the current year due to a further increase of development projects. To the extent that those projects are covered by development agreements, a portion of those expenses will be offset by development fees received from development partners for development services provided.

General and Administrative

General administrative expenses increased by $84,222 from $36,717 for the three months period ended March 31, 2006 to $120,939 for the three months period ended March 31, 2007. Included in those expenses are management salaries and compensation of $24,601 (2006 – 14,569). Also included are $63,860 (2006 – 5,947) for professional fees, $42,082 (2006 –$0) of which are non cash compensation for investor relation contracts and approximately $8,500 were paid to a non-employee director for consulting fees. The additional increase in general and administrative expenses is attributed to the increase in corporate operations. Management expects general and administrative expenses from operation to increase according to an increase in operating activities in 2007.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expenses, warrants and share based payments totaled $ 56,134 for the three months period ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006.

We expensed $31,739 stock based payments in consideration of investor relation services rendered during the three months ended March 31, 2007. We also expensed $24,395 options that were granted in 2006 under the 2006 Stock Option Plan and vested during the first quarter of 2007. No options were issued in prior years. There remains approximately $96,025 in stock based compensation to be expensed in fiscal 2007 and 2008 related to the issuance of options during 2006. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock based compensation expense and may result in warrant amortization expense.

Interest Expenses

We incurred interest and financing fee expenses of $13,767 during the period ended March 31, 2007 compared to $3,741 for the same period in 2006. Included in those expenses are financing costs of $9,368 (included in $24,395 above) representing the value of 62,500 vested options issued as a non-cash financing fee payment to an officer of the company in connection with the IntelGenx Acquisition in April 2006. The options were granted under the 2006 Stock Option Plan. The remainder of $4,400 are interest expenses for the two loans. Management expects the interest expense to be slightly lower in the remainder of 2007 as we pay off the long term loan.

Net Loss

We recorded a net loss of $139,842 in the period ended March 31, 2007 compared to a net loss of $14,232 for the same period in 2006. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues later in 2007.

Prepaid Expenses

At March 31, 2007 we had prepaid expenses of $38,140 compared to $72,914 at the period ended December 31, 2006. The decrease is due to the amortization of 81,250 shares in consideration of investor relation services. This investor relation contract was acquired as a prepaid asset of $133,250 at the time of the IntelGenx Acquisition in April 2006. $99,938 of the total amount of the investor relations contract was expensed in the last two quarters of 2006 and the first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $75,847. We also had accounts receivable of $163,200, $95,459 of the amount is the expected sales tax refund, receivable in the early second quarter of 2007. We also had income taxes recoverable of $9,380 and estimated investment tax credits receivable from provincial and federal government of $65,943.

At March 31, 2007, we had accounts payable and accrued liabilities of $107,438. Of these liabilities, approximately $33,000 was payable to shareholders and approximately $25,000 was due for legal fees in connection with our regulatory filing obligations. The current portion of long term debt was $24,251 for the repayment of the loan made in the fourth quarter of 2005 and the first quarter of 2006 to finance laboratory equipment purchases.

At March 31, 2007, we had an operating line of credit in place with a maximum of $43,000 of which $0 was borrowed.

Management believes that the revenue generated by the development contracts in place at the time of filing this report will be sufficient to satisfy our cash requirements for the current year. . At March 31, 2007, we had total assets of $510,219 and shareholders’ equity of $214,278.

Subsequent Event

The Company is currently in negotiation to raise additional financing of between $1,500,000 and $4,000,000 through the issuance of a secured debenture. The Company plans to sign an agreement with respect to the debenture on May 18, 2007. In the event that the lender does not raise the minimum funds requested of $1,500,000, the Company will have the option to cancel the agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Annual Report. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:
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

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3.     Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

This Item is not applicable

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 16, 2007	By: /S/ Horst Zerbe -------------------------------
Horst Zerbe
President, C.E.O. and
Director

Date: May 16, 2007	By: /S/ Joel Cohen -------------------------------
Joel Cohen
Chief Financial
Officer and
Director