Form 10QSB
period 2007-06-30
IntelGenx Technologies Corp.
filed 2007-08-14
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter June 30, 2007

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

Yes [X]             No [     ]

The number of shares outstanding of the issuer’s common equity, as of the latest practicable date. (August 14, 2007) Class A 16,007,489

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [     ]         No [X]

Transitional Small Business Disclosure Format (Check one): Yes [     ]         No [X]

IntelGenx Technologies Corp.
Form 10-QSB

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

Contents

Balance Sheet	2
Statement of Shareholders' Equity	3 - 4
Statement of Operations and Comprehensive Loss	5
Statement of Cash Flows	6
Notes to Interim Financial Statements	7 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in U.S. Funds)
(Unaudited)
	June 30,	December 31,
	2007	2006
		(Audited)
Assets
Current
Cash and cash equivalents	$1,350,629	$227,578
Accounts receivable	161,559	135,223
Income taxes recoverable	10,261	9,380
Prepaid expenses	5,380	72,914
Investment tax credits receivable	101,969	43,880
	1,629,798	488,975
Deferred Charges (note 3)	92,908	-
Property and Equipment	173,396	161,861
	$1,896,102	$650,836
Liabilities
Current
Accounts payable and accrued liabilities	249,869	129,994
Current maturity of long-term debt	-	24,026
	249,869	154,020
Loan Payable, Shareholder	94,155	86,076
Long-Term Debt	-	82,661
Convertible Notes, less unamortized discount of $1,063,242 (note 4)	436,758	-
Shareholders' Equity
Capital Stock (note 5)	925,748	925,748
Additional Paid-in-Capital	1,201,491	239,815
Accumulated Deficit	(1,025,440)	(817,865)
Accumulated Other Comprehensive (Loss) Gain	13,521	(19,619)
	1,115,320	328,079
	$1,896,102	$650,836

See accompanying notes
Approved on Behalf of the Board:
Director
Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2007
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Gain	Deficit	Equity
Balance - December 31, 2006	16,007,489	$925,748	$ 239,815	$(19,619)	$(817,865)	$328,079
Foreign currency translation adjustment for the period	-	-	-	33,140	-	33,140
Warrants issued	-	-	633,652	-	-	633,652
Stock-based compensation	-	-	39,077	-	-	39,077
Beneficial conversion feature	-	-	540,395	-	-	540,395
Transaction costs	-	-	(251,448)	-	-	(251,448)
Net loss for the period	-	-	-	-	(207,575)	(207,575)
Balance - June 30, 2007	16,007,489	$925,748	$ 1,201,491	$13,521	$(1,025,440)	$1,115,320

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2006
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Gain	Deficit	Equity
Balance - December 31, 2005	10,000	$77	$-	$4,825	$(36,729)	$(31,827)
March 9, 2006 - recall and cancellation of issued shares	(10,000)	(77)	-	-	-	(77)
March 9, 2006 - issue of common shares	10,991,000	77	-	-	-	77
April 28, 2006 - issue of common shares	3,191,489	898,408	-	-	-	898,408
April 28, 2006 - recapitalization in connection with share exchange	1,825,000	133,250	-	-	-	133,250
Foreign currency translation adjustment for the period	-	-	-	301	-	301
Warrants issued	-	-	19,420	-	-	19,420
Net loss for the period	-	-	-	-	(127,577)	(127,577)
Balance - June 30, 2006	16,007,489	$1,031,735	$19,420	$5,126	$(164,306)	$891,975

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)
	For the three-month period		For the six-month period
	ended June 30		ended June 30
	2007	2006	2007	2006
Revenue	$ 335,923	$ 93,168	$ 423,378	$ 188,686
Expenses
Research and development	152,776	156,683	256,641	239,701
Research and development tax credits	(28,547)	(23,916)	(49,887)	(46,099)
Management salaries	42,390	15,585	66,991	30,154
General and administrative	30,391	23,378	62,869	39,579
Professional fees	153,943	697	217,803	6,644
Depreciation	8,474	9,113	17,752	17,565
Foreign exchange	(1,680)	837	(892)	842
Interest and financing fees	45,909	24,136	59,676	27,877
	403,656	206,513	630,953	316,263
Net Loss	(67,733)	(113,345)	(207,575)	(127,577)
Other Comprehensive Loss
Foreign currency translation adjustment	31,850	35	33,140	301
Comprehensive Loss	$ (35,883)	$(113,310)	$ (174,435)	$ (127,276)
Basic Weighted Average Number of Shares Outstanding	16,007,489	14,463,954	16,007,489	12,737,071
Basic and Diluted Loss Per Common Share (note 9)	-	(0.01)	(0.01)	(0.01)
See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)
	For the Three-month period		For the Six-month period
	ended June 30th		ended June 30th
	2007	2006	2007	2006
Funds Provided (Used) -
Operating Activities

Net loss	$(67,733)	$(113,345)	$(207,575)	$(127,577)
Depreciation	8,474	9,113	17,752	17,565
Financing fee paid in warrants	-	19,420	-	19,420
Investor relations services	32,782	-	64,521	-
Stock-based compensation	14,682	-	39,077	-
Interest accretion	17,548	-	17,548	-
	5,753	(84,812)	(68,677)	(90,592)
Changes in non-cash operating elements of working capital	109,156	(115,001)	41,528	(151,798)
	114,909	(199,813)	(27,149)	(242,390)
Financing Activities
Bank indebtedness	-	(12,119)	-	-
Long-term debt	-	-	-	29,294
Repayment of long term debt	(101,896)	(1,520)	(107,871)	(5,848)
Loan payable, shareholder	-	3,986	-	3,617
Issue of capital stock	-	1,341,750	-	1,341,750
Transaction costs	(229,323)	(443,342)	(229,323)	(443,342)
Promissory note	-	(25,685)	-	-
Convertible notes	1,500,000	-	1,500,000	-
	1,168,781	863,070	1,162,806	925,471
Investing Activities
Additions to property and equipment	(10,765)	(55,771)	(14,371)	(86,799)
Increase in Cash and Cash Equivalent	1,272,925	607,486	1,121,286	596,282
Effect of Foreign Exchange on Cash and Cash Equivalent	1,857	35	1,765	301
Cash and Cash Equivalents Beginning of Period	75,847	-	227,578	10,938
End of Period	$1,350,629	$607,521	$1,350,629	$607,521

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

1.

Basis of Presentation and Reorganization of the Corporation

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 4 of IntelGenx Technologies Corp. financial statements for the year ended December 31, 2006 and 2005 except for those discussed in note 3 below. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the IntelGenx Technologies Corp. audited financial statements for the years ended December 31, 2006 and 2005.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $1,025,440 (2006 - $817,865). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

Management has continued to develop a strategic plan to build a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. Management anticipates generating revenue through development contracts during the year. The Company has raised capital in the six month period ended June 30, 2007 and has commenced the process of raising additional capital. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.

Deferred Charges

Costs related to the issuance of debt have been deferred and are being amortized on a straight-line basis over the term of the related debt.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

4.

Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totalling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments will commence on July 1, 2007. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

The Company may, at its option, elect to pay the interest by the issuance of shares of common stock. The number of shares is to be determined by dividing the amount of the interest payment by the number which is 85% of the average market price of the Company's common shares for the 20 trading days immediately prior to the interest payment date assuming the average market price is equal or greater than $0.70 as adjusted for reverse and forward share split, recapitalizations and the like that occur after the date of the Securities Purchase Agreements.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $540,395 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF 00-27 "Application of Issue No.98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $540,395 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	75%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company have been pledged as security of the convertible notes. As at June 30, 2007, accrued interest amounting to $13,076 has been recorded and $17,548 of interest has been accreted.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

5.

Capital Stock
		June 30,	December 31,
		2007	2006
Authorized -
100,000,000	common shares of $0.00001 par value
20,000,000	preferred shares
Issued -
16,007,489 common shares		$925,748	$925,748

On April 10, 2007, the Board of Directors of the Corporation approved an amendment, subject to shareholder approval, to the Corporation's Certificate of Incorporation, as amended, to increase the number of authorized common shares from 20,000,000 to 100,000,000 and to authorize the creation of 20,000,000 shares of "blank check" preferred shares. On April 10, 2007, the majority stockholder of the Corporation approved the same resolution as the Board of Directors.

6.

Additional Paid-In Capital

On May 22, 2007, IntelGenx Technologies Corp. issued 214,286 stock purchase warrants exercisable into common shares at $0.70 per share which expire on May 22, 2011. As at June 30, 2006, no stock purchase warrants were exercised. The stock purchase warrants were issued as part of the transaction costs in connection with the convertible notes described in note 4. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $93,257, using the following assumptions:

Expected volatility	75%
Contractual life	4 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Along with the above warrants, the Company paid cash consideration of $229,323 for transaction costs. These costs were allocated between deferred charges and Additional Paid-in Capital based on the relative fair value of the convertible notes, the beneficial conversion feature and the warrants.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

7.

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

As of June 30, 2007, the federal and provincial income tax returns filed for the years 2003 to 2006 remain subject to examination by the taxation authorities.

8.

Related Party Transactions

During the six month period ending June 30, 2006, the Company incurred expenses of approximately $8,800 (2006 - $9,109) for laboratory equipment leased from a shareholder and $2,700 (2006 - $2,693) for interest on the loan payable shareholder.

Included in professional fees are approximately $17,400 (2006 - $Nil) paid to a non-employee director of the Company.

Included in interest and financing fees are approximately $19,000 (2006 - nil) for share-based compensation to a former officer and director of the Company.

Included in accounts payable and accrued liabilities is approximately $7,300 (2006 - $25,000) payable to shareholders.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

9.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements for the six months period ended June 30, 2007 and 2006 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company" we," "us," and "our" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. ("IntelGenx")

Overview

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

Results of Operations — six months ended June 30, 2007 compared to the six month period ended June 30, 2006.

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Revenue	$423,378	$188,686	$223,773	124.4%
Research and Development Expenses	256,641	239,701	16,942	7.1%
Research and Development Tax Credit	(49,887)	(46,099)	3,788	8.2%
General and Administrative Expenses	129,860	69,733	47,118	58.8%
Professional Fees	217,803	6,644	211,029	3178%
Interest and financing fees	59,676	27,877	32,471	114.0%
Net income (loss)	(207,575)	(127,577)	(79,998)	62.7%

Revenue

Our revenues from R&D services provided were $412,459 and $10,919 for interest for a total of $423,378 for the six months period ended June 30, 2007. This compares to $188,686 for the same period in 2006 with no additional interest revenue. We anticipate our revenue from development contracts in place at the time of filing of this report to be approximately $750,000 for the year 2007. We also expect revenue from additional research and development service contracts for which we are presently in discussions with potential clients. If we are successful in signing on potential clients, we would receive some additional upfront fees and research and development fees during the current year.

Research and development

Costs related to research and development increased to $256,641 from $239,701 in the first half of 2007 compared to 2006, which reflects the increased expenses due to the commencement of new development projects and the continuation of projects started in 2005 and 2006. Included in these costs are R&D Salaries of $166,873, $9,522 of which are non-cash compensation. Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses during the current year due to a further increase of development projects. To the extent that those projects are covered by development agreements, a portion of those expenses will be offset by development fees received from development partners for development services provided. For the six months ended June 30, 2007, we have recorded estimated Research and Development Tax Credits and refunds of $49,887 ($46,099 in 2006).

General and Administrative

General administrative expenses increased to $129,860 for the six months period ended June 30, 2007 ($69,733 in 2006). Included in those expenses are management salaries of $66,991 ($30,154 in 2006). The increase in general and administrative expenses is attributed to the increase in corporate operations. Management expects general and administrative expenses from operations to increase according to an increase in operating activities in 2007.

Professional Fees

Professional Fees increased to $217,803 from $6,644 for the same period in 2006, $64,521 of which are non-cash compensation for Investor Relations contracts ($0 in 2006). The increase reflects amounts paid to our legal counsel and auditors as well as additional fees relating to our filing requirements in the U.S. and Canada.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expenses, warrants and share based payments totaled $103,598 for the six months period ended June 30, 2007 as compared to $0 for the six months ended June 30, 2006.

We expensed $64,521 stock based payments in consideration of investor relation services rendered during the six months ended June 30, 2007. We also expensed $39,077 options that were granted to company employees in 2006 under the 2006 Stock Option Plan and vested during the first half of 2007. No options were issued in prior years. There remains approximately $81,000 in stock based compensation to be expensed in fiscal 2007 and 2008 related to the issuance of options during 2006. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock, based compensation expense and may result in warrant amortization expense.

Financing Cost

We incurred interest and financing fee expenses of $59,676 during the period ended June 30, 2007 compared to $27,877 for the same period in 2006. Included in those expenses are non cash financing fees of $19,044 (included in $29,877 above) which we recorded for the amortization of 62,500 options issued to an officer of the company in connection with the IntelGenx Acquisition in April 2006. The options were granted under the 2006 Stock Option Plan.

We accrued $13,000 of interest payable on convertible debentures which we issued on May 22, 2007. We expect to pay additional $60,000 in interest for those debentures until the end of 2007. The remainder of $10,085 interest expense relates to a long term debt which was paid off in May 2007 and interest paid on the shareholder loan.

Net Income

We recorded a loss of $207,575 in the period ended June 30, 2007 compared to a net loss of $127,577 for the same period in 2006. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues later in 2007.

Prepaid Expenses

At June 30, 2007 we had prepaid expenses of $5,380 compared to $136,569 at June 30, 2006. During the period we amortized 162,500 shares in consideration of investor relation services. This investor relation contract was acquired as a prepaid asset of $133,250 at the time of the IntelGenx Acquisition in April 2006. The investor relations contract is now fully amortized.

Liquidity and Capital Resources

The net cash used in operating activities was $27,149 for the six months ended June 30, 2007 compared to a use of funds of $242,390 for the same period in 2006. The net cash provided by financing activities was $863,070 for the six months ended June 30, 2007 compared to a source of funds of $925,471 for the same period in 2006. The net cash used in investing activities was $55,771 for the six months ended June 30, 2007 compared to a use of funds of $86,799 for the same period in 2006.

At June 30, 2007, we had cash and cash equivalents of $1,350,629 ($607,251 for 2006). We also had accounts receivable of $161,559, and $101,969 of investment tax credits receivable ($136,306 and $95,748 respectively for 2006).

At June 30, 2007, we had accounts payable and accrued liabilities of $236,795. Professional fees represent $133,642 of this amount with $77,153 relating to fees in connection with the Debenture Financing of May 22, 2007. Other accruals include the $13,000 of interest on the convertible debentures due July 1 and $7,300 due to a shareholder.

With the funds received as a result of the financing in May 2007, we are confident that we have sufficient cash available to satisfy our requirements for the current year. At June 30, 2007, we had total assets of $1,896,102 and shareholders’ equity of $ 1,115,320.

Convertible Debenture Financing

The Company completed on May 22, 2007, the sale of 8% Secured Convertible Debentures in an aggregate principal amount of $1,500,000 to certain institutional and accredited investors pursuant to a Securities Purchase Agreement. The debentures are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.70. The investors shall have five years from May 22, 2007 to exercise 2,142,857 warrants. The warrants are exercisable on a one to one basis and the exercise price is $1.02 per share. The Debentures mature twenty-eight months from the date of issuance and they are secured by a lien on substantially all of the assets of the Company. The Company received net proceeds of approximately $1.36 million.

In connection with the placement, the Company granted 214,857 warrants to the placement agent. The warrants are exercisable at $0.70 per share and expire May 22, 2011.

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

Item 4.

Submission of Matters to a Vote of Security Holders

On April 10, 2007, the Board of Directors of the Corporation approved an amendment, subject to shareholder approval, to the Corporation's Certificate of Incorporation, as amended, to increase the number of authorized common shares from 20,000,000 to 100,000,000 and to authorize the creation of 20,000,000 shares of "blank check" preferred shares. On April 10, 2007, the majority stockholder of the Corporation approved the same resolution as the Board of Directors.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 14, 2007	By: /S/	Horst Zerbe
Horst Zerbe
President, C.E.O. and
Director

Date: August 14, 2007	By: /S/	Gino Di Iorio
Gino Di Iorio
Chief Financial Officer