Form 10QSB
period 2007-09-30
IntelGenx Technologies Corp.
filed 2007-11-14
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter September 30, 2007

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

Yes [X]             No [     ]

The number of shares outstanding of the issuer’s common equity, as of the latest practicable date. (November 14, 2007) Class A 16,082,145

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [     ]         No [X]

Transitional Small Business Disclosure Format (Check one): Yes [     ]         No [X]

IntelGenx Technologies Corp.

IntelGenx Technologies Corp.
Form 10-QSB

TABLE OF CONTENTS

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

Contents
Balance Sheet	1 - 2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Interim Financial Statements	6 - 11

IntelGenx Technologies Corp.

Consolidated Balance Sheet
Expressed in U.S. Funds
(Unaudited)

	September 30,	December 31,
	2007	2006
		(As adjusted)
		(Note 3)

Assets
Current
Cash and cash equivalents	$910,062	$227,578
Accounts receivable	231,336	135,223
Income taxes recoverable	10,989	9,380
Prepaid expenses	23,506	72,914
Investment tax credits receivable	141,876	43,880
	1,317,769	488,975
Property and Equipment	186,293	161,861

	$1,504,062	$650,836

Approved on Behalf of the Board

	September 30,	December 31,
	2007	2006
		(As adjusted)
		(Note 3)

Liabilities
Current
Accounts payable and accrued liabilities	165,086	129,994
Current maturity of long-term debt	-	24,026
	165,086	154,020
Loan Payable, Shareholder	100,837	86,076
Long-Term Debt	-	82,661
Convertible Notes, less unamortized discount and deferred charges of
$1,181,841 (note 5)	265,900	-
Future Income Tax Liability	354,219	-

Shareholders' Equity
Capital Stock (note 6)	161	160
Additional Paid-in Capital (note 7)	2,097,890	1,165,403
Accumulated Deficit	(1,558,920)	(817,865)
Accumulated Other Comprehensive Income (Loss)	78,889	(19,619)
	618,020	328,079
	$1,504,062	$650,836

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2007
Expressed in U.S. Funds
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2006 (As adjusted, note 3)	16,007,489	$160	$1,165,403	$(19,619)	$(817,865)	$328,079
Foreign currency translation adjustment for the period	-	-	-	98,508	-	98,508
Debenture conversion	74,656	1	52,258	-	-	52,259
Warrants issued	-	-	633,652	-	-	633,652
Stock-based compensation	-	-	195,635	-	-	195,635
Beneficial conversion feature	-	-	540,395	-	-	540,395
Transaction costs	-	-	(135,234)	-	-	(135,234)
Future income tax liability	-	-	(354,219)	-	-	(354,219)
Net loss for the period	-	-	-	-	(741,055)	(741,055)
Balance - September 30, 2007	16,082,145	$161	$2,097,890	$78,889	$(1,558,920)	$618,020

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
Expressed in U.S. Funds
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30		Ended September 30

	2007	2006	2007	2006

Revenue	$178,735	$17,298	$602,113	$205,984

Expenses
Research and development	292,056	128,937	548,697	368,638
Research and development tax credits	(31,577)	(25,434)	(81,464)	(71,533)
Management salaries	150,692	80,100	217,683	110,254
General and administrative	52,161	21,656	115,030	61,235
Professional fees	75,678	47,492	293,481	54,136
Depreciation	12,659	9,339	30,411	26,904
Foreign exchange	407	55	(485)	897
Interest and financing fees	160,139	4,427	219,815	32,304
	712,215	266,572	1,343,168	582,835
Net Loss	(533,480)	(249,274)	(741,055)	(376,851)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	65,368	(358)	98,508	(57)
Comprehensive Loss	$(468,112)	$(248,916)	$(642,547)	$(376,794)
Basic Weighted Average Number of Shares
Outstanding	16,032,375	16,007,489	16,015,784	13,777,938
Basic and Diluted Loss Per Common Share (note 10)	$(0.03)	$(0.02)	$(0.05)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
Expressed in U.S. Funds
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30		Ended September 30

	2007	2006	2007	2006
Funds Provided (Used) -
Operating Activities
Net loss	$(533,480)	$(249,274)	$(741,055)	$(376,851)
Depreciation	12,659	9,339	30,411	26,904
Financing fee paid in warrants	-	-	-	19,420
Investor relations services	2,793	33,312	67,314	33,312
Stock-based compensation	156,558	50,000	195,635	50,000
Interest accretion and amortization of debenture costs	78,746	-	95,664	-
	(282,724)	(156,623)	(352,031)	(247,215)
Changes in non-cash operating elements of working
capital	(188,417)	111,844	(146,889)	(39,954)
	(471,141)	(44,779)	(498,920)	(287,169)
Financing Activities
Long-term debt	-	24,460	-	53,754
Repayment of long-term debt	-	(10,876)	(107,871	(16,724)
Loan payable, shareholder	-	(3,617)	-	-
Issue of capital stock	-	-	-	1,341,750
Transaction costs	-	(105,987)	(229,323	(549,329)
Convertible notes	-	-	1,500,000	-
	-	(96,020)	1,162,806	829,451

Investing Activities
Additions to property and equipment	(13,045)	644	(27,416)	(86,155)
Increase (Decrease) in Cash and Cash Equivalents	(484,186)	(140,155)	636,470	456,127
Effect of Foreign Exchange on Cash and Cash Equivalent	43,619	1,460	46,014	1,761
Cash and Cash Equivalents
Beginning of Period	1,350,629	607,521	227,578	10,938
End of Period	$910,062	$468,826	$910,062	$468,826

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 4 of IntelGenx Technologies Corp. financial statements for the year ended December 31, 2006 and 2005 except for those discussed in notes 3 and 4 below. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the IntelGenx Technologies Corp. audited financial statements for the years ended December 31, 2006 and 2005.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $1,558,920 (2006 - $817,865). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

Management has continued to develop a strategic plan to build a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. Management anticipates generating revenue through development contracts during the year. The Company has raised additional cash through the issuance of convertible debt in the nine month period ended September 30, 2007. Management is planning on raising additional fund in the future. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

3. Adjustment to Issued Financial Statements

Balance sheet as at December 31, 2006

The balance sheet as at December 31, 2006 has been adjusted, in this filing, to reflect the correction of an error in the previously issued financial statements. Capital stock was not disclosed at its par value with the excess of the proceeds in additional paid-in capital. As a result, capital stock is reduced by $977,846 and additional paid-in capital is increased by the same amount. This error is not material to prior years audited statements since it is a reclassification within the stockholders equity section and has no impact on earnings or cash flows from operating or financing activities. The application of SAB 108 will allow a restatement of prior years financial statements when this year’s 10-ksb is filed.

Balance sheet as at June 30, 2007

Following the release of the second quarter, errors in the interpretation of accounting standards relating to additional paid-in capital and convertible debt were identified. Transactions costs on the convertible notes were allocated between the convertible instrument, the detachable warrants and the beneficial conversion feature based on their relative fair value basis. As per EITF Issue 00-27, no transaction costs should be allocated to the non-detachable instruments such as the beneficial conversion features. The transaction costs recorded in additional paid-in capital are reduced by $116,314 and those allocated to the convertible notes are increased by $116,314. The future income tax liability relating to the temporary difference arising from the convertible notes with a beneficial conversion feature was not recorded as required under EITF Issue 05-8. As a result, a future tax liability of $354,219 is set up and the additional paid-in capital is reduced by the same amount. The previously issued financial statements net earnings were not materially misstated as a result of the above errors. The only impact on the net earnings of the Consolidated Interim Financial Statements June 30, 2006 relate to the reclassification of transaction costs as discussed above and lead to an overstatement of interest accretion of $4,545. Earnings for the three months ended September 30, 2007 have been presented taking account of this correction and earnings for the nine months ended September 30, 2007 are not affected. The remaining balance sheet reclassifications of the transaction costs and the future tax liabilities have no impact on earnings, earnings per share or cash flows from operations and therefore were considered immaterial in the prior quarter.

4. Deferred Charges

Costs related to the issuance of the convertible notes have been offset against the convertible notes and are being amortized using the effective interest method over the term of the notes.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

5. Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totalling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments commence on July 1, 2007. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

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

In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $540,395 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF Issue 00-27 "Application of Issue No.98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $540,395 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	75%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company have been pledged as security of the convertible notes. As at September 30, 2007, $43,000 of interest has been paid, and $95,664 of interest has been accreted. In the months of August and September, 2007, $52,259 of convertible notes were exchanged for 74,656 shares of common stock.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

6. Capital Stock

	September 30,	December 31,
	2007	2006
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares
Issued -
16,082,145 (2006 - 16,007,489) common shares	$161	$160

On April 10, 2007, the Board of Directors of the Corporation approved an amendment, subject to shareholder approval, to the Corporation's Certificate of Incorporation, to increase the number of authorized common shares from 20,000,000 to 100,000,000 and to authorize the creation of 20,000,000 shares of "blank check" preferred shares. On April 10, 2007, the majority stockholder of the Corporation approved the same resolution as the Board of Directors. In the third quarter, 74,656 shares of common shares were issued as a result of the conversion of $52,259 of convertible notes.

7. Additional Paid-In Capital

Stock Options

On August 9, 2007, the Company granted 257,500 stock options to employees and directors to purchase common shares. The stock options are exercisable at $1.15 per share and have a term of 10 years with vesting provisions ranging from immediate to vesting in equal increments over two years.

As at September 30, 2007, no stock options were exercised.

The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $178,577, using the following assumptions:

Expected volatility	71%
Expected life	5.00 - 5.75 years
Risk-free interest rate	4.58%
Dividend yield	Nil
Weighted average fair value of options at grant date	$0.71

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

7. Additional Paid-In Capital (Cont'd)

As a result of the grant, the Company recorded a compensation expense of $85,221 in the nine-month period ended September 30, 2007. The Company also amortized $110,414 in stock options granted in 2006 under the stock option plan. The Company has $97,000 of stock option expense to be recorded in future periods.

Warrants

On May 22, 2007, IntelGenx Technologies Corp. issued 214,286 stock purchase warrants exercisable into common shares at $0.70 per share which expire on May 22, 2011. As at September 30, 2007, no stock purchase warrants were exercised. The Stock purchase warrants were issued as part of the transaction costs in connection with the convertible notes described in note 5. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $93,257, using the assumptions below:

Expected volatility	75%
Expected life	4 years
Risk-free interest rate	4.39%
Dividend yield	Nil

8. Income Taxes

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

As of September 30, 2007, the federal and provincial income tax returns filed for the years 2003 to 2006 remain subject to examination by the taxation authorities.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2007
Expressed in U.S. Funds
(Unaudited)

9. Related Party Transactions

During the nine month period ending September 30, 2007, the Company incurred expenses of approximately $13,744 (2006 - $13,602) for laboratory equipment leased from a shareholder and $4,157 (2006 - $4,305) for interest on the loan payable shareholder.

Included in professional fees are approximately $18,104 (2006 - $Nil) paid to a non-employee director of the Company.

In the first three quarters of 2007, the Company amortized interest and financing fees of approximately $79,477 (2006 - $Nil) for share-based compensation to a former officer and director of the Company in connection with the private placement closed on April 28, 2006.

Included in accounts payable and accrued liabilities is approximately $7,800 (2006 - $26,000) payable to shareholders.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

10. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements for the nine months period ended September 30, 2007 and 2006 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. ("IntelGenx")

Overview

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

The Company does not currently plan to acquire a manufacturing facility. The Company currently purchases and/or leases, on an as-needed basis, the equipment necessary for performing research and development activities related to its products.

The Company will hire new personnel, primarily in the area of research and development, on an as-needed basis as the Company enters into partnership agreements and increases its research and development activities.

The IntelGenx Acquisition

On April 28, 2006, the Company entered into a Share Exchange Agreement, whereby the Company, (through its wholly-owned subsidiary 6544361 Canada, Inc., a Canadian company) acquired 100% of the issued and outstanding common stock and warrants of IntelGenx, (the "IntelGenx Acquisition"). Pursuant to the Share Exchange Agreement, and several separate related agreements, we issued, as consideration for the IntelGenx common stock, 14,507,489 shares of our common stock to various shareholders of IntelGenx along with 100,000 common stock purchase warrants to an IntelGenx shareholder. The warrants granted are exercisable at $0.41 per share of common stock, and expire on April 28, 2008. The total shares of common stock issued by the Company pertaining to the IntelGenx Acquisition constituted 90.6 % of the 16,007,489 shares of our common stock then outstanding. Following the completion of the IntelGenx Acquisition, IntelGenx continued its operations as a subsidiary of the Company.

As part of the IntelGenx Acquisition, we issued a controlling amount of shares to the former IntelGenx shareholders who effectively gained controlling interest in the Company. According to US GAAP regulations, IntelGenx is deemed to be the accounting acquirer of the Company and the discussion of operations below relates to the operations of IntelGenx.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars while its reporting currency is U.S. dollars and, as such, the

Company’s results of operations and balance sheet position have been affected by recent important currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever significant.

Results of Operations — nine months ended September 30, 2007 compared to the nine month period ended September 30, 2006.

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Revenue
	$602,113	$205,984	$396,129	192%

Research and Development Expenses	548,697	368,638	180,059	49%

Research and Development Tax Credit	(81,464)	(71,533)	(9,931)	14%

Management salaries	217,683	110,254	107,429	97%

General and Administrative Expenses	115,030	61,235	53,795	88%

Professional Fees	293,481	54,136	239,345	442%

Interest and financing fees	219,815	32,304	187,511	580%

Net income (loss)	(741,055)	(376,851)	(364,204)	97%

Revenue

Our revenues from R&D services provided were $580,091 and $22,022 for interest for a total of $602,113 for the nine month period ended September 30, 2007. This compares to $205,984 for the same period in 2006 with no comparative interest revenue. We anticipate our revenue from development contracts in place at the time of filing of this report to be approximately $750,000 for the year 2007. We also expect revenue from additional research and development service contracts for which we are presently in discussions with potential clients. If we are successful in signing on potential clients, we would receive some additional upfront fees and research and development fees during the current year.

Research and development

Costs related to research and development increased to $548,697 for the nine months ended September 30th compared to $368,638 in 2006, which reflects the increased expenses due to the commencement of new development projects and the continuation of projects started in 2005 and 2006. Included in these costs are R&D Salaries of $223,616 in 2007, $14,900 of which are non-cash compensation. Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses during the current year due to a further increase of development projects. For the nine months ended September 30, 2007, we have recorded estimated Research and Development Tax Credits and refunds of $81,464 ($71,533 in 2006).

Management Salaries and General and Administrative

Management salaries increased to $217,683 for the nine month period ended September 30, 2007 ($110,254 in 2006) while general and administrative expenses increased to $115,003 ($61,235 in 2006). Included in management salaries are $85,220 in non cash compensation. The remaining cash increase in management salaries is attributable to the addition of the full time Chief Financial Officer and Vice-President Business Development. The increase in G&A expenses is attributed to the increase in corporate operations. Management expects general and administrative expenses from operations to increase according to an increase in operating activities.

Professional Fees

Professional fees increased to $293,481 from $54,136 for the same period in 2006, $67,314 of which is non-cash compensation for Investor Relations contracts ($33,312 in 2006). The increase reflects amounts paid to our legal counsel and auditors relating to our filing requirements in the U.S. and Canada.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expenses, warrants and share based payments totaled $195,635 for the nine month period ended September 30, 2007 as compared to $50,000 for the nine months ended September 30, 2006.

We expensed $67,314 in stock based payments in consideration of investor relation services rendered during the nine months ended September 30, 2007. We also expensed $84,741 in stock options granted to non-employee directors on August 9, 2007 ($50,000 in 2006) and $23,733 for options granted to company employees in 2006 and 2007 under the 2006 Stock Option Plan. In addition, $10,570 was expensed for options granted for investor relation services. There remains approximately $97,000 in stock based compensation to be expensed in fiscal 2007, 2008 and 2009 related to the issuance of options during 2006 and 2007. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense and may result in warrant amortization expense.

Financing Cost

We incurred interest and financing fee expenses of $219,815 during the period ended September 30, 2007 compared to $32,304 for the same period in 2006. Included in those expenses are non cash financing fees of $76,591 (included in $195,635 above) which we recorded for the amortization of 250,000 options issued to an officer of the company in connection with the IntelGenx Acquisition in April 2006. The options were granted under the 2006 Stock Option Plan.

Also included in the financing fee is interest on the convertible notes of approximately $43,000. The remainder of $10,085 interest expense relates to a long term debt which was paid off in May 2007 and interest paid on the shareholder loan. We expect to pay additional $30,000 in interest on the convertible notes until the end of 2007.

Net Loss

We recorded a loss of $741,055 in the period ended September 30, 2007 compared to a net loss of $376,851 for the same period in 2006. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues.

Key items from the Balance Sheet — September 30, 2007 compared to December 31, 2006.

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Current Assets	$1,317,769	$488,975	$828,794	169%
Property and Equipment	186,293	161,861	24,432	15%
Current Liabilities	165,086	154,020	11,066	7%
Loan Payable, Shareholder	100,837	86,076	14,761	17%
Long-term debt	-	82,661	(82,661)	100%
Convertible notes	265,900	-	265,900	N/A
Future Income Tax Liability	354,219	-	354,219	N/A
Capital Stock	161	160	1	1%
Additional Paid-in-Capital	2,097,890	1,165,403	932,487	80%

Current Assets

At September 30, 2007 we had current assets of $1,317,769 compared to $488,975 at December 31, 2006. The net increase of $828,794 is made up of increases in cash, accounts receivable, and income taxes and investment tax credits receivable of $682,484, $96,113, and $99,605 respectively and a decrease in prepaid expenses of $49,408.

Prepaid Expenses

At September 30, 2007 we had prepaid expenses of $23,506 compared to $72,914 at December 31, 2006. During the period we amortized 162,500 shares for investor relation services. This investor relation contract was acquired as a prepaid asset of $133,250 at the time of the IntelGenx Acquisition in April 2006. The investor relations contract is now fully amortized.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $910,062 ($227,578 at December 31, 2006). We also had accounts receivable of $231,336, and $141,876 of investment tax credits receivable ($135,223 and $43,880 respectively at December 31, 2006).

At September 30, 2007, we had accounts payable and accrued liabilities of $165,086. Professional fees represent $74,067 of this amount while other accruals include $7,782 due to a shareholder.

With the funds received as a result of the financing in May 2007, we are confident that we have sufficient cash available to satisfy our requirements. At September 30, 2007, we had total assets of $1,504,062 and shareholders’ equity of $618,020. (At December 31, 2006, $650,836 and $328,079 respectively)

Current Liabilities

At September 30, 2007 we had current liabilities of $165,086 compared to $154,020 at December 31, 2006. The net change of $11,066 is made up of an increase of $23,092 for accounts payable, approximately $12,000 in currency exchange rate fluctuations on accounts payable, and a decrease in the current maturity of long-term debt of $24,026. The long-term debt was reimbursed as a result of the Convertible Note Financing of May 22, 2007.

Property and Equipment

At September 30, 2007 we had property and equipment of $186,293 compared to $161,861 at December 31, 2006. The increase is made up of additions of $14,924, $6,227, and $9,295 for laboratory, office, and computer equipment respectively, with $30,411 for depreciation as well as a currency exchange rate fluctuation of $24,397.

Loan Payable, Shareholder

At September 30, 2007 the loan payable, shareholder was $100,837 compared to $86,076 at December 31, 2006. The difference of $14,761 reflects the currency exchange rate fluctuation.

Long term debt

At September 30, 2007 there was no long term debt as compared to $82,661 at December 31, 2006. The long term debt was repaid subsequent to the issuance of the convertible note financing during the second Quarter of 2007.

Convertible Notes Financing

The Company completed on May 22, 2007, the sale of 8% Secured Convertible Notes in an aggregate principal amount of $1,500,000 to certain institutional and accredited investors pursuant to a Securities Purchase Agreement. The Notes are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.70. The investors shall have five years from May 22, 2007 to exercise 2,142,857 warrants. The warrants are exercisable on a one to one basis and the exercise price is $1.02 per share. The Notes mature twenty-eight months from the date of issuance and they are secured by a lien on substantially all of the assets of the Company. The Company received net proceeds of approximately $1.36 million.

In connection with the placement, the Company granted 214,857 warrants to the placement agent. The warrants are exercisable at $0.70 per share and expire May 22, 2011.

At September 30, 2007 we had convertible notes of $265,900 with no comparison at December 31, 2006. This represents $1,500,000 in convertible note financing less unamortized discount and deferred charges of $1,234,100. Notes in the amount of $52,259 were converted into 74,656 shares of common stock during the third quarter.

Future Income Tax Liability

At September 30, 2007 we had a Future Income Tax Liability of $354,219 with no comparable amount at December 31, 2006. This amount represents the tax liability relating to the temporary difference arising from the beneficial conversion feature attached to the convertible notes.

Capital Stock

At September 30, 2007 we had capital stock of $161 compared to $160 at December 31, 2006. A conversion of $52,259 of convertible notes representing 74,656 shares of common stock occurred during the third quarter. Capital stock was disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

At September 30, 2007 we had additional paid-in capital of $2,097,890 compared to $1,165,403 at December 31, 2006. The change is made up of increases of $52,258 for debenture conversion, $633,652 and $195,635 for the warrants and stock based compensation, and $540,395 for the beneficial conversion feature associated with the convertible note financing, Also included are decreases of $135,234 and $354,219 for the transaction costs and future income tax liability associated with the convertible note financing.

Key items from the Statement of Cash Flows — nine months ended September 30, 2007 compared to the nine month period ended September 30, 2006.

			Increase/	Percentage

	2007	2006	(Decrease)	Change
Operating Activities
	$(498,920)	$(287,169)	$(211,751)	74%
Financing Activities	1,162,806	829,451	333,355	40%
Investing Activities
	(27,416)	(86,155)	58,739	(68%)
Increase in cash and cash
equivalent	636,470	456,127	180,343	39%
Cash and cash equivalent - end of
period	910,062	468,826	441,236	94%

Statement of cash flows

The net cash used in operating activities was $498,920 for the nine months ended September 30, 2007 compared to a use of funds of $287,169 for the same period in 2006. In 2007, the uses of cash include an operating loss of $741,055 and a decrease in non-cash operating elements of working capital of $146,889. The sources of cash include adding back non-cash items of $30,411 for depreciation, $67,314 for investor relation services, $195,635 for share based compensation, and $95,664 for interest and expense accretion related to the convertible notes.

The net cash provided by financing activities was $1,162,806 for the nine months ended September 30, 2007 compared to a source of funds of $829,451 for the same period in 2006. Of the net cash provided by financing activities in 2007, $1,500,000 came from Debenture Financing, while funds were used to repay $229,323 of related transaction costs and $107,871 of the long-term debt.

The net cash used in investing activities was $27,416 for the nine months ended September 30, 2007 compared to a use of funds of $86,155 for the same period in 2006. The net cash of $27,416 was used to purchase capital assets in 2007.

The overall change in cash and cash equivalents was an increase of $636,470 versus an increase $456,127 in 2006. The balance of cash at the end of the period was $910,062 as compared to $468,826 in 2006. The overall increase was mainly due to the issuance of convertible notes.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting on August 9, 2007 each of our Directors was re-elected by the Shareholders of the Corporation. The Shareholders also appointed RSM Richter as the Auditors of the Company for 2007.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 14, 2007	By: /S/ Horst Zerbe

Horst Zerbe
President, C.E.O. and
Director

Date: November 14, 2007	By: /S/ Gino Di Iorio

Gino Di Iorio
Chief Financial Officer