Form 10KSB
period 2007-12-31
IntelGenx Technologies Corp.
filed 2008-03-31
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($0.00001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No □

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes □    No ☒

The issuer’s revenues for the most recent fiscal year were $862,731.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $4,051,959 based on the average closing bid and ask price of $0.80 for the common stock on March 24, 2008.

16,162,331 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of March 24, 2008.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

IntelGenx Technologies Corp.

FORM 10-KSB

For the Year Ended December 31, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2007 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the " Exchange Act"). All statements, other than statements of historical fact, contained in this Annual Report constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "anticipate," "predict," "project," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements.

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Annual Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading "Risk Factors" beginning on page 10, as well as the following:

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

  Our exposure to potential product liability claims resulting from the use of our products;

  General economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

  Our exposure to unanticipated and uncontrollable business interruptions;

  Pricing and product actions taken by our competitors;

  Financial conditions of our customers;

  Customers’ perception of our financial condition relative to that of our competitors;

  Changes in United States, Canadian or foreign tax laws or regulations;

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

  Our ability to project the market for our products based upon estimates and assumptions; and

  Our ability to obtain regulatory approvals needed to market our products.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this annual report on Form 10-KSB, the "Company," "IntelGenx" "we," "us," and "our," refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary ("IntelGenx").

Corporate History

The Company, formerly known as Big Flash Corp., was incorporated in Delaware on July 27, 1999. On April 28, 2006, the Company, directly and indirectly through its Canadian holding corporation, completed the acquisition of 100% of the issued and outstanding shares and warrants of IntelGenx Corp., a Canadian company incorporated on June 15, 2003. The Company did not have any operations prior to the acquisition of IntelGenx. In connection with the acquisition, we changed our name from Big Flash Corp. to IntelGenx Technologies Corp. IntelGenx Corp. has continued operations as our operating subsidiary.

Our principal office is located at 6425 Abrams, Ville St-Laurent, Montreal, Quebec, H4S 1X9. Our website is located at www.IntelGenx.com. The contents of our website are not incorporated into this filing.

Inter-corporate Relationships

Overview

We are a drug delivery company focusing on the development of novel, orally administered drug delivery systems based on our proprietary oral drug delivery technologies. We have positioned ourselves as a provider of product development services for the pharmaceutical industry, including the branded and generic pharmaceutical markets.

Drug delivery systems are an important tool in the hands of physicians for purposes of optimizing drug therapy. For the pharmaceutical industry, drug delivery systems represent an opportunity to extend the market exclusivity and product lifecycle of drugs whose patent protection is ending.

According to a report by CMR International, products incorporating drug delivery systems represented 13% of the US $337 billion global pharmaceutical market. In the United States, sales of drug delivery products totaled $35 billion in 2006. Of this amount, the orally administered segment of the drug delivery market totaled $21 billion in sales. Controlled release (CR) dosage technologies play an important role in the development of orally administered drug delivery systems. Control release technology provides patients with the required amount of medication over a pre-determined, prolonged period of time, preferably over 24 hours. Because of the reduced fluctuation of the active drug in the blood, controlled release products are deemed safer and more tolerable than conventional dosage forms, and have shown better patient compliance.

Our primary business strategy is to develop pharmaceutical products based upon our proprietary drug delivery technologies and license the commercial rights to companies in the pharmaceutical industry once the viability of a product has been demonstrated. In exchange for licensing rights to our products, we seek funding consisting of advance down payments, milestone fees, reimbursement for development costs, and royalties on sales. The companies we partner with are responsible for managing the regulatory approval process of the product with the U.S. Food & Drug Administration ("FDA") and/or other regulatory bodies, as well as for the marketing and distribution of the products.

In addition to pursuing partnering arrangements that provide for the full funding of a drug development project, we are planning to undertake development of selected product opportunities until the marketing and distribution stage. We would first assess the potential and associated costs for successful development of a product, and then determine at which stage it would be most prudent to seek a partner, balancing costs against the potential for higher returns later in the development process.

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) a Tri-Layer Tablet technology (2) a Quick Release wafer technology, and (3) a Mucoadhesive Tablet technology. Our Tri-layer platform technology allows for the development of oral controlled release products. It is versatile and is aimed at significantly reducing manufacturing costs as compared to competing delivery technologies. The Quick Release Wafer technology allows for the instant delivery of pharmaceuticals to the oral cavity. The Mucoadhesive Tablet allows for the controlled release of active substances to the oral mucosa.

The Tri-Layer platform technology represents a new generation of controlled release layered tablets to modulate the release of active compounds. The technology is based on a tri-layer tablet with an active core layer and erodible cover layers. The release of the active drug from the core matrix initially occurs in a first-order fashion. As the erodible layers start to disintegrate, the permeation of the active ingredient through the cover layers increases. Thus, the Tri-Layer tablet can produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period of time. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multi-layer technology offers the opportunity to develop combination products in a regulatory-compliant format. Combination products are made up of two or more active ingredients that are combined into a single dosage form.

The Quick Release Wafer is made up of a thin (25-35 micron) polymeric film comprised of USP components that are safe and approved by the Food and Drug Administration (FDA) for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the Instant Delivery Film has distinct advantages over existing fast dissolving oral tablets, thereby making it an attractive choice for indications requiring rapid onset of action like migraine, motion sickness and nausea.

The Mucoadhesive Tablet is an innovative drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a desired rate. The Mucoadhesive Tablet exhibits many advantages: i) it avoids the first pass effect (whereby the liver metabolizes the active and greatly reduces the level of drug in the systemic circulation), ii) it leads to a higher absorption rate as compared to the conventional oral route and iii) it achieves a rapid onset of action for the drug. The Mucoadhesive Tablet technology is a versatile one where the site of application, residence time and rate of release of the drug can be modulated to achieve the desired results.

Product Portfolio

We have assembled a product portfolio that includes a blend of generic products that management believes have the potential to generate short-term revenues by presenting branding opportunities that are based on our proprietary delivery technology.

INT0001/2004. This is the most advanced generic product involving our trilayer technology. Equivalency with the reference product Toprol XL and its European equivalent Beloc-ZOK has been demonstrated in-vitro. The product has been tested in phase I studies.

INT0003/2005. We have entered into a partnership with Cary Pharmaceuticals for the development of a once-daily tablet product containing an antidepressant and a nicotine antagonist. The product is intended for smoking cessation.

INT0004/2006. The formulation development for an antidepressant has been completed and clinical (phase I) development has commenced.

INT0005/2005. We are developing a bilayer tablet containing a fixed-dose combination of a non-steroidal anti-inflammatory drug and a synthetic prostaglandin. Formulation development is completed and a pilot bio batch has been manufactured.

INT0006/2005. We have entered into a development agreement with Azur Pharma for the development and manufacture of a prenatal vitamin supplement. The product was developed using our proprietary technology. We expect to commercialize the product in mid 2008.

INT0010/2006. We have entered into an agreement with Cannasat Therapeutics Inc. for the development of a sublingual tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy.

INT0011/2007 Under a development agreement with Cannasat Therapeutics Inc., we are developing a controlled-release tablet containing Cannabidiol for the treatment of schizophrenia.

INT0007/2006. A wafer product based on our proprietary edible film technology is in early development stage. The product is intended for the treatment of erectile dysfunction (ED).

INT0008/2007. A wafer product based on our proprietary edible film technology is in early development stage. The product is intended for the treatment of migraine.

The current development status of each of our products is summarized in the following table:

Product	Application	Status of Development

INT0001/2004	CHF, Hypertension	Pivotal batches in preparation
INT0003/2005	Smoking cessation	Pilot biostudy completed
INT0004/2006	Antidepressant	Pivotal batches completed
INT0010/2006	neuropathic pain	Pilot biostudy completed
INT0006/2005	Prenatal vitamin	Manufacturing scale-up
supplement
INT0005/2005	Osteoarthritis	Pilot batch completed.
INT0007/2006	ED	Formulation development
ongoing
INT0008/2007	Migraine	Formulation development
ongoing
INT0011/2007	Schizophrenia	Formulation development
ongoing

Our Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing "blockbuster" products, (2) developing generic drugs with high barriers to entry, (3) developing products for the (non-pharmaceutical) nutritional supplement market, and (4) new drug delivery technologies.

Lifecycle Management Opportunities

To achieve our goal of creating attractive business opportunities, we have undertaken a strategy under which we will position our delivery technologies as an opportunity for lifecycle management of products for which the patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act. The first formulation for a respective active ingredient which is filed with the FDA under a 505(b)(2) application may qualify for three years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe these "505(b)(2) products" represent the most attractive opportunity for us to date.

Generic Drugs with High Barriers to Entry

We will also plan to pursue the development generic drugs that have certain barriers to entry, e.g., where product development and manufacturing are complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects if there is a strong chance the number of competitors will be small. An example of such a product is our pro INT0005/2005, a fixed-dose combination medication requiring complex formulation and manufacturing technology. Our goal is that this will be the first such product to file for FDA approval.

Nutritional Supplement Products

We plan to develop additional products for the nutritional supplement market based upon our proprietary drug delivery technologies. The market for these supplements is large, with little differentiation between products. Our proprietary technology is aimed at increasing the absorption rate of active ingredients. We believe that supplements represent attractive short term revenue opportunities since they are not as regulated as pharmaceutical products and do not require FDA approval.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our Quick Release Wafer and our mucosal adhesive tablet are examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies that may open up new market sectors for us in the future.

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Biovail Corporation, Labopharm Inc., and Flamel Technologies S.A., have longer operating histories and greater financial, technical, marketing, legal and other resources than us. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets we compete in.

The key factors affecting the success of our drug delivery products are likely to include, among other factors:

  The safety and efficacy of our products;

  The relative speed with which we can develop products;

  generic competition for any product that we develop;

  our ability to defend our existing intellectual property and to broaden our IP and technology base;

  Our ability to differentiate our products;

  Our ability to manufacture our products in compliance with cGMP and any other regulatory requirements

In order to establish ourselves as a viable industry partner, we have to continue to invest in our research and development activities in order to further strengthen our technology base and to develop the ability to be able to manufacture our products through our manufacturing partner at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

  Our intellectual property;

  The versatility of our drug delivery technology ; and

  The manufacturing cost savings associated with our technology.

Manufacturing Partnership

We have entered into a collaboration agreement with Keata Pharma Inc., a wholly owned subsidiary of PharmEng International Inc., based in Markham, Ontario. Under this agreement, Keata Pharma is our preferred supplier for the manufacturing of clinical test batches and commercial products. We also have a reciprocal relationship whereby we recommend Keata Pharma to our partners for pharmaceutical manufacturing services and Keata Pharma promotes our product development services to pharmaceutical companies.

Dependence on Major Customers

We do not rely on any one or a few major customers for our end products. However, we depend upon a limited number of partners for the development of new products, and to assist in obtaining approvals from regulatory bodies such as the FDA that are required in order to commercialize these products.

Intellectual Property and Patent Protection

We protect our intellectual property and technology by applying for patent protection in the United States and in the most relevant foreign markets, and through non-disclosure agreements, license agreements and appropriate restrictions and controls on the distribution of information. We plan to file core technology patents covering the use of our platform technologies in any pharmaceutical products. We also rely on trade secrets, common law trademark rights and trademark registrations.

The following table is a list of our three (3) issued and seven (7) pending patents:

Date submitted /
Patent No.	Title	Subject	issued
US 6,231,957	Rapidly disintegrating	The composition, manufacturing,
	flavor wafer for flavor	and use of rapidly disintegrating	Issued May 15, 2001
	enrichment	flavored films for releasing
flavors to certain substrates
US 6,660,292	Rapidly disintegrating	Composition and manufacturing
	film for precooked	of flavored films for releasing	Issued December 9,
	foods	flavors to precooked food	2003
substrates
US 7,132,113	Flavored film	Composition and manufacturing
		method of multi-layered films	Issued April 16, 2002
US Appl.	Multilayer Tablet	Formulation and Method of
2007/0190144		Preparation of Multilayered	Published August 16,
		Tablets	2007
US Appl.	Multi-Vitamin And	Formulation And Method of
2007/0128272	Mineral Supplement	Preparation of Prenatal	Published June 7,
		Multivitamin Supplement	2007

PCT/CA2006/0003	Delayed Release Oral	Formulation And Method Of
36; US Appl.	Dosage Form And	Making Bilayer Tablets Containing	February 13, 2006
11/403,262	Method Of Making	Delayed-Release Diclofenac And
	Same	Misoprostol
US Appl.	Controlled Release	Formulation And Method Of	July 2006
11/782,838	Pharmaceutical Tablets	Making Tablets Containing
PCT/IB2007/03950		Bupropion And Mecamylamine

US Appl. Make	Stabilized sustained-	Formulation And Method Of
Special 11/828,287	release Bupropion and	Making Tablets Containing	August 2007
	Bupropion /	Bupropion And Mecamylamine
Mecamylamine tablets
US Provisional	Buccal And Sublingual	Formulation And Method of	July 2007
Appl. Attorney	Dosage Forms	Preparation of mucoadhesive
Docket INT34 P-		tablets containing THC
311
US Provisional	Cannabinoid	Formulation And Method of	July 2007
Appl. Attorney	Complexes	Preparation of gamma-cyclodextrin
Docket INT34 P-		complexes containing CBD
310

Government Regulation

The pharmaceutical industry is highly regulated. We must remain current with FDA and other regulatory requirements in order to get new products approved. Failing to follow FDA and regulatory requirements could lead to higher R&D expenses. We are responding to these regulatory challenges by focusing on 505(b)(2) opportunities. By applying our drug delivery technology to existing drugs, we have access to high-potential product opportunities at lower R&D expenses and shorter time-to-market timelines compared to new chemical entity NDA (New Drug Application) products.

Research and Development

We are currently working on several 505(b)(2) opportunities using our Tri-Layer and Quick Release Wafer platform technologies. We source our 505(b)(2) projects in two ways: (1) either we develop a product to "proof of concept" and then solicit potential pharmaceutical partners, or (2) potential partners approach us directly or through the use of an intermediary with a product idea for development. The pharmaceutical partners provide the funding required for the product development and in return get the exclusive distribution rights for the products. We receive development milestone payments from our partners and royalties upon commercialization.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development facility located in Ville Saint-Laurent, Quebec.

Employees

As of December 31, 2007, we had seven full-time employees and two consultants on staff. Five full-time employees and one consultant are directly involved in product development activities. Our technical staff includes one individual with a Ph.D., one individual with an M.D., and three individuals with Masters of Science degrees.

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

We have an accumulated deficit of approximately $1,918,658 since our inception in 2003. To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties. Our revenues for the years ended December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004 were $862,731, $265,901, $19,990 and $257,374 respectively. Our revenues consisted primarily of development fee revenues from four clients and have not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and even though we expect increased revenues from development fees in 2008, there is no assurance that revenues can increase to such a level. Additional capital and/or borrowings will be necessary in order for us to continue in existence until we are able to attain and sustain profitable operations.

We are subject to currency fluctuations, which may affect our results.

The majority of our expenses are in Canadian dollars, while our revenues are primarily in U.S. dollars. The fluctuation of the Canadian dollar and the U.S. dollar could materially impact our operating results and financial position.

We may need additional capital to fulfill our business strategies. We may also incur unforeseen costs. Failure to obtain such capital would adversely affect our business.

We will need to expend significant capital in order to continue with our research and development by hiring additional research staff and acquiring additional equipment. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock and our shareholders may suffer significant dilution.

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

We depend heavily on our pharmaceutical partners to pay for part or all of the research and development expenses associated with developing a new product and to obtain approval from regulatory bodies such as the FDA to commercialize these products. We also depend on our partners to successfully distribute these products after receiving regulatory approval. Our revenues from research and development fees, milestone payments and royalty fees are provided by our partners. Our inability to successfully find pharmaceutical partners who are willing to pay us these fees in order to develop new products would negatively impact our business and our cash flows.

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

Our existing collaborations are subject to termination on short notice under certain circumstances including, for example, if the collaborator determines that the product in development is not likely to be successfully developed or not likely to receive regulatory approval, if we breach the agreement or upon a bankruptcy event. If any of our collaborations are terminated, we may be required to devote additional resources to the product, seek a new collaborator on short notice or abandon the product. The terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

  Our collaborators may be pursuing alternative technologies or developing alternative products that are competitive to our product, either on their own or in collaboration with others.

  Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the products.

  Our collaborators may terminate their collaborations with us. This could make it difficult for us to attract new collaborators or adversely affect perception of us in the business and financial communities.

  Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, a common occurrence in recent years.

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we do.

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Biovail Corporation, Labopharm Inc., and Flamel Technologies S.A. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

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

We have entered into an agreement with a third party manufacturer which will manufacture certain of our products once we complete development and after we receive regulatory approval. If our third-party manufacturer fails to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products in a timely manner could lead to the dissatisfaction of our distribution partners and damage our reputation, causing our distribution partners to cancel existing agreements with us and to stop doing business with us.

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

We, our collaborators, our products, and our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in warning letters, fines and other civil penalties, delays in approving or refusal to approve a product candidate, product recall or seizure, withdrawal of product approvals, interruption of manufacturing or clinical trials, operating restrictions, injunctions, and criminal prosecution.

Our products cannot be marketed in the United States without FDA approval. Obtaining FDA approval requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. We rely on our partners for the preparation of applications and for obtaining regulatory approvals. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our collaborator’s products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market. In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, (cGMP), adverse event reporting, labeling, advertising, promotion, distribution, and export. Our collaborators and we are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our collaborators, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

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

The failure to obtain timely regulatory acceptance of our products, any product marketing limitations, or any product withdrawal would have a material adverse effect on our business, financial condition and results of operations. In addition, before it grants approvals, the FDA or any foreign regulatory authority may impose numerous other requirements with which we must comply. Regulatory acceptance, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of accepted products for unapproved uses. Product acceptance could be withdrawn or civil or criminal sanctions could be imposed for our failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

The third party manufacturers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries.

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

We are subject to environmental regulations and any failure to comply may result in substantial fines and sanctions.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 3 U.S. patents and have applied for 7 US patents, we will need to pursue additional protections for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

If we infringe on the rights of third parties, we may not be able to sell our products, and we may have to defend against litigation and pay damages.

If a competitor were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management’s time and attention. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products

We expect to file or have our collaborators file Abbreviated New Drug Applications or New Drug Applications (ANDAs or NDAs) for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities:

The price of our common stock could be subject to significant fluctuations.

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

We have a significant number of convertible securities outstanding that could be exercised in the future. Subsequent resale of these and other shares could cause the Company’s stock price to decline. This could also make it more difficult to raise funds at acceptable levels via future securities offerings.

We have a concentration of stock ownership and control, and a small number of stockholders have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with ours.

Our common stock ownership is highly concentrated. See "Security Ownership of Certain Beneficial Owners and Management." As a result, a relatively small number of stockholders, acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders’ interests may conflict with yours.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will always have a majority of independent directors. In the absence of a majority of independent directors, our executive officer, who is also a principal stockholder and director, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Our common stock is quoted on the OTC Bulletin Board.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy 3,100 square feet of leased space at a rate of CAN$8.29/square foot in an industrial zone in Ville St.-Laurent, Quebec, Canada under a 5-year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. In order to continue to support ongoing product development activities and allow the addition of further development programs we might be required to seek a different location in 2008. Management has therefore entered into discussions with the current landlord to look for alternative facilities that would meet our need for additional space at affordable costs.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007 no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IGXT" since January, 2007. For the quarters indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)

March 31, 2008 (through March 24, 2008)	0.81	0.51

December 31, 2007	1.05	0.45

September 30, 2007	1.90	0.87

June 30, 2007	1.31	0.60

March 31,2007	1.20	0.68

Holders

As of March 2008, we had approximately 164 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and also includes beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is StockTrans Inc., 44 W. Lancaster Avenue, Ardmore, Pennsylvania 19003.

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate all earnings for the foreseeable future will be retained for future investments in business. Any future determination to pay cash dividends is subject to the approval of 66.6% of the then outstanding Exchangeable Shares, at the discretion of the Board of Directors, and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by our Board of Directors. (See Financial Statements - Note 1 - Reorganization of the Corporation).

2006 Stock Option Plan

A majority of our shareholders approved the 2006 Option Plan at the Annual General Meeting held on August 10, 2006. Under the 2006 Stock Option Plan, up to 1,600,749 shares of common stock may be issued upon the exercise of options granted to directors, management, employees and consultants. As of March 24, 2008, 1,376,500 options have been issued and remain outstanding under the 2006 Option Plan.

Equity Compensation Plan Information

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
	warrants, and rights	options,	compensation plans
		warrants, and	(excluding securities
		rights	reflected in the first
Two columns
Equity Compensation Plans
Approved by Security Holders	1,600,749	$0.55	224,249

Equity Compensation Plans Not
Approved by Security Holders	None	None	None

Total	1,600,749	$0.55	224,249

On September 26, 2006 we granted options to purchase 225,000 shares of common stock to three non-employee directors. These options have an exercise price of $0.41, vest upon issuance and expire on September 26, 2016.

On October 1, 2006 we granted options to purchase up to 69,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest upon issuance, and expire on October 1, 2016.

On November 9, 2006 we granted options to purchase up to 450,000 shares of common stock to the CFO and a management employee. These options have an exercise price of $0.41, vest upon issuance, and expire on November 9, 2016.

On November 13, 2006 we granted options to purchase up to 250,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest over two years at the rate of 25% every six months, and expire on November 13, 2016.

On November 16, 2006 we granted options to purchase up to 100,000 shares of common stock to employees and 25,000 options to a consultant. These options have an exercise price of $0.41, vest over 2 years at the rate of 25% every six months, and expire on November 16, 2016.

On August 9, 2007 we granted options to purchase up to 107,500 shares of common stock to four non-employee directors. These options have an exercise price of $1.15, vest upon issuance, and expire on August 9, 2017.

On August 9, 2007 we granted options to purchase up to 75,000 shares of common stock to our Vice President of Business Development. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017

On August 9, 2007 we granted options to purchase up to 75,000 shares of common stock to our chief financial officer. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017

As of March 7, 2008 there are 224,249 options remaining to be granted under the 2006 Option Plan. None of the options have been exercised as of March 7, 2008.

Recent Sales of Unregistered Securities

Between August 28, 2007 and November 26, 2007, Intelgenx Corp. issued 149,657 of our common stock upon conversion of an aggregate principal amount of $104,759 of 8% Secured Convertible Debentures issued in May 2007

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information presented herein is based on the Company's fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company's fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Results of Operations — Year ended December 31, 2007 compared to Year ended December 31, 2006.

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Revenue	$862,731	$265,901	$596,830	224%
Research and Development Expenses	777,773	510,407	267,366	52%
Management salaries	328,513	245,637	82,876	34%
General and Administrative Expenses	166,249	84,040	82,209	98%
Professional fees	424,817	158,925	265,892	167%
Interest and financing fees	349,093	54,724	294,369	538%
Net income (loss)	(1,100,793)	(781,136)	(319,657)	41%

Revenues

Total revenues for the year ended December 31, 2007 were $862,731, compared with $265,901 for the same period last year, an increase of $596,830, or 224%. The increase in total revenue for the twelve month period is primarily attributable to revenues received pursuant to our research and development agreements with our pharmaceutical partners. The remaining amount is attributable to increased interest income of  $23,103 earned on the cash proceeds from the sale of our securities in May 2007.

Our research and development revenues in 2007 consisted of $492,530 received for development milestones achieved in connection with product development projects begun prior to 2007, and $342,846 received in connection with drug development projects initiated in 2007.

Research and Development Expenses

Research and development expenses for the twelve-month period ended December 31, 2007 were $777,773, as compared to $510,407 for 2006. The increase in research and development expenses is attributable to the increased drug development activities.

Approximately 92% of our research and development expenses in 2007 were incurred pursuant to research and development agreements entered into with our pharmaceutical industry partners. The remaining 8% of our research and development expenses were incurred in connection with internal projects that we are pursuing independently.

General and Administrative Expenses

Our general and administrative expenses increased to $166,249 in 2007, as compared to $84,080 in 2006. The increase is primarily attributable to increases in expenses in connection with our regulatory and capital raising efforts.

Management Salaries

Management salaries increased to $328,513 in 2007, as compared to $245,637 in 2006. Included in management salaries are $97,951 in non cash compensation in the form of options granted to directors and management employees in 2007. This amount compares to $137,097 in non cash compensation in 2006.

The increase in management salaries is also attributable to the addition of a full time Chief Financial Officer and Vice-President of Business Development.

Professional Fees

Professional fees increased to $424,817 in 2007, as compared to $158,925 in 2006. Of this amount, $68,349 represents non-cash compensation paid for investor relations services. The remaining increase of $197,543 is primarily attributable to increased amounts paid to our legal counsel and auditors in connection with our reporting obligations as well as our fund raising.

Stock Based Compensation Expense, Warrants and Stock Based Payments

We incurred an aggregate of $202,607 of amortization expense for stock based compensation in 2007, as compared to $202,116 for 2006. In 2007, we granted 257,500 stock options pursuant to our 2006 Stock Option Plan, resulting in $97,951 in amortization expense. The remaining amortization expense for 2007 was incurred for options granted in 2006 in connection with the following: a) options grants to company employees resulting in an amortization expense of $18,190, b) for financing fees related to the April 2006 Intelgenx Corp. acquisition for $76,591, and c) for investor relations of $9,875. In 2006, we granted 1,119,000 stock options pursuant to our 2006 Stock Option Plan, resulting in $202,116 in amortization expense.

In 2007, we also amortized a total of $68,349 in stock based compensation issued in 2006 with respect to investor relation services as compared to $76,900 in 2006.

We expect to incur an aggregate of $97,381 in stock based compensation expense in fiscal 2008 and 2009 solely in connection with the issuance of options during 2006 and 2007. We anticipate to issue additional options and warrants in the future, which will continue to result in stock-based compensation and warrant amortization expenses.

Interest and Financing Fees

We incurred interest and financing fee expense of $349,093 during the year ended December 31, 2007, as compared to $54,724 in 2006. Included in the financing fees are a non-cash accretion expense of $185,823, and cash interest payments of $66,180 on the convertible debentures issued in May 2007. Also included in the financing costs is a non cash financing fee of $76,591 incurred with respect to the amortization of 250,000 options issued in connection with the acquisition of IntelGenx in April 2006. The total of non-cash items included in interest and financing fees is $262,414.

The remainder of $20,499 in interest expense relates to long term debt which was redeemed in May 2007, as well as interest paid on the outstanding shareholder loan. Based on the outstanding principal amount of the convertible debentures issued in May 2007, and assuming no additional conversions of these debentures into common stock, we expect to incur interest expenses of $113,000 in 2008.

Net Loss

Net loss for the year ended December 31, 2007 was $1,100,793, as compared to a net loss of $781,136 for the year ended December 31, 2006. The increase in the net loss for the year ended December 31, 2007 is primarily due to increases in research and development expenses, professional fees and financing expenses. These expenses were offset by higher research and development revenues and interest income. In 2007, the Company incurred non-recurring and non-cash expenses for an approximate total of $444,000 for the amortization of financing fees, investor relation services, accretion expense, depreciation, share-based compensation and deferred income taxes.

Income taxes

In 2007, we incurred Canadian and provincial net operating losses of approximately $794,000 and $908,000 respectively, that may be applied against earnings of future years. This compares to Canadian and provincial net operating losses of approximately $350,000 and $387,000 in 2006. Should there be an acquisition or a change in control of Intelgenx Corp, our Canadian subsidiary, the utilization of these net operating losses is subject to significant limitations imposed by Canadian income tax law. A portion of the net operating losses may expire before they can be utilized (see Financial Statements Note 13 – Income Taxes).

As at December 31, 2007, we had non-refundable tax credits of $24,000 expiring in 2017. In addition, we had deductible research and development expenses in the amount of $670,000 with no expiration date, as compared to $340,000 as of December 31, 2006.

Key items from the Balance Sheet

			Increase/	Percentage
	2007	2006	(Decrease)	Change
Current Assets	$1,035,920	$488,975	$546,945	112%
Property and Equipment	235,244	161,861	73,383	45%
Current Liabilities	261,485	154,020	107,465	70%
Loan Payable, Shareholder	101,193	86,076	15,117	18%
Long-term debt	-	82,661	(82,661)	100%
Convertible notes	417,634	-	417,634	N/A

Current Assets

At December 31, 2007 we had current assets of $1,035,920, as compared to current assets $488,975 at December 31, 2006. The net increase in current assets of $546,945 is attributable to increases in cash, accounts receivable, and income taxes, as well as investment tax credits receivable in the amount of $596,416, and a decrease in prepaid expenses in the amount of $49,471. The increase in accounts receivable is attributable to increased revenues recognized in the fourth quarter of 2007. The increase in investment tax credits receivable is attributable to the increased expenses incurred in research and development in direct relation to the increased development work performed.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2008	2009
Operating Lease Obligations	$15,900	$10,800
Interest on Convertible Notes	113,000	85,000
Total	$128,900	$95,800

Liquidity and Capital Resources

At December 31, 2007, we had an accumulated deficit of $1,918,658, and cash and cash equivalents of $330,967. We also had accounts receivable of $427,476, of which $70,238 is a sales tax refund which we expect to receive during the first quarter of 2008.

At December 31, 2007, we had accounts payable and accrued liabilities in an aggregate amount of $261,485. Of this amount, approximately $71,651 represents amounts owing to shareholders, and approximately $37,000 was due for legal fees rendered.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history and startup, our operations have not been a consistent source of liquidity. We have financed our operating and capital expenditures principally through the sale of debt and equity securities to accredited and institutional investors. In May 2007, we issued convertible debentures in an aggregate principal amount of $1.5 million, of which $1,395,241 remained outstanding as of December 31, 2007. Management believes that the Company’s existing cash resources will be sufficient to meet our operating requirements for the first six months of 2008. We are seeking additional funding through additional equity and debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. The report of our independent registered public accounting firm accompanying our financial statements includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing and to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2007, we had total assets of $1,271,164, and shareholders’ equity of $211,864.

Current Liabilities

At December 31, 2007 we had current liabilities of $261,485, as compared to current liabilities of $154,020 at December 31, 2006. The net increase of $107,465 consists of an increase of $60,000 in current loans payable to our President and Chief Executive Officer, an increase of $46,989 in accounts payable, approximately $24,502 in currency exchange rate fluctuations on accounts payable, and a decrease in the long-term debt of $24,026. The long-term debt was redeemed in connection with the completion of our convertible note financing in May 2007.

Property and Equipment

At December 31, 2007 we had property and equipment valued at $235,244, as compared to $161,861 at December 31, 2006. The increase is attributable to acquisitions of $68,723, $5,712, and $8,526 for laboratory, office, and computer equipment respectively, with $42,003 allocated to depreciation, as well as a currency exchange rate fluctuation of $32,425.

Long term debt

At December 31, 2007 there was no long term debt as compared to $82,661 at December 31, 2006. The long term debt was redeemed in connection with our convertible note financing in May 2007.

May 2007 Convertible Note Financing

On May 22, 2007, we completed the sale of 8% Secured Convertible Debentures (the "Debentures") in an aggregate principal amount of approximately $1.5 million (the "Purchase Price") to certain institutional and accredited investors (the "Investors"), pursuant to a Securities Purchase Agreement (the "Purchase Agreement"). The Company received net proceeds of approximately $1.36 million.

Pursuant to the Purchase Agreement, the Company also issued to the Investors five year warrants to purchase 2,142,857 shares of the Company’s common stock at an exercise price of $1.02 per share (the "Warrants"). The Debentures mature twenty-eight (28) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company’s common stock at a fixed conversion price of $.70. The conversion price of the Debentures and exercise price of the Warrants is subject to adjustment for certain events, including dividends, distributions or split of the Company’s Common Stock, subsequent equity sales or rights offerings by the Company, or in the event of the Company’s consolidation, merger or reorganization. The Debentures bear interest at the rate of 8% per annum, which interest is payable quarterly in cash or, at the Company’s option following the effective date of the registration statement, in shares of common stock equal to the interest amount divided by the lower of $0.70 or 85% of the Company’s 10 day volume weighted average stock price.

The Company’s obligations under the Purchase Agreement and the Debentures are secured by a lien on substantially all of the assets of the Company, pursuant to a Security Agreement.

In connection with the Purchase Agreement, the Company also entered into registration rights agreements (the "Registration Rights Agreements") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company was obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 90 days after the date of closing (or 120 days in the event of a "full review" by the Securities and Exchange Commission). The Company met its obligations under the Registration Rights Agreements by filing the Registration Statement within the deadline and ensuring it was declared effective by August 23, 2007.

In connection with the private placement, the Company paid Carter Securities LLC, a NASD registered broker-dealer, placement agent and due diligence fees of approximately $127,500 and four year warrants allowing him to purchase 214,286 shares of the Company’s common stock at an exercise price of $0.70 per share. In addition, legal and due diligence expenses of the Investors were paid to Feldman Weinstein & Smith LLP and Valla LLC for a total of $28,750 while an escrow account fee of $3,500 was paid to the Signature Bank.

Key items from the Statement of Cash Flows

			Increase/	Percentage
	2007	2006	(Decrease)	Change

Operating Activities	$(968,659)	$(489,651)	$(479,008)	98%
Financing Activities	1,162,806	823,543	339,263	41%
Investing Activities	(82,961)	(97,511)	(14,550)	(15%)
Increase in cash and cash
equivalent	111,186	236,381	(125,195)	(53%)
Cash and cash equivalent -
end of period	330,967	227,578	103,389	45%

Net cash used in operating activities was $968,659 for the year ended December 31, 2007, as compared to $489,651 in 2006. In 2007, net cash used in operating activities consisted of an operating loss of $1,100,793, and a decrease in non-cash operating elements of working capital of $312,065. Non-cash items included in operating activities totaled $444,199 and included the following items: depreciation, non-cash payments for investor relation services, share based compensation expense, interest and expense accretion on the convertible notes issued in May 2007 and deferred income tax provision. Our operating activities will continue to consume our available funds until we can generate increased sales revenues.

Net cash provided by financing activities was $1,162,806 for the year ended December 31, 2007, as compared to $823,543 in 2006. Of this amount, $1,500,000 represents proceeds from the sale of convertible debentures in May 2007, less $229,323 of related transaction costs, and $107,871 paid for the redemption of the long-term debt. Net Cash provided by financing activities is expected to increase as the Company is seeking additional financing.

Net cash used in investing activities was $82,961 for the year ended December 31, 2007, as compared to $97,511 in 2006. The net cash of $82,961 was used to purchase capital assets in 2007. On December 27, 2007, the company purchased $60,000 in laboratory equipment from Horst Zerbe, our President and Chief Executive Officer. We expect to purchase additional equipment on an as needed basis in order to support our development efforts.

Cash and cash equivalents are $330,967 at December 31, 2007, as compared to $227,578 as of December 31, 2006. The net increase in cash and cash equivalents was the result of proceeds from the sale of convertible notes in May 2007, offset by increased spending on research and development activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2007.

Critical Accounting Policies and Estimates

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

Revenue Recognition

The Company recognizes revenue from development contracts as the contracted services are performed or when milestones are achieved, in accordance with the terms of the specific agreements. Amounts received in advance of recognition, if any, are included in deferred income.

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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers the reserve for doubtful accounts of $Nil to be adequate to cover any exposure to loss in its December 31, 2007 and December 31, 2006 accounts receivable.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed.

Amortization

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

Share-Based Compensation

In determining the value of share-based payments/warrants, the company must make estimates of the fair value of the common shares at the grant date (when no quoted prices are available) and, when using the Black-Scholes model to determine the grant date fair value of options and warrants, of the period in which the holder will exercise the option and the volatility of the company's share price over that same period. Different estimates would result in different amounts of compensation being recorded in the financial statements.

ITEM 7. FINANCIAL STATEMENTS FOR 2007 AND 2006

The financial statements for the fiscal years ending December 31, 2007 and 2006, required by Item 7 are set forth on pages F-1 through F-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

The Company’s chief executive officer and the Company’s chief financial officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

c. Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies our directors and executive officers as of December 31, 2007:

Name	Age	Position	-Since
Horst G. Zerbe	61	Chairman of the Board, President	April 2006
		and Chief Executive Officer
Gino Di Iorio	40	Chief Financial Officer	July 2007
Joel Cohen (1)	36	Director	April 2006
J. Bernard Boudreau (1) (2)	63	Director	June 2006
David Coffin-Beach (2)	60	Director	June 2006
Reiza Rayman (1) (2)	44	Director	June 2006

(1) Audit Committee member
(2) Compensation Committee member

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the board and each executive officer serves at the discretion of the board.

Biographies

Horst G. Zerbe, Ph.D.

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

Gino Di Iorio, CA

Mr. Di Iorio is the Chief Financial Officer of IntelGenx. From 2006 to 2007, Mr. Di Iorio held the position of CFO at Viropro Inc., a publicly held development company in the bio-technology industry. From 2005 to 2006 he held the position of Controller at Group Montoni – Division Construction, a general entrepreneur in the construction industry. Prior to that, from 2004 to 2005, he held the position of Finance Director at Draft Inc., a subsidiary of IPG, a publicly-held American company traded on the New York Stock Exchange with interests in advertising and public relations. From 1997 to 2003, he held the position of Finance Director at Sitel Canada Inc., a subsidiary of Sitel Corporation, a publicly-held American company traded on the New York Stock Exchange with interests in advertising and public relations.

Joel Cohen, CFA

Mr. Cohen has been a director of IntelGenx Technologies Corp. since April, 2006. Mr. Cohen also served as the consulting Chief Financial Officer of IntelGenx from April, 2006 until May 23, 2007. Mr. Cohen has extensive experience in biotechnology and high tech financings and in financial analysis. From 2002 until 2007, Mr. Cohen was consulting CFO for Osta Biotechnologies a publicly traded company on the TSX Venture Exchange (the "TSXV").

J. Bernard Boudreau, Sr. Vice President, PharmEng Inc.

Mr. Boudreau has been a director of IntelGenx since June, 2006. Since 2004, he has been the Senior Vice-president of Pharmeng International Inc., a full-service consulting and contract manufacturing company that serves the pharmaceutical, biotechnology and medical device industries in North America and internationally. Pharmeng is a publically traded company on the Toronto Stock Exchange. Mr. Boudreau served as Government Leader in the Senate of Canada and Member of the Federal Cabinet between 1999 and 2001.

Reiza Rayman, M.D.

Dr. Rayman has been a director of IntelGenx since June, 2006. Currently, he is pursuing a PhD in the area of Tele-surgery. From 2000 until 2005, Dr. Rayman served as Principal Investigator, Robotic Tele-surgery and Hybrid Cardiac Surgery, CSTAR, and Assistant Professor, Department of Surgery, at the University of Western Ontario. Dr. Rayman is currently completing his PhD in Medical Biophysics.

David Coffin-Beach, Ph.D.

Dr. Coffin-Beach has been a director of IntelGenx since June, 2006. On April 18, 2007, Dr. Coffin-Beach was appointed President and COO of Synovics Pharmaceuticals Inc. a Fort Lauderdale based pharmaceutical company specializing in both private label OTC products and niche prescription products. Prior to this appointment, Dr. Coffin-Beach served as President of ATP Solutions, a privately held consulting firm which specializes in delivering strategic, technical, marketing and management services to pharmaceutical manufacturers and investors. Dr. Coffin-Beach was the founder, former President and Board Member of TorPharm (1994 - 2004), the U.S. division of Apotex Inc.

Key Personnel and Consultants

James Wittenberg, R.Ph, MS

Mr. Wittenberg serves as IntelGenx’s Vice President Business Development. He has accumulated over 20 years of experience in the pharmaceutical industry in market research and most recently as Director of Business Development at Schwarz Pharma.

Ingrid Zerbe

Mrs. Zerbe is our Director of Finance and Administration, Corporate Secretary and is a full time employee of the Company. Mrs. Zerbe is the founder of IntelGenx. Mrs. Zerbe served as the president of IntelGenx since its incorporation until December, 2005. Prior to founding IntelGenx, she worked in the travel industry. From June 2003 until August 2006, Mrs. Zerbe was a director of IntelGenx. Horst Zerbe and Ingrid Zerbe are husband and wife.

Nadine Paiement, MSc

Ms. Paiement serves as IntelGenx’s Director of Research and Development. She holds a Master of Science degree in Polymer Chemistry from Sherbrooke University, and is co-inventor of IntelGenx’s Tri-Layer technology. Prior to joining IntelGenx in 2005 she worked for five years as a formulation scientist at Smartrix Technologies, Inc.

Board of Directors and Committees

Our board of directors held four meetings in 2007.

Audit Committee

Our audit committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters. The chairman of the audit committee is J. Bernard Boudreau. Joel Cohen serves as our audit committee financial expert. Our audit committee’s responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor’s engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre-approving all non-audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management’s discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters; and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor. We have adopted, along with our audit committee, a written charter of the audit committee setting out the mandate and responsibilities of the audit committee which provides that the audit committee convene no less than four times per year.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows: The Form 3’s filed by the following directors were not filed timely: Joel Cohen, Bernard Boudreau, David Coffin-Beach and Reiza Rayman. The Form 4 filed by our chief financial officer Gino Di Iorio, was not filed timely.

Code of Ethics

We have not adopted a formal code of ethics at this time, as our focus has been on our product development and enhancement. We follow generally accepted business ethics and labor practices. We plan to adopt a code of ethics in the near future.

ITEM 10. COMPENSATION OF DIRECTORS AND OFFICERS

The following table provides a summary of the compensation paid to date during the last three completed fiscal years to the President and Chief Executive Officer and the Chief Financial Officer. No other officers of the Company qualify as "named executive officers", which category includes the Chief Executive Officer and the next two highest paid executive officers whose salary and bonus exceeds $100,000 in the most recent year ("Named Executive Officers").

Name and			Option	All Other
principal			Awards	Compensation
position	Year	Salary ($)	($)	($)	Total ($)
(a)	(b)	(c)	(f)	(i)	(j)
Horst Zerbe,	2007	176,536	Nil	Nil	176,536
President and	2006	139,053	69,680	Nil	208,733
CEO	2005	8,174	Nil	10,978	19,152
Gino Di Iorio,
CFO (1)	2007	46,235	Nil	Nil	46,235

Footnotes:

(1) Mr. Di Iorio joined the Company in August, 2007.

Employment Agreements

Horst Zerbe. Effective December 1, 2005, we entered into an employment agreement with Dr. Horst Zerbe, our President and Chief Executive Officer. The agreement is for an indefinite period of time. Under the agreement, Dr. Zerbe is entitled to receive: (1) a minimum base salary of CAN$175,000 (US$176,536 at year end 2007) per year; and (2) an annual bonus equal to 50% of base salary upon the performance of certain milestones set out by the board of directors.

Gino Di Iorio. Effective August 6, 2007, we entered into an employment agreement with Mr. Gino Di Iorio, to serve as Chief Financial Officer. Under the agreement, Mr. Di Iorio is entitled to receive: (1) a minimum base salary of CAN$110,000 (US$110,965 at year-end 2007) per year, and (2) options grants under the 2006 Stock Option Plan.

The following table presents information regarding the outstanding equity awards held by each of the named officers as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying	Option
	Options	Options	Unexercised	Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

Horst Zerbe	225,000			0.41	Nov. 9, 2016

Gino Di Iorio	Nil	75,000 [1]	Nil	1.15	Aug. 9, 2017

1 On August 9, 2007, 75,000 options were granted to Mr. Di Iorio in connection with his employment agreement. The options vest over two years, none of which are exercisable as of year-end 2007.

Summary of Directors’ Compensation

At present, members of our board of directors do not receive cash compensation for their services, including attending meetings of the board of directors or other committee meetings. Our directors do not have service contracts. However, our directors are entitled to receive stock options in amounts determined by the board of directors on an annual basis. All directors are reimbursed for reasonable expenses incurred by them in their capacity as directors, including travel and other out-of-pocket expenses incurred in connection with meetings of the board of directors or any committee of the board of directors.

DIRECTOR COMPENSATION
	Fees				Non-
	Earned			Non-Equity	Qualified
	or			Incentive	Deferred	All
	Paid in	Stock		Plan	Compensation	Other
	Cash	Awards	Option	Compensation	Earnings	Compensation
Name	($)	($)	Awards ($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)

Joel
Cohen	Nil	Nil	17,845 [1]	Nil	Nil	Nil	17,845

Bernard
Boudreau	Nil	Nil	23,198 [2]	Nil	Nil	Nil	23,198

David
Coffin-	Nil	Nil	17,845 [3]	Nil	Nil	Nil	17,845
Beach

Reiza
Rayman	Nil	Nil	17,845 [4]	Nil	Nil	Nil	17,845

Footnotes:

1 Represents 25,000 options issued on August 9, 2007.

2 Represents an aggregate of 107,500 options outstanding, including 32,500 options issued on August 9, 2007.

3 Represents an aggregate of 100,000 options outstanding, including 25,000 options issued on August 9, 2007.

4 Represents an aggregate of 100,000 options outstanding, including 25,000 options issued on August 9, 2007.

Directors’ and Officers’ Liability Insurance

We carry directors’ and officers’ liability insurance at an approximate annual cost of $19,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to ownership of the Company’s securities by its officers and directors and by any person (including any "group") who is the beneficial owner of more than 5% of the Company’s common stock. As of March 24, 2008 there were 16,162,331 shares of common stock issued and outstanding. The following table includes options exercisable within sixty days.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Owner	Class

Horst G. Zerbe(1)	4,934,643.5	30.5%
Ingrid Zerbe(2)	4,934,643.5	30.5%
Joel Cohen(3)	1,846,713	11.4%
Bernard Boudreau (4)	107,500	*
David Coffin-Beach (5)	153,191	*
Reiza Rayman (6)	153,191	*
Gino Di Iorio (7)	18,750	*
All directors and officers as a group (7 persons)	12,148,632	75.2%

* Less than 1%.

(1) In connection with the acquisition of IntelGenx in 2006, Horst Zerbe became our President, Chief Executive Officer and Director and acquired 4,709,643.5 exchangeable shares of our Canadian holding corporation 6544631Canada Inc., a Canadian special purpose corporation which wholly owns IntelGenx Corp. (the "Exchangeable Shares"). The 4,709,643.5 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Horst Zerbe’s discretion. Prior to exchanging the Exchangeable Shares for shares of common stock, Horst Zerbe has the right to vote 4,709,643.5 shares of common stock which are currently held in trust on behalf of Horst Zerbe. The 4,709,643.5 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Horst Zerbe’s beneficial ownership includes 225,000 shares of common stock underlying options granted November 9, 2006, which are currently exercisable. The options have an exercise price of $0.41. Horst Zerbe and Ingrid Zerbe are husband and wife.

(2) In connection with the acquisition of IntelGenx in 2006,, Ingrid Zerbe became our Secretary and our director of Finance and Administration and acquired 4,709,643.5 Exchangeable Shares. The 4,709,643.5 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Ingrid Zerbe’s discretion. Prior to exchanging the Exchangeable Shares, Ingrid Zerbe has the right to vote 4,709,643.5 shares of common stock which are currently held in trust on behalf of Ingrid Zerbe. The 4,709,643.5 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Ingrid Zerbe’s beneficial ownership includes 225,000 shares of common stock underlying options granted November 9, 2006, which are currently exercisable. The options have an exercise price of $0.41. Horst Zerbe and Ingrid Zerbe are husband and wife.

(3) In connection with the acquisition of IntelGenx in 2006,, Joel Cohen became a Director and acquired 1,571,713 Exchangeable Shares. The 1,571,713 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Joel Cohen’s discretion. Prior to exchanging the Exchangeable Shares for shares of common stock, Joel Cohen has the right to vote 1,571,713 shares of common stock which are currently held in trust on behalf of Joel Cohen. The 1,571,713 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Mr. Cohen’s beneficial ownership includes 250,000 exercisable options to purchase common stock at an exercise price of $0.41 granted on November 13, 2006 and 25,000 exercisable options to purchase common stock at an exercise price of $1.51, granted on August 9, 2007.

(4) Mr. Boudreau’s beneficial ownership consists of 75,000 exercisable options to purchase common stock at an exercise price of $0.41, granted in October 2006, and 32,500 exercisable options to purchase common stock at an exercise price of $1.51, granted on August 9, 2007.

(5) Dr. Coffin-Beach’s beneficial ownership includes 75,000 exercisable options to purchase common stock at an exercise price of $0.41, granted in October, 2006, 25,000 exercisable options to purchase common stock at an exercise price of $1.51, granted on August 9, 2007and 53,191 shares of common stock.

(6) Dr. Rayman’s beneficial ownership includes 75,000 exercisable options to purchase common stock at an exercise price of $0.41, granted in October of 2006, 25,000 exercisable options to purchase common stock at an exercise price of $1.51, granted on August 9, 2007and 53,191 shares of common stock.

(7) Mr. Di Iorio’s beneficial ownership includes 75,000 options to purchase common stock at an exercise price of $1.15, granted on August 9, 2007, vesting over 2 years, 25% every 6 months.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 23, 2007, Taylor Hutchison, who served as our Chief Financial Officer from May 23, 2007 until July 16, 2007, purchased debentures in a principal amount of $25,000 and warrants to purchase 35,714 shares of the Company's common stock at an exercise price of $1.02 subject to a Purchase Agreement between IntelGenx and certain institutional and accredited investors.

Between February and May of 2007, David Coffin-Beach, one of our directors, received fees of approximately $18,700 for consulting work performed for IntelGenx in connection with our May 2007 Private Placement.

During the year ended December 31, 2007, $5,636 of interest was paid to Ingrid Zerbe, our secretary and director of finance and administration for interest on a long-term shareholder loan. The loan is unsecured, bears interest at 6% per annum and is not repayable prior to January 1, 2009. The amount outstanding at December 31, 2007, was $101,193. Ingrid Zerbe was also paid $18,606 under an equipment lease for the year ended 2007 with a comparable amount of $17,850 in 2006.

On August 9, 2007, our non-employee directors Joel Cohen, David Coffin-Beach, and Reiza Rayman were each granted 25,000 options to purchase common stock. Bernard Boudreau, a non-employee director, was granted 32,500 options to purchase common stock. The related charge in 2007 for the total of 107,500 in options grants was $76,733.

On the same date, Gino Di Iorio, our CFO, was granted 75,000 options to purchase common shares. The related charge for 2007 was $10,609.

On December 27, 2007, the Company purchased from Horst Zerbe, our President and CEO, $60,000 in laboratory equipment.

ITEM 13. EXHIBITS

2.1	Share exchange agreement dated April 10, 2006, incorporated by reference to 99.1 from the 8K/A filed on April 28, 2006

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 of the registrant’s SB-2 (File No. 333-90149 filed on November 16, 1999)

3.2	By-Laws (incorporated by reference to exhibit 3.1 of the registrant’s SB-2 No. 333-91049 filed on November 16, 1999)

3.3	Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3.3 filed with amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006).

4.1	Warrants dated March 16, 2006 issued to Patrick J. Caruso (incorporated by reference to exhibit 4.1of the registrant’s SB-2 (File No. 333-135591), filed on July 3, 2006)

9.1	Voting Trust agreement (incorporated by reference to exhibit 99.1 from the Form 8K/A filed on April 28, 2006)

10.1	Horst Zerbe employment agreement (incorporated by reference to exhibit 10.1 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.2	Joel Cohen consulting agreement (incorporated by reference to exhibit 10.2 of the registrant’s SB-2 (File No. No. 333-135591) filed on July 3, 2006)

10.3	Ingrid Zerbe employment agreement (incorporated by reference to exhibit 10.3 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4	Registration rights agreement, incorporated by reference to exhibit 10.4 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.5	Principal's registration rights agreement (incorporated by reference to exhibit 10.5 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.6	Investor relations consulting agreement (incorporated by reference to exhibit 10.6 of the registrant’s SB-2 No. 333-135591, filed on July 3, 2006).

10.7	2006 Stock Option Plan (incorporated by reference to exhibit 10.1 of the Form S-8 filed on November 21, 2006)

10.8	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.9	Form of 8% Secured Convertible Debenture (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.10	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.11	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.12	Form of Security Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.13	Subsidiary Guarantee (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.14	Deed of Hypothec (incorporated by reference to the Form 8-K filed on May 23, 2007)

16.1	Letter on change in certifying accountant (incorporated by reference to exhibit 16.1 of the SB-2 (File No. 333-135591) filed on July 3, 2006)

21.1	Subsidiaries of the small business issuer (incorporated by reference to exhibit 21.1 of the registrant SB-2 (File No. 333-135591) filed on July 3, 2006)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth, for each of the years indicated, the audit fees billed by our independent public accountants, RSM Richter LLP, and includes fees billed to our Canadian subsidiary for all necessary financial reviews in connection with our regulatory filings.

	2007	2006

Audit Fees (1)	$116,470	$72,308
Audit-Related Fees (2)
Tax Fees
All Other Fees

Total	$116,470	$72,308

(1) Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company's Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2) Audit-related fees comprise fees for professional services that are reasonably related to the performance of audit or review of the Company's financial statements.

Pre-Approval Policies and Procedures

In June 2006 the Board of Directors delegated certain responsibilities to the Audit Committee. The Audit Committee adopted an Audit Committee Charter that outlines its responsibilities including the pre-approval of non-audit related services rendered by the Company's independent public accountants. The fees charged by RSM Richter in 2007 are audit fees and incurred on an as-needed basis. Prior to June 2006, the directors served as our Audit Committee. 100% of the audit fees in 2007 and 2006 were approved by the directors. No issue regarding these services has arisen in the last two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 31, 2008

IntelGenx Technologies Corp.

By: /s/ Horst G. Zerbe
Horst G. Zerbe, President and
Chief Executive Officer

By: /s/ Gino D. Iorio
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant, in the capacities, and on the dates, indicated.

DATED: March 31, 2008

IntelGenx Technologies Corp.
Directors:	Date:

/s/ Horst G. Zerbe	March 31, 2008
Horst G. Zerbe, CEO and Chairman

/s/ Joel Cohen	March 31, 2008
Joel Cohen , - Director

/s/ Bernard Boudreau	March 31, 2008
Bernard Boudreau, Director

/s/ David Coffin-Beach	March 31, 2008
David Coffin-Beach, Director

/s/ Reiza Rayman	March 31, 2008
Reiza Rayman, Director

EXHIBITS

2.1	Share exchange agreement dated April 10, 2006, incorporated by reference to 99.1 from the 8K/A filed on April 28, 2006

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 of the registrant’s SB-2 (File No. 333-90149 filed on November 16, 1999)

3.2	By-Laws (incorporated by reference to exhibit 3.1 of the registrant’s SB-2 No. 333-91049 filed on November 16, 1999)

3.3	Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3.3 filed with amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006).

4.1	Warrants dated March 16, 2006 issued to Patrick J. Caruso (incorporated by reference to exhibit 4.1of the registrant’s SB-2 (File No. 333-135591), filed on July 3, 2006)

9.1	Voting Trust agreement (incorporated by reference to exhibit 99.1 from the Form 8K/A filed on April 28, 2006)

10.1	Horst Zerbe employment agreement (incorporated by reference to exhibit 10.1 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.2	Joel Cohen consulting agreement (incorporated by reference to exhibit 10.2 of the registrant’s SB-2 (File No. No. 333-135591) filed on July 3, 2006)

10.3	Ingrid Zerbe employment agreement (incorporated by reference to exhibit 10.3 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4	Registration rights agreement, incorporated by reference to exhibit 10.4 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.5	Principal's registration rights agreement (incorporated by reference to exhibit 10.5 of the registrant’s SB-2 (File No. 333-135591) filed on July 3, 2006)

10.6	Investor relations consulting agreement (incorporated by reference to exhibit 10.6 of the registrant’s SB-2 No. 333-135591, filed on July 3, 2006).

10.7	2006 Stock Option Plan (incorporated by reference to exhibit 10.1 of the Form S-8 filed on November 21, 2006)

10.8	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.9	Form of 8% Secured Convertible Debenture (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.10	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.11	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.12	Form of Security Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.13	Subsidiary Guarantee (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.14	Deed of Hypothec (incorporated by reference to the Form 8-K filed on May 23, 2007)

16.1	Letter on change in certifying accountant (incorporated by reference to exhibit 16.1 of the SB-2 (File No. 333-135591) filed on July 3, 2006)

21.1	Subsidiaries of the small business issuer (incorporated by reference to exhibit 21.1 of the registrant SB-2 (File No. 333-135591) filed on July 3, 2006)

23.1	Consents of Auditor

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

RSM Richter LLP
Chartered Accountants
Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

Contents

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet	F-2
Statement of Shareholders' Equity	F-3 - F-4
Statement of Operations and Comprehensive Loss	F-5
Statement of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-25

RSM Richter S.E.N.C.R.L.
Comptables agréés
Chartered Accountants
2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of

IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations, comprehensive loss, and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as at December 31, 2007 included in the accompanying 10 – KSB filing and, accordingly, we do not express an opinion thereon.

Signed: RSM Richter LLP

Chartered Accountants

Montreal, Quebec
March 28, 2008

IntelGenx Technologies Corp.

Consolidated Balance Sheet As
At December 31, 2007 and 2006
(Expressed in U.S. Funds)

	2007	2006
Assets
Current
Cash and cash equivalent	$330,967	$227,578
Accounts receivable	427,476	135,223
Income taxes recoverable	11,028	9,380
Prepaid expenses	23,443	72,914
Investment tax credits receivable	243,006	43,880
	1,035,920	488,975
Property and Equipment (note 6)	235,244	161,861

	$1,271,164	$650,836
Liabilities
Current
Accounts payable and accrued liabilities (note 7)	261,485	129,994
Current maturity of long-term debt	-	24,026
	261,485	154,020
Long-Term Debt	-	82,661
Loan Payable, Shareholder (note 8)	101,193	86,076
Convertible Notes, less unamortized discount and deferred charges
of $1,082,366 (note 9)	417,634	-
Deferred Income Tax Liability	278,988	-
Commitment (note 10)
Shareholders' Equity
Capital Stock (note 11)	162	160
Additional Paid-In Capital (note 12)	2,071,818	1,165,403
Accumulated Other Comprehensive Income (Loss)	58,542	(19,619)
Accumulated Deficit	(1,918,658)	(817,865)
	211,864	328,079
	$1,271,164	$650,836

See accompanying notes

Approved on Behalf of the Board

_________________________, Director

_________________________, Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2006
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2005	10,000	$77	$-	$4,825	$(36,729)	$(31,827)
March 9, 2006 - recall and cancellation of issued	(10,000)	(77)	-	-	-	(77)
shares
March 9, 2006 - issue of common shares	10,991,000	110	(33)	-	-	77
April 28, 2006 - issue of common shares	3,191,489	32	792,389	-	-	792,421
April 28, 2006 - asset acquired	1,825,000	18	133,232	-	-	133,250
Foreign currency translation adjustment	-	-	-	(24,444)	-	(24,444)
Warrants issued	-	-	37,699	-	-	37,699
Stock options issued	-	-	212,778	-	-	212,778
Compensation expense related to services not yet
rendered	-	-	(10,662)	-	-	(10,662)
Net loss	-	-	-	-	(781,136)	(781,136)
Balance - December 31, 2006	16,007,489	$160	$1,165,403	$(19,619)	$(817,865)	$328,079

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2007
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income(Loss)	Deficit	Equity

Balance - December 31, 2006	16,007,489	$160	$1,165,403	$(19,619)	$(817,865)	$328,079
Foreign currency translation adjustment	-	-	-	78,161	-	78,161
Debenture conversion	149,657	2	104,757	-	-	104,759
Warrants issued, net of transaction costs of $121,063	-	-	452,023	-	-	452,023
Stock-based compensation	-	-	202,607	-	-	202,607
Beneficial conversion feature, net of a deferred income	-	-	147,028	-	-	147,028
tax liability of $343,065
Net loss	-	-	-	-	(1,100,793)	(1,100,793)

Balance - December 31, 2007	16,157,146	$162	$2,071,818	$58,542	$(1,918,658)	$211,864

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
For the Year Ended December 31, 2007 and 2006
(Expressed in U.S. Funds)

	2007	2006

Revenue	$835,376	$261,649

Interest	27,355	4,252
	862,731	265,901

Expenses
Research and development	777,773	510,407
Research and development tax credits	(174,399)	(39,025)
Management salaries	328,513	245,637
General and administrative	166,249	84,040
Professional fees	424,817	158,925
Depreciation	42,003	33,912
Foreign exchange	113,552	(1,583)
Interest and financing fees	349,093	54,724
	2,027,601	1,047,037

Loss Before Income Taxes	(1,164,870)	(781,136)

Income taxes (note 13)	(64,077)	-

Net Loss	$(1,100,793)	$(781,136)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	78,161	(24,444)
Comprehensive Loss	$(1,022,632)	$(805,580)

Basic Weighted Average Number of Shares Outstanding	16,042,791	14,335,000

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2007 and 2006
(Expressed in U.S. Funds)

	2007	2006

Funds Provided (Used) -
Operating Activities

Net loss	$(1,100,793)	$(781,136)
Deferred income taxes	(64,077)	-
Depreciation	42,003	33,912
Stock issued for investor relations services	68,349	66,625
Financing fees paid in warrants	-	37,699
Employees and directors share-based compensation	202,607	202,116
Interest accretion and amortization of debenture costs	195,317	-
	(656,594)	(440,784)
Changes in non-cash operating elements of working
capital	(312,065)	(48,867)
	(968,659)	(489,651)
Financing Activities

Promissory note	-	134,689
Repayment of promissory note	-	(134,689)
Increase in long-term debt	-	53,754
Repayment of long-term debt	(107,871)	(22,632)
Issue of capital stock	-	1,341,750
Transaction costs	(229,323)	(549,329)
Convertible notes	1,500,000	-
	1,162,806	823,543
Investing Activity

Additions to property and equipment	(82,961)	(97,511)
Increase in Cash and Cash Equivalent	111,186	236,381
Effect of Foreign Exchange on Cash Balance	(7,797)	(19,741)
Cash and Cash Equivalent
Beginning of Year	227,578	10,938
End of Year	$330,967	$227,578

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $1,918,658 (2006 - $817,865). To date, these losses have been financed principally through common share issuance, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. To date revenues consisted primarily of research and development fee revenues from four clients and have not been sufficient to sustain operations. In order to achieve profitability, revenue streams will have to increase significantly and there is no assurance that revenues can increase to such a level. The Company has raised additional cash through the issuance of convertible debt during the year and is currently undergoing the process of raising additional capital. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.

Nature of Business

The Company specializes in the development of pharmaceutical products in co-operation with various pharmaceutical companies. Prior to March 31, 2006, the Company was in the development stage and its efforts were focused on establishing contracts with pharmaceutical companies and the research and development of pharmaceutical products. The Company completed the development stage of its operations when the Company commenced consistently generating revenues from its operations in April 2006.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

4.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the allowance for doubtful accounts, useful lives and impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the warrants issued with the convertible notes, the investments tax credits receivable and the resulting impact on the allocation of the proceeds between the convertible notes, the beneficial conversion feature and the warrants.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

The Company recognizes revenue from research and development contracts as the contracted services are performed or when milestones are achieved, in accordance with the terms of the specific agreements and when collection of the payment is reasonably assured. In addition, the performance criteria for the achievement of milestones are met if substantive effort was required to achieve the milestone and the amount of the milestone payment appears reasonably commensurate with the effort expended. Amounts received in advance of the recognition criteria being met, if any, are included in deferred income.

Sales Tax

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations.

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2007 and 2006
(Expressed in U.S. Funds)

4.

Summary of Significant Accounting Policies (Cont’d)

Cash and Cash Equivalent

Cash and cash equivalent is comprised of cash on hand and a term deposit with an original maturity date of less than three months.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers the reserve for doubtful accounts of $Nil (2006: $Nil) to be adequate to cover any exposure to loss in its December 31, 2007 and 2006 accounts receivable.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed.

Property and Equipment

Property and equipment are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the methods as follows:

On the declining balance method -
Laboratory and office equipment	20%
Computer equipment	30%
On the straight-line method -
Leasehold improvements	5 years

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repair and maintenance are expensed as incurred.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

4.

Summary of Significant Accounting Policies (Cont’d)

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

In July 2006, the FASB released FIN 48, "Uncertainty in Income Taxes," which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. The Company adopted FIN 48 on January 1, 2007 (the first fiscal year after December 15, 2006). See Note 13 for additional information."

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

4.

Summary of Significant Accounting Policies (Cont’d)

Share-Based Payments

The Company accounts for share-based payments in accordance with the provisions of FAS 123R "Share-based payments (Revised)" and accordingly recognizes in its financial statements share-based payments at their fair value. In addition, it will recognize in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense will be recognized on a straight-line basis over the vesting period and the offsetting credit will be recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital will be recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock-based awards. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the options.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The convertible debt, warrants and stock options have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

Newly Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the "fair value option") and report associated unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

4.

Summary of Significant Accounting Policies (Cont’d)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We expect SFAS 160 will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

5.

Adjustment to Issued Financial Statements

Balance sheet as at December 31, 2006

The balance sheet as at December 31, 2006 has been adjusted, in this filing, to reflect the correction of an error in the previously issued financial statements. Capital stock was not disclosed at its par value with the excess of the proceeds in additional paid-in capital. As a result, capital stock is reduced by $977,846 and additional paid-in capital is increased by the same amount. This error is not material to prior years audited statements since it is a reclassification within the stockholders equity section and has no impact on earnings or cash flows from operating or financing activities. The application of Staff Accounting Bulletin 108 ("SAB 108") has allowed a restatement of December 31, 2006 financial statements during the filing of December 31, 2007 10-KSB.

Balance sheet as at June 30 and September 30, 2007

Following the release of the third quarter financial statements, the Company corrected the calculation of the volatility of the warrants issued in connection with the convertible notes (note 9). As a result, the volatility changed from 75% to 64%. The impact of the change resulted in a decrease of $60,566 to the value of the warrants initially recorded to additional paid-in capital and a decrease of $14,171 to the related transaction costs. The beneficial conversion feature recorded to additional paid-in capital was also decreased by $60,566 and the related deferred income tax liability was increased by $35,211. The convertible notes value decreased by $100,603. The only impact this change had on net loss was to increase the interest accretion recorded for 2007 by $13,153.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

6.

Property and Equipment

			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Laboratory and office equipment	$281,485	$96,412	$185,073	$112,968
Computer equipment	26,447	10,362	16,085	9,184
Leasehold improvements	62,987	28,901	34,086	39,709
	$370,919	$135,675	$235,244	$161,861

7.

Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities is approximately $71,651 (2006 - $22,500) payable to shareholders, who are also officers of the Company.

8.

Loan Payable, Shareholder

The loan payable, shareholder, who is also an officer of the Company, is unsecured, bears interest at 6% per annum and is not repayable prior to January 1, 2009. Interest incurred during the year amounted to approximately $5,636 (2006 - $5,300) which is measured at the exchange amount.

9.

Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totalling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments commenced on July 1, 2007. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

The Company paid approximately $229,323 in cash consideration for and issued warrants with a fair value of $82,993 in consideration for transaction costs as explained in note 12. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

9.

Convertible Notes (Cont’d)

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

In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $490,093 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF Issue 00-27 "Application of Issue No.98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $490,093 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. As long as any portion of the convertible notes remains outstanding, the Company shall not pay any cash dividends or distributions on any equity securities of the Company without prior written consent from the holders of the convertible note.

The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	64%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company have been pledged as security of the convertible notes. As at December 31, 2007, $66,180 of interest has been paid, and $195,317 of interest has been accreted. During the year, $104,759 of convertible notes were exchanged for 149,657 shares of common stock.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

10.

Commitment

The Company has entered into an agreement to lease premises up to August 2009. The future minimum lease payments over the next two years are approximately as follows:

2008	$ 15,900
2009	10,800

11.

Capital Stock

	2007	2006

Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares
Issued -
16,157,146 (2006 – 16,007,489) common shares	$162	$160

On March 9, 2006, the Company recalled and cancelled its 10,000 issued and outstanding common shares and issued in exchange 10,991,000 common shares.

On April 28, 2006, the Company issued 3,191,489 common shares for cash consideration of $1,341,750. The transaction costs related to the share issuance amounted to $549,329.

On the same date, the Company completed a share exchange transaction with IntelGenx Technologies Corp. in which it acquired prepaid investor relations services amounting to $133,250.

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

During the year, the Company issued 149,657 common shares in exchange for $104,759 of convertible notes.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

On May 22, 2007, IntelGenx Technologies Corp. issued 214,286 stock purchase warrants exercisable into common shares at $0.70 per share which expire on May 22, 2011. The Stock purchase warrants were issued as part of the transaction costs in connection with the convertible notes described in note 9. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $82,993, using the following assumptions:

Expected volatility	64%
Expected life	4 years
Risk-free interest rate	4.39%
Dividend yield	Nil

As at December 31, 2007, no stock purchase warrants have been exercised.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

12.

Additional Paid-In Capital (Cont’d)

Information with respect to warrant activity for 2006 and 2007 is as follows:

		Weighted average
	Number of warrants	exercise price
		$

Outstanding – January 1, 2006	-	-

Granted	190,691	0.41

Outstanding – December 31, 2006	190,691	0.41

Warrants attached to convertible notes (note 9)	2,142,857	1.02
Warrants issued as part of transaction costs
(note 12)	214,286	1.02

Outstanding – December 31, 2007	2,547,834	0.97

Stock Options

In November 2006, the Company adopted the 2006 Stock Incentive Plan ("Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company. A total of 1,600,749 shares of common stock are reserved for issuance under this plan. Options may be granted under the Plan on terms and at prices as determined by the Board of Directors except that the options cannot be granted at less than 100%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. All options granted to individuals other than non-employee directors will have a total vesting period of 24 months from the date of grant, with one quarter of the total options granted vesting and becoming exercisable every six months. Options granted to non-employees will vest and become 100% fully exercisable immediately upon grant.

On September 26, 2006, the Company granted 225,000 stock options to certain of its directors to purchase common shares. The stock options are immediately exercisable at $0.41 per share and expire in five years.

On October 1, 2006, the Company granted to a consultant for investor relations services 69,000 stock options to purchase common shares. The stock options are immediately exercisable at $0.41 per share and expire in ten years.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

12.

Additional Paid-In Capital (Cont’d)

On November 9, 2006, the Company granted 450,000 stock options to certain of its employees to purchase common shares. The stock options are immediately exercisable at $0.41 per share and expire in ten years.

On November 13, 2006, the Company granted to a consultant for services provided in connection with the transaction on April 28, 2006, 250,000 stock options to purchase common shares. The stock options are immediately exercisable at $0.41 per share and expire in ten years.

On November 16, 2006, the Company granted 100,000 stock options to certain of its employees to purchase common shares. On the same date, the Company also granted 25,000 stock options to purchase common shares to an R&D consultant. The stock options are immediately exercisable at $0.41 per share and expire in ten years.

On August 9, 2007, the Company granted 257,500 stock options to employees and directors to purchase common shares. The stock options are exercisable at $1.15 per share and have a term of 10 years with vesting provisions ranging from immediate to vesting in equal increments over two years.

The fair values of all options granted during 2007 and 2006 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006

Expected option life	5.00 - 5.75 years	2.50 - 5.75 years
Volatility	71%	88%
Risk-free interest rate	4.58%	4.78%
Dividend yield	Nil	Nil

The weighted average grant-date fair values for stock options granted during 2007 and 2006 were $0.74 and $0.33 per option, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

12.

Additional Paid-In Capital (Cont’d)

Information with respect to stock option activity for 2006 and 2007 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2006	-	-

Granted	1,119,000	0.41
Forfeited	-	-
Expired	-	-
Exercised	-	-

Outstanding – December 31, 2006	1,119,000	0.41

Granted	257,500	1.15
Forfeited	-	-
Expired	-	-
Exercised	-	-

Outstanding – December 31, 2007	1,376,500	0.55

Details of stock options outstanding as at December 31, 2007 are as follows:

	Outstanding options				Exercisable options

		Weighted	Weighted			Weighted
		average	average			average
Exercise	Number of	remaining	exercise	Aggregate	Number	exercise	Aggregate
prices	options	contractual life	price	intrinsic value	of options	price	intrinsic value
$		(years)	$	$		$	$

0.41	1,119,000	7.84	0.41		1,064,312	0.41
1.15	257,500	9.58	1.15		138,750	1.15

	1,376,500	8.16	0.55	436,410	1,203,062	0.60	415,082

Stock-based compensation expense recognized in 2007 in regards to the stock options was $202,607 (2006 - $212,778). As of December 31, 2007, total unrecognized compensation expense related to unvested stock options was $97,381. This amount is expected to be recognized as expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of these stock options to accelerate and would result in this amount being charged to stock-based compensation expense.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

13.

Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2007	2006
Statutory income taxes	$(352,000)	$(242,000)
Net operating losses for which no tax benefits have been recorded	140,000	76,000
Excess of amortization over capital cost allowance	14,000	11,000
Non-deductible expenses	147,000	98,000
Undeducted research and development expenses	143,000	105,000
Tax deductible portion of transaction costs	(36,000)	(34,000)
Investment tax credit	(56,000)	(14,000)
Lower effective tax rate resulting from deferred income taxes
drawdowns	(64,000)	-
	$(64,000)	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2007	2006
Property and equipment	$(15,000)	$(2,000)
Net operating losses carryforward (expiring 2015-2016)	264,000	109,000
Undeducted research and development expenses	206,000	105,000
Non-refundable tax credits carryforward	23,000	93,000
Transaction costs to be deducted in future years	108,000	136,000
	586,000	441,000
Valuation allowance	(586,000)	(441,000)
	$-	$-

There were Canadian and provincial net operating losses of approximately $794,000 (2006 - $350,000) and $908,000 (2006 - $387,000) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2007, the Company had non-refundable tax credits of $24,000 (2006 -$93,000) expiring in 2017 and undeducted research and development expenses of $670,000 (2006 - $340,000) with no expiration date.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

13.

Income Taxes (Cont’d)

Due to the reorganization of the corporation, there were $549,000 of transaction costs of which $113,000 was deductible in the current year (2006- $109,000). The remaining transaction costs are deductible for income tax purposes in equal amounts over the next three years.

The deferred tax benefit of these items was not recognized in the accounts.

Deferred Income Taxes

The balance of deferred income taxes as at December 31, 2007 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Prior to January 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2007.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48.

The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005 were zero.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

13.

Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2007:

Tax Jurisdictions	Tax Years
Federal - Canada	2003 and onward
Quebec - Canada	2003 and onward

14.

Statement of Cash Flows Information

	2007	2006

Accounts receivable	$(292,253)	$(132,948)
Prepaid expenses	49,471	(6,721)
Investment tax credits receivable	(200,774)	26,258
Accounts payable and accrued liabilities	131,491	64,544
Changes in non-cash operating elements of working capital	$(312,065)	$(48,867)
Additional Cash Flow Information:
Interest paid	$81,194	$35,000

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

15.

Related Party Transactions

During the year the Company incurred expenses of approximately $18,606 (2006 - $17,850) for laboratory equipment leased from a shareholder and $5,636 (2006 - $5,300) for interest on the loan payable shareholder.

Included in professional fees are approximately $18,104 (2006 - $Nil) paid to a non-employee director of the Company.

In 2007, the Company amortized interest and financing fees of approximately $79,477 (2006 - $Nil) for share based compensation to a former officer and director of the Company in connection with the private placement closed on April 28, 2006.

Included in management salaries are $76,733 for options granted to non-employee directors and $10,609 for options granted to the CFO.

In December 2007, the Company purchased $60,000 in laboratory equipment from a shareholder who is also an officer. The Company has had the use of the equipment since 2005.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

16.

Comparative Figures

Certain reclassifications of 2006 amounts have been made to facilitate comparison with the current year.

17.

Subsequent Event

On March 27, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,000. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share. and expires 24 months after the date of issuance.

The Company paid an agent a cash commission in the amount of $196,000, which is equal to 7% of the gross proceeds of the offering and issued an agent option entitling the agent to acquire 320,080 units at $0.70 per unit, which expires 24 months after the date of issuance. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance of the unit.

The cash consideration paid to the agent and the fair value of the agent option will be reflected as a reduction to the additional paid-in capital.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Funds)

17.

Subsequent Event (Cont’d)

Pursuant to the terms of the private placement, the Company is obliged to use its best effort to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. In the event that these provisions are not satisfied within 4 months, the exercise price of the warrants shall be reduced to $0.93. In addition, if the Company is not listed on the TSX Venture Exchange within 2 months of the private placement, the Company shall: (i) pay to each subscriber under this private placement a cash penalty in the amount of 5% of the aggregate subscription price paid by the subscriber and an additional 1% of the aggregate subscribtion price for every subsequent calendar month thereafter that the listing is not effected, to a maximum of 3 months; and (ii) reduce the exercise price of the agent’s option by 5% with an additional 1% for every subsequent calendar month thereafter that the listing is not effected. Pursuant to EITF 00-19-2 "Accounting In Registration Payment Arrangements", the Company concluded that at inception, payments under these commitments are not probable.