Form 10-Q
period 2008-03-31
IntelGenx Technologies Corp.
filed 2008-05-15
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-31187

INTELGENX TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0638336
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6425 Abrams, Ville Saint Laurent, Quebec H4S 1X9, Canada
-------------------------------------------------------------
(Address of principal executive offices)

(514) 331-7440
--------------------------------------------------------------
(Issuer's telephone number)

(Former Name, former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐       No ☐

APPLICABLE TO CORPORATE ISSUERS:

20,740,002 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 12, 2008.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.
Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

Contents

Balance Sheet	2

Statement of Shareholders' Equity	3

Statement of Operations and Comprehensive Loss	4

Statement of Cash Flows	5

Notes to Interim Financial Statements	6 - 13

IntelGenx Technologies Corp.
Consolidated Interim Balance Sheet
As at March 31, 2008
Expressed in U.S. Funds
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current
Cash and cash equivalents	$2,879,200	$330,967
Accounts receivable	261,764	427,476
Income taxes recoverable	-	11,028
Prepaid expenses	43,386	23,443
Investment tax credits receivable	228,694	243,006
	3,413,044	1,035,920
Property and Equipment	218,366	235,244

	$3,631,410	$1,271,164
Liabilities
Current
Accounts payable and accrued liabilities	742,268	261,485
Loan Payable, Shareholder	97,723	101,193
Convertible Notes, less unamortized discount and deferred charges of $908,411 ($1,082,366 in 2007) (note 5)	486,830	417,634
Deferred Income Tax Liability	243,572	278,988
Shareholders' Equity
Capital Stock (note 6)	202	162
Additional Paid-in Capital (note 7)	4,437,457	2,071,818
Accumulated Other Comprehensive Income	5,437	58,542
Deficit	(2,382,079)	(1,918,658)
	2,061,017	211,864
	$3,631,410	$1,271,164

See accompanying notes

Approved on Behalf of the Board

/S/ Horst G. Zerbe

/S/ J. Bernard Boudreau

IntelGenx Technologies Corp.
Consolidated Interim Statement of Shareholders' Equity
For the Three-Month Period Ended
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2007	16,157,146	$162	$ 2,071,818	$58,542	$(1,918,658)	$211,864
Foreign currency translation adjustment for the period	-	-	-	(53,105)	-	(53,105)
Issue of common stock, net of transaction costs of
$415,290 (note 6)	4,001,000	40	1,712,630	-	-	1,712,670
Warrants issued, net of transaction costs of $131,291 (note 7)	-	-	541,449	-	-	541,449
Warrants exercised (note 7)	5,186	-	-	-	-	-
Agent’s options (note 6)	-	-	95,000	-	-	95,000
Stock-based compensation	-	-	16,560	-	-	16,560
Net loss for the period	-	-	-	-	(463,421)	(463,421)
Balance - March 31, 2008	20,163,332	$202	$ 4,437,457	$5,437	$(2,382,079)	$2,061,017

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Interim Statement of Shareholders' Equity
For the Three-Month Period Ended March 31, 2008
Expressed in U.S. Funds
(Unaudited)

	For the Three-Month Period
	Ended March 31,

	2008	2007

Revenue	$144,997	$87,455
Interest	13,104	-
	158,101	87,455
Expenses
Research and development	337,624	103,865
Research and development tax credits	(44,852)	(21,340)
Management salaries	107,523	24,601
General and administrative	48,169	32,478
Professional fees	118,436	63,860
Depreciation	13,604	9,278
Foreign exchange	(51,502)	788
Interest and financing fees	127,936	13,767
	656,938	227,297
Loss Before Income Taxes	(498,837)	(139,842)
Income taxes (note 8)	(35,416)	-
Net Loss	(463,421)	(139,842)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(53,105)	1,290

Comprehensive Loss	$(516,526)	$(138,552)
Basic Weighted Average Number of Shares
Outstanding	16,123,812	16,007,489
Basic and Diluted Loss Per Common Share (note 10)	$(0.03)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Interim Statement of Shareholders' Equity
For the Three-Month Period Ended March 31, 2008
Expressed in U.S. Funds
(Unaudited)

	For the Three-Month
	Period Ended March 31,

	2008	2007
Funds Provided (Used) -
Operating Activities
Net loss	$(463,421)	$(139,842)
Depreciation	13,604	9,278
Investor relations services	-	31,739
Stock-based compensation	16,560	24,395
Interest accretion and amortization of debenture costs	97,498	-
Deferred income taxes	(35,416)	-
	(371,175)	(74,430)
Changes in non-cash operating elements of working capital	651,893	(67,628)
	280,718	(142,058)
Financing Activities
Repayment of long-term debt	-	(5,975)
Issue of common stock	2,800,700	-
Transaction costs	(451,581)	-
	2,349,119	(5,975)

Investing Activities
Additions to property and equipment	(4,370)	(3,606)
Increase (Decrease) in Cash and Cash Equivalents	2,625,467	(151,639)
Effect of Foreign Exchange on Cash and Cash Equivalent	(77,234)	(92)
Cash and Cash Equivalents
Beginning of Period	330,967	227,578
End of Period	$2,879,200	$75,847

See accompanying notes

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 4 of IntelGenx Technologies Corp. financial statements for the year ended December 31, 2007 and 2006. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the IntelGenx Technologies Corp. audited financial statements for the years ended December 31, 2007 and 2006.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $2,382,079 (2007 - $1,918,658). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

Management has continued to develop a strategic plan to build a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. Management anticipates generating revenue through development contracts during the year. The Company has raised additional cash through the issuance of common shares in the three month period ended March 31, 2008. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.

Adoption of New Accounting Standards

Fair Value Measurements

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of SFAS 157 on the non-financial assets and liabilities found on its consolidated financial statements.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

3.

Adoption of New Accounting Standards (Cont’d)

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. Level 3: Unobservable inputs that are not corroborated by market data. In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases. The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business, the investment tax credits receivable and the convertible notes approximate fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder is presumed to have a fair value measured by the cash proceeds exchanged at issuance in accordance with APB-21.

	March 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated Fair
	Value	Fair Value	Value	Value
Financial assets
Cash and cash equivalents	$2,879,200	$2,879,200	$330,967	$330,967
Investment tax credits receivable	$228,694	$228,694	$243,006	$243,006

Financial liabilities
Loan payable, shareholder	$97,723	$97,723	$101,193	$101,193
Convertible notes	$486,830	$486,830	$417,634	$417,634

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

3.

Adoption of New Accounting Standards (Cont’d)

The convertible notes use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible notes is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower. The following summarizes the changes in the fair value of the convertible notes for the three month period ending March 31, 2008:

Opening Balance, December 31, 2007	$417,634
Interest accretion and amortization of debenture cost	97,498
Interest paid during the period	(28,302)

Ending Balance, March 31, 2008	$486,830

4.

Significant Accounting Policies

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments and hedging activities.

5.

Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totalling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on March 22, 2009. Interest is payable quarterly and payments commenced on July 1, 2007. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

The Company paid approximately $229,323 in cash consideration and issued warrants with a fair value of $82,993 in consideration for transaction costs. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

5.

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

Substantially all of the assets of the Company have been pledged as security of the convertible notes. For the three months ended March 31, 2008, $28,714 (2007- $Nil) of interest has been paid, and $97,498 (2007- $Nil) of interest has been accreted. In the first quarter of 2008, no convertible notes were exchanged for shares of common stock.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

6.

Capital Stock

	March 31,	December 31,
	2008	2007
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
20,163,332 (2007 - 16,157,146) common shares	$202	$162

On March 27, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,700. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,127,960. (See note 8 for the portion allocated to the warrants.)

The Company paid an agent a cash commission in the amount of $196,000, which is equal to 7% of the gross proceeds of the offering and issued an agent option entitling the agent to acquire 320,080 units (consisting of one common share and one common share purchase warrant) at $0.70 per unit, which expires 24 months after the date of issuance. Each common share purchase warrant included in the unit entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance of the unit. In addition, the Company paid approximately $256,000 in cash consideration for other transaction costs. All the above transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

Pursuant to the terms of the private placement, the Company is obliged to use its best efforts to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. In the event that these provisions are not satisfied within 4 months, the exercise price of the warrants shall be reduced to $0.93. In addition, if the Company is not listed on the TSX Venture Exchange within 2 months of the private placement, the Company shall: (i) pay to each subscriber under this private placement a cash penalty in the amount of 5% of the aggregate subscription price paid by the subscriber and an additional 1% of the aggregate subscription price for every subsequent calendar month thereafter that the listing is not effected, to a maximum of 3 months; and (ii) reduce the exercise price of the agent’s option by 5% with an additional 1% for every subsequent calendar month thereafter that the listing is not effective. Pursuant to FSP EITF 00-19-2 "Accounting In Registration Payment Arrangements", the Company concluded that at inception, payments under these commitments are not probable. The Company’s assessment as at March 31, 2008 has not changed.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

7.

Additional Paid-In Capital

Stock Options

No stock options were granted during the first quarter of 2008 and, as at March 31, 2008, no stock options were exercised.

During the first quarter of 2008, the Company recognized $16,560 in stock-based compensation granted in 2006 (2007- $24,395). As at March 31, 2008, the Company has $79,894 (2007- $98,133) of unrecognized stock-based compensation.

On March 27, 2008, IntelGenx Technologies Corp. issued 320,080 agent’s options exercisable into one common share and one stock purchase warrant per agent’s option. The exercise price of the option and the stock purchase warrant are $0.70 and $1.02 respectively and they expire on March 27, 2010. As at March 31, 2008, no agent’s options were exercised. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 6. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $95,000, using the assumptions below:

Expected volatility	77%
Expected life	2 years
Risk-free interest rate	1.75%
Dividend yield	Nil

Warrants

On March 27, 2008, IntelGenx Technologies Corp. issued 4,001,000 stock purchase warrants exercisable into common shares at $1.02 per share which expire on March 27, 2010. The Stock purchase warrants were issued in connection with the private placement described in note 6. The stock purchase warrants were valued at $672,740 based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	77%
Expected life	2 years
Risk-free interest rate	1.75%
Dividend yield	Nil

As at March 31, 2008, 5,186 shares of common stock were issued as a result of the cashless exercise of 10,638 warrants with an exercise price of $0.41 and a fair value of $0.80. These warrants were initially granted for services rendered pursuant to the share exchange transaction of April 28, 2006.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

8.

Income Taxes

Deferred Income Taxes

The balance of deferred income taxes as at March 31, 2008 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

9.

Related Party Transactions

During the three month period ending March 31, 2008, the Company incurred expenses of approximately $5,044 (2007 - $4,320) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $1,545 (2007 - $1,300) for interest on the loan payable shareholder.

Included in professional fees are $Nil (2007 - $8,500) paid to a non-employee director of the Company.

Included in interest and financing fees are $Nil (2007 - $9,400) for share-based compensation to an officer and director of the Company.

Included in management salaries are $6,365 (2007 - $Nil) for options granted to the CFO under the 2006 Stock Option Plan.

Included in accounts payable and accrued liabilities is approximately $76,000 (2007 - $33,000) payable to shareholders, who are also officers of the Company.

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

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2008
Expressed in U.S. Funds
(Unaudited)

11.

Subsequent Events

On April 7, 2008, the Company ratified with Cary Pharmaceutical an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company will account for this transaction as a collaborative agreement as defined as EITF 07-1 "Accounting for Collaborative agreements". Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents will be restricted for the funding of this venture. This cash will be taken from the proceeds of the private placement of March 27, 2008. As of May 12, 2008, the Company has disbursed approximately $669,715 on the project resulting in a restricted cash balance of $1,330,285.

On April 22, 2008, the Company has entered into agreements to amend the anti-dilution terms of the convertible notes. As consideration for entering into this amendment, the Company has agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares.

On April 22, 2008, $100,000 warrants were exercised for 100,000 common shares having a par value of $1 for cash consideration of $41,000, resulting in an increase in additional paid-in capital of $41,000.

Subsequent to March 31, 2008, 81,700 stock options were exercised at $0.41 per option.

Subsequent to March 31, 2008, 235,714 common shares were issued as a result of the conversion of $165,000 of convertible notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements for the three month period ended March 31, 2008 and 2007 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. ("IntelGenx")

Overview

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

Results of Operations — three months ended March 31, 2008 compared to the three month period ended March 31, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Revenue	$158,101	$87,455	$70,646	81%
Research and Development Expenses	337,624	103,865	233,759	225%
Research and Development Tax Credit	(44,852)	(21,340)	(23,512)	110%
Management salaries	107,523	24,601	82,922	337%
General and Administrative Expenses	48,169	32,478	15,691	48%
Professional Fees	118,436	63,860	54,576	85%
Interest and financing fees	127,936	13,767	114,169	829%
Net income (loss)	(463,421)	(139,842)	(323,579)	231%

Revenue

Total revenues for the quarter ended March 31, 2008 were $158,101, compared with $87,455 for the same period in 2007, an increase of $70,646, or 81%. The increase in total revenue for the three month period is primarily attributable to revenues received pursuant to our research and development agreements with our pharmaceutical partners. The remaining amount is attributable to interest income of $13,104 earned on the cash proceeds from the sale of our securities in May 2007.

Our research and development revenues for the quarter ended March 31, 2008 consisted of $144,997 received for development milestones achieved in connection with product development projects initiated in 2007 and prior.

Research and development

Research and development expenses for the quarter ended March 31, 2008 were $337,624, as compared to $103,865 for the same period in 2007. The increase in research and development expenses is attributable to the increased drug development activities. Included in these costs are R&D Salaries of $106,453 in 2008, $3,830 of which are non-cash compensation resulting from the amortization of options granted in 2006. Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses during the current year due to a further increase of development projects. For the three months ended March 31st, 2008, we have recorded estimated Research and Development Tax Credits and refunds of $44,852 ($21,340 in 2007).

On April 7, 2008, the Company ratified with Cary Pharmaceutical an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the Agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company will account for this transaction as a collaborative agreement. Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents will be dedicated to the funding of this venture. This cash will be taken from the proceeds of the private placement of March 27, 2008. As of May 12, 2008, the Company has disbursed approximately $669,715 on the project leaving $1,330,285 of cash as restricted for the funding of this venture.

Management Salaries and General and Administrative

Management salaries increased to $107,523 for the three month period ended March 31st, 2008 ($24,601 in 2007) while general and administrative expenses increased to $48,169 ($32,478 in 2007). Included in management salaries are $12,730 in non cash compensation from the amortization of options granted to management employees in 2007. The remaining cash increase in management salaries is attributable to the addition of the Chief Financial Officer and the Vice-President Business Development. The increase in G&A expenses is attributed to the increase in corporate operations. In order to continue to support ongoing product development activities and allow the addition of further development programs the Company is seeking a different location in 2008 consequently, management expects the G&A expenses to increase during the year.

Professional Fees

Professional fees increased to $118,436 for the three month period ended March 31st, 2008 from $63,860 for the same period in 2007, none of which is non-cash compensation for Investor Relations contracts ($33,312 in 2007). The increase reflects amounts paid to our legal counsel and auditors in connection with our reporting obligations as well as our investor relations firm.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expenses, warrants and share based payments totaled $16,560 for the three month period ended March 31st, 2008 as compared to $24,395 for the three months ended March 31, 2007.

We expensed $16,560 during the first quarter of 2008 for options granted to company employees in 2006 and 2007 under the 2006 Stock Option Plan. There remains approximately $79,894 in stock based compensation to be expensed in fiscal 2008 and 2009 related to the issuance of options during 2006 and 2007. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense and may result in warrant amortization expense.

Financing Cost

We incurred interest and financing fee expense of $127,936 during the period ended March 31st, 2008 compared to $13,767 for the same period in 2007. The majority of the financing fee expense is made up of a non-cash accretion expense of $97,498, and cash interest payments of $28,714 on the convertible debentures issued in May 2007. Based on the outstanding principal amount of the convertible debentures issued in May 2007, and assuming no additional conversions of these debentures into common stock, we expect to incur interest expense of $84,000 in 2008.

Net Loss

Net loss for the three month period ended March 31st, 2008 was $463,421, as compared to a net loss of $139,842 for the same period in 2007. The increase in the net loss for the three month period ended March 31st, 2008 is primarily due to increases in research and development expenses, management salaries, professional fees and financing expenses. These expenses were partially offset by higher research and development revenues and interest income. In 2008, the Company incurred non-recurring and non-cash expenses for a total of $92,246 for accretion expense, depreciation, share-based compensation and deferred income taxes.

Key items from the Balance Sheet — March 31, 2008 compared to December 31, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Current Assets	$3,413,044	$1,035,920	$2,377,124	229%
Property and Equipment	218,366	235,244	(16,878)	7%
Current Liabilities	742,268	261,485	480,783	184%
Loan Payable, Shareholder	97,723	101,193	(3,470)	3%
Convertible notes	486,830	417,634	69,196	17%
Deferred Income Tax Liability	243,572	278,988	(35,416)	13%
Capital Stock	202	162	40	25%
Additional Paid-in-Capital	4,437,457	2,071,818	2,365,639	114%

Current Assets

At March 31st, 2008 we had current assets of $3,413,044 compared to $1,035,920 at December 31, 2007. The majority of the net increase of $2,377,124 is made up of an increase in cash resulting from the completion of our private placement on March 27, 2008.

Prepaid Expenses

At March 31, 2008 we had prepaid expenses of $43,386 compared to $23,443 at December 31, 2007. The majority of the increase of $19,943 is attributable to insurance.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $2,879,200 ($330,967 at December 31, 2007). We also had accounts receivable of $261,764, and $228,694 of investment tax credits receivable ($427,476 and $243,006 respectively at December 31, 2007).

On April 7, 2008, the Company ratified with Cary Pharmaceutical an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the Agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company will account for this transaction as a collaborative agreement. Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents will be dedicated to the funding of this venture. This cash will be taken from the proceeds of the private placement of March 27, 2008. As of May 12, 2008, the Company has disbursed approximately $669,715 on the project leaving $1,330,285 of cash as restricted for this venture.

At March 31, 2008, we had accounts payable and accrued liabilities of $742,268. Professional fees represent $299,890 of this amount while other accruals include $75,866 due to a shareholder.

With the funds received as a result of the financing on March 27, 2008, we are confident that we have sufficient cash available to satisfy our requirements for the current year. At March 31, 2008, we had total assets of $3,631,410 and shareholders’ equity of $2,061,017. (At December 31, 2007, $1,271,164 and $211,864 respectively)

Property and Equipment

At March 31, 2008 we had property and equipment of $218,366 compared to $235,244 at December 31, 2007. The increase is made up of additions of $1,148 and $3,337 for office and computer equipment respectively, with $13,604 for depreciation as well as a currency exchange rate decrease of $7,759.

Loan Payable, Shareholder

At March 31, 2008 the loan payable, shareholder was $97,723 compared to $101,193 at December 31, 2007. The difference of $3,470 reflects the currency exchange rate fluctuation.

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

In connection with the placement, the Company granted 214,286 warrants to the placement agent. The warrants are exercisable at $0.70 per share and expire May 22, 2011.

At March 31, 2008 we had convertible notes of $486,830 with $417,634 at December 31, 2007. In 2008, this represents $1,395,241 in convertible note financing less unamortized discount and deferred charges of $908,411. There were no conversions into shares of common stock during the first quarter of 2008.

Capital Stock

On March 27, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,700. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance.

The Company paid an agent a cash commission in the amount of $196,049, which is equal to 7% of the gross proceeds of the offering and issued an agent option entitling the agent to acquire 320,080 units at $0.70 per unit, which expires 24 months after the date of issuance. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance of the unit.

The cash consideration paid to the agent and the fair value of the agent option is reflected as a reduction to the additional paid-in capital.

Pursuant to the terms of the private placement, the Company is obliged to use its best effort to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. In the event that these provisions are not satisfied within 4 months, the exercise price of the warrants shall be reduced to $0.93. In addition, if the Company is not listed on the TSX Venture Exchange within 2 months of the private placement, the Company shall: (i) pay to each subscriber under this private placement a cash penalty in the amount of 5% of the aggregate subscription price paid by the subscriber and an additional 1% of the aggregate subscription price for every subsequent calendar month thereafter that the listing is not effected, to a maximum of 3 months; and (ii) reduce the exercise price of the agent’s option by 5% with an additional 1% for every subsequent calendar month thereafter that the listing is not effective.

The Company received gross proceeds of $2,800,700 from the private placement. Total transaction costs paid in cash including professional fees and agent compensation were $451,581. Accordingly, the Company received net cash proceeds of $2,349,119.

At March 31, 2008 we had capital stock of $202 compared to $162 at December 31, 2007. The increase reflects the private placement completed on March 27, 2008. Capital stock was disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

The Company filed an S1 resale registration statement for the common shares and the warrants issued to subscribers on April 28, 2008. The S1 Resale registration statement was declared effective on May 14, 2008.

Additional Paid-in-Capital

At March 31, 2008 we had additional paid-in capital of $4,437,457 compared to $2,071,818 at December 31, 2007. The change is made up of increases of $2,127,920, $672,740, and $95,000 for the private placement in relation to common stock issued, warrants, and agent compensation respectively as well as a decrease of $546,581 for transaction costs. Additional paid in capital also increased by $16,560 for stock based compensation.

Key items from the Statement of Cash Flows — three months ended March 31, 2008 compared to the three month period ended March 31, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Operating Activities	$280,718	$(142,058)	$422,776	298%
Financing Activities	2,349,119	(5,975)	2,355,094	39416%
Investing Activities	(4,370)	(3,606)	(764)	21%
Cash and cash equivalent - end of period	2,879,200	75,847	2,803,353	3696%

Statement of cash flows

Net cash provided by operating activities was $280,718 for the quarter ended March 31, 2008, as compared to a use of $142,058 in 2007. In 2008, net cash provided by operating activities consisted of an operating loss of $463,421, and an increase in non-cash operating elements of working capital of $651,893. Non-cash items included in operating activities totaled $92,246 and included the following items: depreciation, share based compensation expense, interest and expense accretion on the convertible notes issued in May 2007 and deferred income tax provision. Our operating activities will continue to consume our available funds until we can generate increased sales revenues.

The net cash provided by financing activities was $2,349,119 for the three months ended March 31, 2008 compared to a use of funds of $5,975 for the same period in 2007. Of the net cash provided by financing activities in 2008, $2,800,700 came from a private placement financing completed on March 27, 2008, while $451,581 were used to pay related cash transaction costs.

The net cash used in investing activities was $4,370 for the three months ended March 31, 2008 compared to a use of funds of $3,606 for the same period in 2007. The cash of $4,370 was used to purchase capital assets in 2008.

The balance of cash at the end of March 2008 was $2,879,200 as compared to $75,847 in 2007. The overall increase was due to the funds received from the private placement financing completed on March 27, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10Q, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Annual Report. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:
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

Item 4.

Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.

Other Information

This Item is not applicable.

Item 6.

Exhibits

(a) Exhibits:

Exhibit 1	Agreement with Cary Pharmaceuticals Inc. *

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: May 15, 2008	By: /S/	Horst Zerbe
Horst Zerbe
President, C.E.O. and
Director

Date: May 15, 2008	By: /S/	Gino Di Iorio
Gino Di Iorio
Chief Financial Officer