Form 10-Q
period 2008-06-30
IntelGenx Technologies Corp.
filed 2008-08-14
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐             No ☐

APPLICABLE TO CORPORATE ISSUERS:

20,740,002 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 13, 2008.

IntelGenx Technologies Corp.

Form 10-Q

TABLE OF CONTENTS

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2008
(Expressed in U.S. Funds)

Contents

Balance Sheet	2

Statement of Shareholders' Equity	3

Statement of Operations and Comprehensive Loss	4

Statement of Cash Flows	5

Notes to Interim Financial Statements	6 - 16

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in U.S. Funds)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current
Cash and cash equivalents	$1,043,388	$330,967
Restricted cash (note 5)	984,394	-
Accounts receivable	263,764	427,476
Income taxes recoverable	-	11,028
Prepaid expenses	47,098	23,443
Investment tax credits receivable	274,646	243,006
	2,613,290	1,035,920
Property and Equipment	209,858	235,244
	$2,823,148	$1,271,164
Liabilities
Current
Accounts payable and accrued liabilities	623,287	261,485
Loan Payable, Shareholder	98,481	101,193
Convertible Notes, less unamortized discount of $726,861 (note 6)	503,380	417,634
Deferred Income Tax Liability	190,112	278,988
Commitments (note 7)
Shareholders' Equity
Capital Stock (note 8)	208	162
Additional Paid-in-Capital	4,926,016	2,071,818
Accumulated Other Comprehensive Income	15,231	58,542
Accumulated Deficit	(3,533,567)	(1,918,658)
	1,407,888	211,864
	$2,823,148	$1,271,164
See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe                             Director

/s/Bernard Boudreau                       Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2007	16,157,146	$162	$2,071,818	$58,542	$(1,918,658)	$211,864
Foreign currency translation adjustment for the period	-	-	-	(43,311)	-	(43,311)
Issue of common stock, net of transaction costs of $415,290 (note 8)	4,001,000	40	1,712,630	-	-	1,712,670
Warrants issued, net of transaction costs of $131,291 (note 9)	-	-	541,449	-	-	541,449
Cashless warrants exercised (note 9)	5,186	-	-	-	-	-
Agent’s options (note 9)	-	-	95,000	-	-	95,000
Stock-based compensation (note 9)	-	-	61,520	-	-	61,520
Options exercised (note 8)	81,500	1	33,414	-	-	33,415
Warrants exercised (note 8)	100,000	1	40,999	-	-	41,000
Modification of warrant terms (note 9)	-	-	92,571	-	-	92,571
Debenture conversions (note 6)	235,714	2	164,998	-	-	165,000
Stock-based compensation to debenture holders (note 8)	159,456	2	111,617	-	-	111,619
Net loss for the period	-	-	-	-	(1,614,909)	(1,614,909)
Balance – June 30, 2008	20,740,002	$208	$4,926,016	$15,231	$(3,533,567)	$1,407,888

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

	For the three-month period		For the six-month period
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenue	$291,528	$335,923	$436,526	$423,378
Interest	6,471	-	19,575	-
	297,999	335,923	456,101	423,378
Expenses
Research and development	628,219	152,776	965,843	256,641
Research and development tax credits	(44,567)	(28,547)	(89,419)	(49,887)
Management salaries	178,675	42,390	286,198	66,991
General and administrative	56,514	30,391	104,683	62,869
Professional fees	305,192	153,943	423,628	217,803
Depreciation	13,517	8,474	27,121	17,752
Foreign exchange	(23,293)	(1,680)	(74,795)	(892)
Interest and financing fees	388,690	45,909	516,626	59,676
	1,502,947	403,656	2,159,885	630,953
Loss Before Income Taxes	(1,204,948)	(67,733)	(1,703,784)	(207,575)
Income taxes	(53,459)	-	(88,875)	-
Net Loss	(1,151,489)	(67,733)	(1,614,909)	(207,575)
Other Comprehensive Loss
Foreign currency translation adjustment	9,586	31,850	(43,311)	33,140
Comprehensive Loss	$(1,141,903)	$(35,883)	$(1,658,220)	$(174,435)
Basic Weighted Average Number of Shares Outstanding	20,502,837	16,007,489	18,329,991	16,007,489
Basic and Diluted Loss Per Common Share (note 12)	(0.06)	-	(0.09)	(0.01)
See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

	For the Three-month period		For the Six-month period
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Funds Provided (Used) -
Operating Activities
Net loss	$(1,151,489)	$(67,733)	$(1,614,909)	$(207,575)
Depreciation	13,517	8,474	27,121	17,752
Investor relations services	-	32,782	-	64,521
Stock-based compensation	44,960	14,682	61,520	39,077
Modification of warrant terms	92,571	-	92,571	-
Interest accretion	155,296	17,548	252,794	17,548
Deferred income tax	(53,459)	-	(88,875)	-
Issue of capital stock	111,619	-	111,619	-
	(786,985)	5,753	(1,158,159)	(68,677)
Changes in non-cash operating elements of working capital	(170,647)	109,156	481,247	41,528
	(957,632)	114,909	(676,912)	(27,149)
Financing Activities
Repayment of long term debt	-	(101,896)	-	(107,871)
Issue of capital stock	74,415	-	2,875,115	-
Transaction costs	-	(229,323)	(451,581)	(229,323)
Convertible notes	-	1,500,000	-	1,500,000
	74,415	1,168,781	2,423,534	1,162,806
Investing Activities
Additions to property and equipment	(3,354)	(10,765)	(7,724)	(14,371)
Restricted cash (note 5)	(984,394)	-	(984,394)	-
	(987,748)	(10,765)	(992,118)	(14,371)
Increase (Decrease) in Cash and Cash Equivalents	(1,870,965)	1,272,925	754,504	1,121,286
Effect of Foreign Exchange on Cash and Cash Equivalents	35,153	1,857	(42,083)	1,765
Cash and Cash Equivalents Beginning of Period	2,879,200	75,847	330,967	227,578
End of Period	$1,043,388	$1,350,629	$1,043,388	$1,350,629
See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

1.         Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 8-03 of Regulation S-X and are prepared using the same accounting policies as outlined in note 4 of IntelGenx Technologies Corp. financial statements for the years ended December 31, 2007 and 2006. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the IntelGenx Technologies Corp. audited financial statements for the years ended December 31, 2007 and 2006.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $3,533,567 (2007 - $1,918,658). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attain profitable operations.

Management has continued to develop a strategic plan to build a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. Management anticipates generating revenue through development contracts during the year. In order to achieve profitability, revenue streams will have to increase significantly and there is no assurance that revenues can increase to such a level. T he Company has raised additional cash through the issuance of common shares in the six months period ended June 30, 2008. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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
June 30, 2008
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

	June 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated Fair
	Value	Fair Value	Value	Value
Financial assets
Cash and cash equivalents	$1,043,180	$1,043,180	$330,967	$330,967
Restricted cash	984,394	984,394	-	-
Investment tax credits receivable	274,646	274,646	243,006	243,006
Financial liabilities
Loan payable, shareholder	98,481	98,481	101,193	101,193
Convertible notes	503,380	503,380	417,634	417,634

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
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

The following summarizes the changes in the fair value of the convertible notes for the six month period ending June 30, 2008:

Opening Balance - December 31, 2007	$417,634
Interest accretion and amortization of debenture cost	254,520
Interest paid during the period
Impact of conversions of $165,000 notes	(114,384)
Ending Balance - June 30, 2008	$503,380

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

4.         Significant Accounting Policies (Cont’d)

The FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Company’s financial position or results of operations.

The FASB issued FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of this Statement on its financial statements.

The FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 is not expected to have a material effect on the Company’s financial position or results of operations.

The FASB issued FSP SOP 90-7-a, An Amendment of AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code. This FSP states that an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence as opposed to within the 12 months following the adoption of fresh-start reporting. This FSP is effective for financial statements issued subsequent to April 24, 2008. The adoption of FSP SOP 90-7-a is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

4.         Significant Accounting Policies (Cont’d)

The FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.

EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock was ratified by the FASB. This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits was ratified by the FASB. This EITF prescribes the accounting for all nonrefundable maintenance deposits. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-3 is not expected to have a material effect on the Company’s financial position or results of operations.

EIT 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ was ratified by the FASB. This EITF integrates the requirements of EITF 00-21 into EITF 98-5. This EITF is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this statement on its financial statements.

5.         Collaborative Agreements

On April 7, 2008, the Company ratified with Cary Pharmaceutical an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company accounts for this transaction as a collaborative agreement as defined as EITF 07-1 "Accounting for Collaborative agreements". Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents will be restricted for the funding of this venture. This cash was taken from the proceeds of the private placement of March 27, 2008. As of June 30, 2008, the Company has disbursed approximately $1,015,606 on the project resulting in a restricted cash balance of $984,394. Of this $1,015,606, $230,671 was paid to Cary Pharmaceutical for repayments of expenses they incurred with respect to the collaborative agreement. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

6.         Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments commenced on July 1, 2007. The notes are convertible into common shares of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

On May 22, 2007, the Company paid approximately $229,323 in cash consideration and issued warrants with a fair value of $82,993 in consideration for transaction costs. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

The Company may, at its option, elect to pay the interest by the issuance of common shares. The number of shares is to be determined by dividing the amount of the interest payment by the number which is 85% of the average market price of the Company's common shares for the 20 trading days immediately prior to the interest payment date assuming the average market price is equal or greater than $0.70 as adjusted for reverse and forward share splits, recapitalizations and the like that occur after the date of the Securities Purchase Agreements.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

6.         Convertible Notes (Cont’d)

Substantially all of the assets of the Company have been pledged as security of the convertible notes. For the six months ended June 30, 2008, $54,610 (2007- $13,076) of interest has been paid, and $254,520 (2007- $17,548) of interest has been accreted. In the second quarter of 2008, $165,000 of convertible notes were exchanged for 235,714 shares of common stock.

7.         Commitments

On May 29, 2008, the Company signed a new agreement with Auctus Capital for investor relation services. As part of this agreement, the Company must pay $6,000 a month to Auctus Capital for a period of one year.

8.         Capital Stock

		June 30,	December 31,
		2008	2007
Authorized -
100,000,000	common shares of $0.00001 par value
20,000,000	preferred shares of $0.00001 par value
Issued -
20,740,002 (2007 - 16,157,146) common shares		$208	$162

On March 27, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,700. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,127,960. (See note 9 for the portion allocated to the warrants.)

The Company paid an agent a cash commission in the amount of $196,000, which is equal to 7% of the gross proceeds of the offering and issued an agent option entitling the agent to acquire 320,080 units (consisting of one common share and one common share purchase warrant) at $0.70 per unit, which expire 24 months after the date of issuance. Each common share purchase warrant included in the unit entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance of the unit.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

8.         Capital Stock (Cont’d)

In addition, the Company paid approximately $256,000 in cash consideration for other transaction costs. All the above transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

Pursuant to the terms of the private placement, the Company was obliged to use its best efforts to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. All of these provisions were satisfied within the required time limits during the second quarter.

On April 22, 2008, 100,000 warrants were exercised for 100,000 common shares having a par value of $1 in aggregate for cash consideration of $41,000, resulting in an increase in additional paid-in capital of $40,999.

On April 22, 2008, the Company entered into agreements to amend the anti-dilution terms of the convertible notes. As consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares having a par value of $2 in aggregate, resulting in an increase in additional paid-in capital of $111,617.

During the first six months of 2008, 81,500 stock options were exercised for 81,500 common shares having a par value of $1 in aggregate, for cash consideration of $33,415, resulting in an increase in additional paid-in capital of $33,414.

During the first six months of 2008, 235,714 common shares were issued as a result of the conversion of $165,000 of convertible notes.

9.         Additional Paid-In Capital

Stock Options

On March 27, 2008, IntelGenx Technologies Corp. issued 320,080 agent’s options exercisable into one common share and one stock purchase warrant per agent’s option. The exercise price of the option and the stock purchase warrant are $0.70 and $1.02 respectively and they expire on March 27, 2010. As at June 30, 2008, no agent’s options were exercised. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 6. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $95,000, using the assumptions below:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

9.         Additional Paid-In Capital (Cont’d)

Stock Options (Cont’d)

Expected volatility	77%
Expected life	2 years
Risk-free interest rate	1.75%
Dividend yield	Nil

A modification was made to the 2006 Stock Option Plan. The life of the options was reduced from 10 years to 5 years to comply with the regulations of the TSX-V. Accordingly, because the grant-date fair value of the modified options was less than the fair value of the original options measured immediately before the modification, no incremental share-based compensation expense resulted from the modification.

On May 22, 2008, the Company granted 51,176 stock options to two non-employee directors to purchase common shares. The stock options are exercisable at $0.85 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $21,329, using the following assumptions:

Expected volatility	76%
Expected life	2.5 years
Risk-free interest rate	2.70%
Dividend yield	Nil

On May 29, 2008, 400,000 stock options were granted to Auctus Capital as compensation for investor relation services. The option grant is subject to shareholder approval to increase the number of shares authorized under the stock option plan. The exercise price is $1. The options vest based upon a combination of the achievement of certain performance conditions and the passage of time. As of June 30, 2008, performance conditions have been met for the first 200,000 options tranche. The first tranche of the 200,000 stock options was accounted for at its fair value, as determined by the Black-Scholes valuation model, of $86,112, using the following assumptions:

Expected volatility	75%
Expected life	2.69 years
Risk-free interest rate	2.81%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

9.         Additional Paid-In Capital (Cont’d)

Stock Options (Cont’d)

As a result of the May 29, 2008 grant, the Company recorded a compensation expense of $7,176 in the six-month period ended June 30, 2008 for the first tranche of 200,000 options. As at June 30, 2008, the performance conditions for the second tranche of 200,000 stock options has not yet been achieved as such no compensation expense has been recognized.

During the first six months of 2008, the Company recognized $33,015 in stock-based compensation for options granted to employees in 2006 and 2007 (2007- $16,560).

Warrants

On March 19, 2008, the Company restated the exercise price of the warrants initially issued with respect to the convertible notes transaction on May 22, 2007 from $1.02 to $0.80. This modification was treated as an exchange of the original warrant for a new warrant in accordance to FAS 123 (R) "Share-based payments". This resulted in an increase in fair value of the warrants of $92,571. This increase was recorded as an additional compensation expense and a corresponding increase in additional paid-up capital.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2008
Expressed in U.S. Funds
(Unaudited)

10.         Income Taxes

Deferred Income Taxes

The balance of deferred income taxes as at June 30, 2008 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

11.         Related Party Transactions

During the six month period ending June 30, 2008, the Company incurred expenses of approximately $10,056 (2007 - $8,800) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $3,060 (2007 - $2,700) for interest on the loan payable shareholder.

Included in professional fees are $Nil (2007 - $17,400) paid to a director of the Company.

Included in interest and financing fees are $Nil (2007 - $19,000) for share-based compensation to an officer and director of the Company.

Included in management salaries are $13,070 (2007 - $Nil) for options granted to the CFO under the 2006 Stock Option Plan and $20,891 for options granted to directors in May of 2008.

Also included in management salaries are $43,217 cash compensation in form of a retainer for two directors.

Included in accounts payable and accrued liabilities is approximately $7,590 (2007 - $7,300) payable to shareholders, who are also officers of the Company and a cash retainer of $43,217(2007- $Nil) payable to two directors.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

12.         Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements for the six month periods ended June 30th, 2008 and 2007 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. ("IntelGenx")

Overview

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

Currency rate fluctuations

The Company’s operating currency is Canadian dollars while its reporting currency is U.S. dollars and, as such, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever significant.

Results of Operations — six months ended June 30th, 2008 compared to the six month period ended June 30th, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change

Revenue	$456,101	$423,378	$32,723	8%

Research and Development Expenses	965,843	256,641	709,202	276%

Research and Development Tax Credit	(89,419)	(49,887)	(39,532)	79%

Management Salaries	286,198	66,991	219,207	327%

General and Administrative Expenses	104,683	62,869	41,814	67%

Professional Fees	423,628	217,803	205,825	94%

Interest and Financing Fees	516,626	59,676	456,950	766%

Foreign Exchange	(74,795)	(892)	(73,903)	8,285%

Net Income (Loss)	(1,614,909)	(207,575)	(1,407,334)	678%

Revenue

Total revenues for the six months ended June 30th, 2008 were $456,101, compared with $423,378 for the same period in 2007, and represent an increase of $32,723, or 8%. The increase in total revenue for the six month period is attributable to revenues received pursuant to our research and development agreements with our pharmaceutical partners and to interest income of $19,575 earned on the cash proceeds from the sale of our securities in May 2007 and in March 2008.

Our research and development revenues for the six months ended June 30th, 2008 consisted of $436,526 received for development milestones achieved in connection with product development projects initiated in 2008 and prior.

Research and Development Expenses

Research and development expenses for the six months ended June 30th, 2008 were $965,843, which represents an increase of $709,202 compared to the amount of $256,641 recorded for the same period in 2007. The increase is attributable to the increased drug development activities, approximately $470,000 of which is related to the collaboration agreement with Cary Pharmaceuticals. Included in these costs are R&D Salaries of $201,578 in 2008, approximately $7,658 of which are non-cash compensation. Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses during the current year due to a further increase of development projects. For the six months ended June 30th, 2008, we have recorded estimated Research and Development Tax Credits and refunds of $89,419 ($49,887 in 2007).

Management Salaries and General and Administrative Expenses

Management salaries increased to $286,198 for the six month period ended June 30th, 2008 ($66,991 in 2007) while general and administrative expenses increased to $104,683 ($62,869 in 2007). Included in management salaries are $43,217 in non-recurring cash compensation to non employee directors of the Company, $21,329 in non cash compensation in the form of options granted to non-employee directors, and $25,462 in non cash compensation in the form of options granted to management employees in 2007. The remaining cash increase in management salaries is attributable to the addition of the full time Chief Financial Officer and Vice-President Business Development. The increase in G&A expenses is attributed to the increase in corporate operations.

Professional Fees

Professional fees increased to $423,628 for the six month period ended June 30th, 2008 from $217,803 for the same period in 2007, $7,156 of which is share based compensation for an Investor Relations contract ($64,521 in 2007). Included within the costs for 2008 are consulting fees of $123,083 related to the development of the CPI 300 antidepressant, and expenses of $108,714 related to the Company’s listing on the TSX Venture Exchange.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expenses, warrants and share based payments totaled $265,710 for the six month period ended June 30th, 2008 as compared to $103,598 for the six months ended June 30th, 2007.

We expensed $111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrant and an additional compensation charge of $92,571. We also expensed $33,015 during the first six months of 2008 for options granted to Company employees in 2006 and 2007 under the 2006 Stock Option Plan, $21,329 for options granted in 2008 to non-employee directors and $7,176 for options granted to Auctus Capital as per the Investor Relation Agreement . There remains approximately $33,326 in stock based compensation to be expensed in fiscal 2008 and 2009 related to the issuance of options during 2006 and 2007. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $516,626 during the six month period ended June 30th, 2008 compared to $59,676 for the same period in 2007. The costs in 2008 relate primarily to a non-cash accretion expense of $254,520, cash interest payments of $52,922 on the convertible debentures issued in May 2007, plus a one-time non-cash compensation of $111,619 related to the amendment of the anti-dilution terms of the convertible notes required in connection with the Company’s TSX listing whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrants and an additional compensation charge of $92,571. Based on the outstanding principal amount of the convertible debentures issued in May 2007, and assuming no additional conversions of these debentures into common stock, we expect to incur additional interest expense of $49,300 in the remainder of 2008 and $726,861 of accreted interest.

Net Loss

The net loss for the six month period ended June 30th, 2008 was $1,614,909, as compared to a net loss of $207,575 for the same period in 2007.

Included within the net loss for the first six months of 2008 are non-cash related expenses totaling approximately $559,327, of which $254,520 is accretion expense in connection with the May 2007 convertible debenture financing. Non-cash related expenses also include $111,619 to convertible note holders as compensation for acceptance of the amendment of the anti-dilution terms of the convertible notes required in connection with the Company’s TSX listing, $61,520 for share based compensation and $27,121 for depreciation. In addition to the non-cash related items previously mentioned, the increase in the net loss for the six month period ended June 30th, 2008 is primarily due to increases in research and development expenses largely related to the collaboration agreement with Cary Pharmaceuticals, management salaries and professional fees.

Key items from the Balance Sheet — June 30th, 2008 compared to December 31st, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Current Assets	$2,613,290	$1,035,920	$1,577,370	152%
Property and Equipment	209,858	235,244	(25,386)	11%
Current Liabilities	623,288	261,485	361,803	138%
Loan Payable, Shareholder	98,481	101,193	(2,712)	3%
Convertible notes	503,380	417,634	85,746	21%
Deferred Income Tax Liability	190,112	278,988	(88,876)	32%
Capital Stock	208	162	46	28%
Additional Paid-in-Capital	4,926,016	2,071,818	2,854,198	138%

Current Assets

Current assets totaled $2,613,290 as at June 30th, 2008 compared to $1,035,920 as at December 31st, 2007. The increase of $1,577,370 is primarily attributable to an increase in cash resulting from the completion of our private placement on March 27th 2008.

Prepaid Expenses

As at June 30th, 2008 prepaid expenses totaled $47,098 compared to $23,443 at December 31, 2007. The increase of $23,655 is primarily attributable to insurance and prepaid commission in respect of business development.

Liquidity and Capital Resources Cash and cash equivalents and restricted cash of $2,027,782 as at June 30th, 2008 increased by $1,696,815 compared to the balance of $330,967 as at December 31st, 2007. The increase relates to the private placement completed on March 27th, 2008. Included within the balance of $2,027,782 as at June 30th, 2008 is a restricted cash amount of $984,394 being the balance of the $2,000,000 cash that was set aside under the terms of the Collaborative Agreement ratified on April 7th, 2008 with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

As at June 30th, 3008 accounts receivable totaled $263,764 and investment tax credits receivable totaled $274,646 compared to $427,476 and $243,006 respectively as at December 31st, 2007. Accounts receivables decreased due to the collection of fund from clients for outstanding invoices.

As at June 30th, 2008 accounts payable and accrued liabilities amounted to $623,287 ($261,485 as at December 31st, 2007), of which approximately $173,717 relates to professional fees, $119,968 relates to research and development activities and $43,217 relates to retainers for two non-employee directors of the Company. Included within other accruals is approximately $7,590 due to a shareholder.

With the funds received as a result of the financing on March 27th, 2008, we are confident that we have sufficient cash available to satisfy our requirements for the current year. Nonetheless, the Company is considering raising additional capital in the fall of 2008 in order to accelerate certain of its development projects. As at June 30th, 2008 total assets amounted to $2,823,148 and shareholders’ equity amounted to $1,407,888 ($1,271,164 and $211,864 respectively as at December 31st, 2008).

Property and Equipment

As at June 30th, 2008 the net book value of property and equipment amounted to $209,858 compared to $235,244 at December 31st, 2007. In the six months ended June 30th, 2008 additions to assets totaled $7,718 and comprised $1,334 for office equipment, $3,363 for computer equipment, $2,104 for laboratory equipment, and $917 for office fixtures and fittings. Total depreciation in the six months ended June 30th, 2008 amounted to $27,127 and a foreign exchange loss of $5,977 was recorded.

Loan Payable, Shareholder

As at June 30th, 2008 the loan payable, shareholder amounted to $98,481 compared to $101,193 at December 31, 2007. The difference of $2,712 reflects the currency exchange rate fluctuation.

Convertible Notes Financing

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments commenced on July 1, 2007. The notes are convertible into common shares of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012. The exercise price was subsequently amended to $0.80 per share in the second quarter of 2008.

On May 22, 2007, the Company paid approximately $229,323 in cash consideration and issued warrants with a fair value of $82,993 in consideration for transaction costs. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

The Company may, at its option, elect to pay the interest by the issuance of common shares. The number of shares is to be determined by dividing the amount of the interest payment by the number which is 85% of the average market price of the Company's common shares for the 20 trading days immediately prior to the interest payment date assuming the average market price is equal or greater than $0.70 as adjusted for reverse and forward share splits, recapitalizations and the like that occur after the date of the Securities Purchase Agreements.

In the second quarter of 2008 the Company issued 159,456 shares of common stock at $0.70 per share for a total of $111,619 as compensation to convertible note holders for acceptance of the amendment of the anti-dilution terms of the convertible notes required in connection with the Company’s TSX listing. At the same time the exercise price of the warrants was amended from $1.02 to $0.80 per share.

As at June 30th, 2008 we had convertible notes of $503,380 outstanding compared with $417,634 at December 31st, 2007. In 2008, this represents $1,230,241 in convertible note financing less unamortized discount and deferred charges of $726,861. During the first six months of 2008 a total of 235,714 debentures were converted into common shares resulting in an increase of $165,000 in additional paid in capital.

Capital Stock

On March 27th, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,700. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance.

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

Pursuant to the terms of the private placement, the Company was obliged to use its best efforts to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. The Company was able to satisfy all of these provisions within the required time limits during the second quarter of 2008.

As at June 30th, 2008 capital stock amounted to $208 compared to $162 at December 31st, 2007. The increase reflects the issue of 4,582,856 shares at par value of $0.00001, the majority of which relates to the private placement completed on March 27th, 2008. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $4,926,016 as at June 30th, 2008 compared to $2,071,818 at December 31st, 2007. The change is made up of increases of $2,127,920, $672,740, and $95,000 for the private placement in relation to common stock issued, warrants, and agent compensation respectively as well as a decrease of $546,581 for transaction costs. Additional paid in capital also increased by $265,710 for stock based compensation of which $111,617 relates to compensation to convertible note holders for acceptance of the amendment of the anti-dilution terms of the convertible notes required in connection with the Company’s TSX listing and $92,571 relates to the adjustment of the exercise price of the warrants held by the convertible note holders from $1.02 to $0.80; $61,520 relates to the amortization of stock options granted to employees, grants to directors and the investor relation company. Additional paid in capital increased further by $164,998 for converted debentures, by $33,414 for options exercised, and by $40,999 for warrants exercised.

Key items from the Statement of Cash Flows — six months ended June 30th, 2008 compared to the six month period ended June 30th, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Operating Activities	$(676,912)	$(27,149)	$(649,763)	2,393%
Financing Activities	2,423,534	1,162,806	1,260,728	108%
Investing Activities	(992,118)	(14,371)	977,747	6,804%
Cash and cash equivalent - end of period	1,043,388	1,350,629	(307,241)	(22.7%)

Statement of cash flows

Net cash used by operating activities in the six months to June 30th, 2008 was $676,912 compared to a use of $27,149 for the same period in 2007. In the first six months of 2008, net cash used by operating activities consisted of an operating loss of $1,614,909 and an increase in non-cash operating elements of working capital of $481,247. Non-cash items included in operating activities totaled $456,750 and included the following items: depreciation, share based compensation expense, interest and expense accretion on the convertible notes issued in May 2007, the issuance of compensation shares to the debenture holders, the adjustment of the warrant exercise price from $1.02 to $0.80 to the debenture holders and deferred income tax provision. Our operating activities will continue to consume our available funds until we can generate increased sales revenues.

The net cash provided by financing activities was $2,423,534 for the six months ended June 30th, 2008 compared to $1,162,806 provided in the same period in 2007. Of the net cash provided by financing activities in 2008, $2,800,700 came from a private placement financing completed on March 27, 2008 less $451,581 used to pay related transaction costs and $74,415 was generated from the issue of capital stock in the second quarter.

The net cash used in investing activities was $992,118 for the six months ended June 30th, 2008 compared to a use of funds of $14,371 for the same period in 2007. $984,394 of this amount represents the cash restricted for the CPI 300 project under the collaborative agreement with Cary Pharmaceuticals. The cash of $7,724 was used to purchase capital assets in 2008.

The balance of cash as at the end of June 2008 was $1,043,388 compared to $1,350,629 at June 30th, 2007. This amount does not include the restricted cash for the CPI 300 project restricted cash of $984,394. The decrease in cash is primarily due to an increase in R&D expenses and professional fees for the CPI 300 project and the transfer of $984,394 to restricted cash. Those funds are restricted to be used for the CPI 300 project under the collaborative agreement with Cary Pharmaceuticals.

In accordance with the collaborative agreement between the Company and Cary Pharmaceutical dated April 7th, 2008 the Company agreed to restrict $2,000,000 of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology. As at June 30th, 2008 and in line with project expectations, the Company had disbursed approximately $1,015,606 of the $2,000,000.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 14, 2008	By: /S/	Horst Zerbe
Horst Zerbe
President, C.E.O. and Director

Date: August 14, 2008	By: /S/	Ingrid Zerbe
Ingrid Zerbe
Principal Accounting Officer