Form 10-Q
period 2008-09-30
IntelGenx Technologies Corp.
filed 2008-11-12
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

Yes ☐             No ☐

APPLICABLE TO CORPORATE ISSUERS:

20,850,002 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 6, 2008.

IntelGenx Technologies Corp.

Form 10-Q

TABLE OF CONTENTS

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2008
(Expressed in U.S. Funds)

Contents
Balance Sheet	2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Interim Financial Statements	6 - 16

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in U.S. Funds)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current
Cash and cash equivalents	$766,012	$330,967
Restricted cash (note 5)	724,521	-
Accounts receivable	352,730	427,476
Income taxes recoverable	-	11,028
Prepaid expenses	66,140	23,443
Investment tax credits receivable	122,145	243,006
	2,031,548	1,035,920
Property and Equipment	187,887	235,244
	$2,219,435	$1,271,164
Liabilities
Current
Accounts payable and accrued liabilities	730,661	261,485
Convertible notes, less unamortized discount of $632,442 (note 6)	597,799	-
Deferred income tax liability	161,064	-
	1,489,524	261,485
Loan Payable, Shareholder	94,261	101,193
Convertible Notes, less unamortized discount $1,082,366 (note 6)	-	417,634
Deferred Income Tax Liability	-	278,988
Commitments (note 7)
Shareholders' Equity
Capital Stock (note 8)	209	162
Additional Paid-in-Capital	5,045,473	2,071,818
Accumulated Other Comprehensive Income	(37,256)	58,542
Accumulated Deficit	(4,372,776)	(1,918,658)
	635,650	211,864
	$2,219,435	$1,271,164

See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe Director
/s/ J. Bernard Boudreau Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2007	16,157,146	$ 162	$ 2,071,818	$ 58,542	$ (1,918,658)	$ 211,864
Foreign currency translation adjustment for the period	-	-	-	(95,798)	-	(95,798)
Issue of common stock, net of transaction costs of
$415,290 (note 8)	4,001,000	40	1,712,630	-	-	1,712,670
Warrants issued, net of transaction costs of $131,291
(note 9)	-	-	541,449	-	-	541,449
Cashless warrants exercised (note 9)	5,186	-	-	-	-	-
Agent’s options (note 9)	-	-	95,000	-	-	95,000
Stock-based compensation (note 9)	-	-	125,728	-	-	125,728
Options exercised (note 8)	191,500	2	88,663	-	-	88,665
Warrants exercised (note 8)	100,000	1	40,999	-	-	41,000
Modification of warrant terms (note 9)	-	-	92,571	-	-	92,571
Debenture conversions (note 6)	235,714	2	164,998	-	-	165,000
Stock compensation to debenture holders (note 8)	159,456	2	111,617	-	-	111,619
Net loss for the period	-	-	-	-	(2,454,118)	(2,454,118)
Balance – September 30, 2008	20,850,002	$ 209	$ 5,045,473	$ (37,256)	$ (4,372,776)	$ 635,650

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue	$271,571	$178,735	$708,097	$602,113
Interest	10,598	-	30,173	-
	282,169	178,735	738,270	602,113
Expenses
Research and development	664,829	292,056	1,630,672	548,697
Research and development tax credits	(42,830)	(31,577)	(132,249)	(81,464)
Management salaries	178,414	150,692	464,612	217,683
General and administrative	63,972	52,161	168,655	115,030
Professional fees	234,598	75,678	658,226	293,481
Depreciation	13,151	12,659	40,272	30,411
Foreign exchange	(78,465)	407	(153,260)	(485)
Interest and financing fees	116,757	160,139	633,383	219,815
	1,150,426	712,215	3,310,311	1,343,168
Loss Before Income Taxes	(868,257)	(533,480)	(2,572,041)	(741,055)
Income taxes (note 10)	(29,048)	-	(117,923)	-
Net Loss	(839,209)	(533,480)	(2,454,118)	(741,055)
Other Comprehensive Loss
Foreign currency translation adjustment	(52,487)	65,368	(95,798)	98,508
Comprehensive Loss	$(891,696)	$(468,112)	$ (2,549,916)	$(642,547)

Basic Weighted Average Number of Shares
Outstanding	20,791,035	16,032,375	19,256,730	16,015,784
Basic and Diluted Loss Per Common Share (note 12)	(0.04)	(0.03)	(0.13)	(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Funds Provided (Used) -
Operating Activities
Net loss	$(839,209)	$(533,480)	$(2,454,118)	$(741,055)
Depreciation	13,151	12,659	40,271	30,411
Investor relations services	-	2,793	-	67,314
Stock-based compensation	64,208	156,558	125,728	195,635
Modification of warrant terms	-	-	92,571	-
Interest accretion	96,095	78,746	348,889	95,664
Deferred income tax	(29,048)	-	(117,923)	-
Issue of capital stock	-	-	111,619	-
	(694,803)	(282,724)	(1,852,963)	(352,031)
Changes in non-cash operating elements of working
capital	151,867	(188,417)	633,116	(146,889)
	(542,936)	(471,141)	(1,219,847)	(498,920)
Financing Activities
Repayment of long-term debt	-	-	-	(107,871)
Issue of capital stock	55,250	-	2,930,365	-
Transaction costs	-	-	(451,581)	(229,323)
Convertible notes	-	-	-	1,500,000
	55,250	-	2,478,784	1,162,806
Investing Activities
Additions to property and equipment	-	(13,045)	(7,567)	(27,416)
Restricted cash (note 5)	259,873	-	(724,521)	-
	259,873	(13,045)	(732,088)	(27,416)
Increase in Cash and Cash Equivalent	(227,813)	(484,186)	526,849	636,470
Effect of Foreign Exchange on Cash and Cash
Equivalents	(49,563)	43,619	(91,804)	46,014
Cash and Cash Equivalents
Beginning of Period	1,043,388	1,350,629	330,967	227,578
End of Period	$766,012	$910,062	$766,012	$910,062

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X and are prepared using the same accounting policies as outlined in note 4 of IntelGenx Technologies Corp. financial statements for the years ended December 31, 2007 and 2006. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the IntelGenx Technologies Corp. audited financial statements for the years ended December 31, 2007 and 2006.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $4,372,776 (2007 - $1,558,920). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attain profitable operations.

Management has continued to develop a strategic plan to build a management team, maintain reporting compliance and establish contracts with pharmaceutical companies. Management anticipates generating revenue through development contracts during the year. In order to achieve profitability, revenue streams will have to increase significantly and there is no assurance that revenues can increase to such a level. The Company has raised additional cash through the issuance of common shares in the nine months period ended September 30, 2008. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.

Adoption of New Accounting Standards

Fair Value Measurements

SFAS No.157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No.157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of SFAS No.157 on the non-financial assets and liabilities found on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
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

	September 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Cash and cash equivalents	$ 766,012	$ 766,012	$ 330,967	$ 330,967
Restricted cash	724,521	724,521	-	-
Investment tax credits receivable	122,145	122,145	243,006	243,006
Financial liabilities
Loan payable, shareholder	94,261	94,261	101,193	101,193
Convertible notes	597,799	597,799	417,634	417,634

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
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

The following summarizes the changes in the fair value of the convertible notes for the nine month period ending September 30, 2008:

Opening Balance - December 31, 2007	$ 417,634
Interest accretion	348,889
Interest paid during the period	(79,215)
Interest accrued	13,722
Impact of conversions of $165,000 notes	(103,231)
Ending Balance - September 30, 2008	$ 597,799

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
September 30, 2008
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
September 30, 2008
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

EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ was ratified by the FASB. This EITF integrates the requirements of EITF 00-21 into EITF 98-5. This EITF is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this Statement on its financial statements.

The FASB issued FSP 133-1 and FIN 45-4, ‘Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

5.

Collaborative Agreements

On April 7, 2008, the Company ratified with Cary Pharmaceutical an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company accounts for this transaction as a collaborative agreement as defined as EITF 07-1 "Accounting for Collaborative agreements". Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents will be restricted for the funding of this venture. This cash was taken from the proceeds of the private placement of March 27, 2008. In accordance with the project plan, as of September 30, 2008, the Company has disbursed approximately $1,275,479 on the project resulting in a restricted cash balance of $724,521. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceutical in respect of management fees. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

6.

Convertible Notes (Cont’d)

The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	64%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company have been pledged as security of the convertible notes. For the nine months ended September 30, 2008, $79,215 (2007- $43,000) of interest has been paid, and $348,889 (2007- $95,664) of interest has been accreted. In the second quarter of 2008, $165,000 convertible notes were exchanged for 235,714 shares of common stock.

7.

Commitments

On May 29, 2008, the Company signed a new agreement with Auctus Capital for investor relation services. As part of the terms of this agreement, the Company is required to pay CDN $6,000 (US- $5,638) a month to Auctus Capital for a period of one year.

8.

Capital Stock

	September 30,	December 31,
	2008	2007
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
20,850,002 (December 31, 2007 - 16,157,146) common shares	$ 209	$ 162

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

8.

Capital Stock (Cont’d)

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

During the first nine months of 2008, 191,500 stock options were exercised for 191,500 common shares having a par value of $2 in aggregate, for cash consideration of $88,665, resulting in an increase in additional paid-in capital of $88,663.

During the first nine months of 2008, 235,714 common shares were issued as a result of the conversion of $165,000 of convertible notes.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

9.

Additional Paid-In Capital

Stock Options

On March 27, 2008, IntelGenx Technologies Corp. issued 320,080 agent’s options exercisable into one common share and one stock purchase warrant per agent’s option. The exercise price of the option and the stock purchase warrant are $0.70 and $1.02 respectively and they expire on March 27, 2010. As at September 30, 2008, no agent’s options were exercised. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 6. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $95,000, using the assumptions below:

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

On May 29, 2008, 400,000 stock options were granted to Auctus Capital as compensation for investor relation services. The option grant was subject to shareholder approval to increase the number of shares to be issued under the stock option plan, which was subsequently given at the Annual General Meeting, held on September 8, 2008. The exercise price of the options is $1. The options vest based upon a combination of the achievement of certain performance conditions and the passage of time. As of September 30, 2008, performance conditions have been met for the 200,000 options tranche. The first tranche of the 200,000 stock options were accounted for at its fair value, as determined by the Black-Scholes valuation model, of $86,112, using the following assumptions:

Expected volatility	75%
Expected life	2.69 years
Risk-free interest rate	2.81%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

9.

Additional Paid-In Capital (Cont’d)

As a result of the May 29, 2008 grant, the Company recorded a compensation expense of $28,224 in the nine-month period ended September 30, 2008 for the first tranche of 200,000 options. As at September 30, 2008, the performance conditions for the second tranche of 200,000 stock options has not yet been achieved and as such no compensation expense has been recognized.

On September 8, 2008, the Company granted 75,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.85 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $30,398, using the following assumptions:

Expected volatility	78%
Expected life	2.5 years
Risk-free interest rate	2.40%
Dividend yield	Nil

On September 8, 2008, the Company granted 100,000 stock options to an officer to purchase common shares. The stock options are exercisable at $0.85 per share, have a term of 5 years and vest in equal increments over two years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $39,735, using the following assumptions:

Expected volatility	76%
Expected life	3.1 years
Risk-free interest rate	2.49%
Dividend yield	Nil

During the first nine months of 2008, the Company recognized $45,321 in stock-based compensation for options granted to employees in 2006, 2007 and 2008 (2007- $23,733) and $52,183 for options granted to non-employees directors (2007-$61,488).

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

9.

Additional Paid-In Capital (Cont’d)

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

10.

Income Taxes

Deferred Income Taxes

The balance of deferred income taxes as at September 30, 2008 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

11.

Related Party Transactions

During the nine month period ending September 30, 2008, the Company incurred expenses of approximately $14,783 (2007 - $13,744) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $4,638 (2007 - $4,157) for interest on the loan payable shareholder.

Included in professional fees are $Nil (2007 - $18,104) paid to a director of the Company.

Included in interest and financing fees are $Nil (2007 - $79,477) for share-based compensation to an officer and director of the Company.

Included in management salaries are $14,969 (2007 - $4,244) for options granted to the CFO under the 2006 Stock Option Plan and $52,132 for options granted to non employee directors in May and September of 2008.

Also included in management salaries are $43,217 cash compensation in form of a retainer for two non employee directors.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2008
Expressed in U.S. Funds
(Unaudited)

11.

Related Party Transactions (Cont’d)

Included in accounts payable and accrued liabilities is approximately $7,353 (2007 - $7,800) payable to shareholders, who are also officers of the Company and a cash retainer of $21,306 (2007-Nil) payable to a director.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements for the nine month periods ended September 30, 2008 and 2007 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries including IntelGenx Corp. ("IntelGenx")

Overview

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada, which focuses on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and then license commercial rights for such products to pharmaceutical partners once the viability of a product has been demonstrated. We expect a partner company will, in some cases, fund development of the licensed products, complete the regulatory approval process with the U.S. Food and Drug Administration (FDA) or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

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

Recent announcements

CPI-300

On October 9, 2008 the Company issued a joint press release with Cary Pharmaceuticals, its collaboration partner in the development of the antidepressant "CPI 300" project.

The press release announced positive results from pivotal clinical trials undertaken in September 2008, which confirm that CPI 300 is bioequivalent to the reference product.

CPI-300 was formulated using IntelGenx’s proprietary controlled release technology. It contains a new strength of antidepressant developed to complete the dosing options for physicians who currently prescribe the drug. CPI-300 provides a more convenient dosing option for those patients currently taking the higher strength. It is expected to be indicated for the treatment of major depressive disorder (MDD).

IntelGenx and Cary Pharmaceuticals will be filing a New Drug Application ("NDA") (505(b)(2) based on the successful results of this study. Approval of the product is expected during the second half of 2009. Commercialization of the product will follow, and management believes that it has the potential to generate substantial income for the Company.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars while its reporting currency is U.S. dollars and, as such, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever significant.

Results of Operations — nine months ended September 30, 2008 compared to the nine month period ended September 30, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change

Revenue	$738,270	$602,113	$136,157	23%

Research and Development Expenses	1,630,672	548,697	1,081,975	197%

Research and Development Tax Credit	(132,249)	(81,464)	(50,785)	62%

Management Salaries	464,612	217,683	246,929	113%

General and Administrative Expenses	168,655	115,030	53,625	47%

Professional Fees	658,226	293,481	364,745	124%

Interest and Financing Fees	633,383	219,815	413,568	188%

Foreign Exchange	(153,260)	(485)	(152,775)	31,500%

Net Income (Loss)	(2,454,118)	(741,055)	(1,713,063)	231%

Revenue

Total revenue for the nine months ended September 30, 2008 was $738,269, compared with $602,113 for the same period in 2007, and represents an increase of $136,156, or 23%.

The increase in revenue is primarily attributable to revenues received pursuant to our research and development agreements with our pharmaceutical partners for development milestones achieved, which amounted to $708,097 in the nine months to September 30, 2008 compared with $602,113 in the same period prior year.

Also included within revenue is interest income of $30,172 earned on the cash proceeds from the sale of our securities in May 2007 and in March 2008.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2008 were $1,630,672 and represent an increase of $1,081, 975 compared to the same period in 2007.

Included within R&D expenses for 2008 are approximately $793,583 of costs related to the development of the CPI-300 pursuant to the collaboration agreement with Cary Pharmaceuticals. These expenses, whilst significant, are in line with both the project plan and with management’s expectations. They include approximately $474,745 related to clinical trials for the Food Effect Study and the Bioequivalence Study undertaken in recent months.

The remainder of the increase is primarily attributable to the increased drug development activities of our other projects.

Also included within R&D expenses for 2008 are R&D Salaries of $263,202 ($223,616 in 2007), approximately $11,487 ($14,900 in 2007) of which are non-cash compensation.

Since research and development expenses are directly related to the amount of R&D work performed, management expects a further increase of R&D expenses during the current year due to a further increase of development projects.

For the nine months ended September 30, 2008, we have recorded estimated Research and Development Tax Credits and refunds of $132,249 ($81,464 in 2007).

Management Salaries and General and Administrative Expenses

Management salaries increased to $464,612 for the nine month period ended September 30, 2008 ($217,683 in 2007) while general and administrative expenses increased to $168,655 ($115,030 in 2007).

Included in management salaries are approximately $43,217 in non-recurring cash compensation in the form of a retainer to non employee directors of the Company, approximately $51,727 in non cash compensation in the form of options granted to non-employee directors, and approximately $33,729 in non cash compensation in the form of options granted to management employees in 2007 and 2008. The remaining cash increase in management salaries is attributable to the addition of the full time Chief Financial Officer and Vice-President Business Development.

The increase in G&A expenses is attributed to the increase in corporate operations.

Professional Fees

Professional fees for the nine month period ended September 30, 2008 increased to $658,227 from $293,481 for the same period in 2007.

Included within the costs for 2008 are management fees of approximately $222,230 related to the CPI 300 project, and expenses of approximately $108,714 related to the Company’s listing on the TSX Venture Exchange.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expenses, warrants and share based payments totaled $329,918 for the nine month period ended September 30, 2008 compared to $195,635 for the nine months ended September 30, 2007.

We expensed $111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time, the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrant and an additional compensation charge of $92,571.

We also expensed approximately $45,216 during the first nine months of 2008 for options granted to Company employees in 2006, 2007 and 2008 under the 2006 Stock Option Plan, $51,727 for options granted to non-employee directors, and $28,785 for options granted to Auctus Capital as per the investor relation agreement.

There remains approximately $118,484 in stock based compensation to be expensed in fiscal 2008 through 2010 related to the issuance of options during 2006, 2007 and 2008. We anticipate issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $633,383 during the nine month period ended September 30, 2008 compared to $219,815 for the same period in 2007. Included within these expenses for 2008 are approximately $553,079 of non-cash items.

The costs in 2008 relate primarily to a non-cash accretion expense of $348,889 and cash interest payments of $79,215 on the convertible debentures issued in May 2007,

In addition, we expensed a non-cash amount of $111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time, the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrant and an additional non-cash compensation charge of $92,571.

Based on the outstanding principal amount of the convertible debentures issued in May 2007, and assuming no additional conversions of these debentures into common stock, we expect to incur additional interest expense of approximately $24,605 in the remainder of 2008 and approximately $632,442 of accreted interest.

Net Loss

The net loss for the nine month period ended September 30, 2008 was $2,454,118, as compared to a net loss of $741,055 for the same period in 2007.

The increase of $1,713,063 in the net loss for the nine month period ended September 30, 2008 is primarily due to:

a)

The increase in research and development expenses of $1,081,975, of which approximately $793,583 relates to the collaboration agreement with Cary Pharmaceuticals,

b)

The increase of $246,929 for management salaries, primarily due to the full year effect of Chief Financial Officer and the Vice-President Business Development, plus approximately $43,217 in non-recurring cash compensation to non employee directors,

c)

The increase in professional fees of $364,746, primarily due to management fees of approximately $222,230 related to the CPI 300 antidepressant, and expenses of approximately $108,714 related to the Company’s listing on the TSX Venture Exchange.

Included within the net loss for the first nine months of 2008 are non-cash related expenses totaling approximately $719,078 as follows:

a)

$348,889 in respect of accretion expense on the convertible debentures issued in May 2007.

b)

$111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares.

c)

$92,571 additional compensation charge relating to the amendment of the exercise price of the outstanding warrants to the debenture holders from $1.02 to $0.80 resulting in an increase in the fair value of the warrant.

d)

$51,727 for options granted to non-employee directors.

e)

$45,216 for options granted to Company employees.

f)

$28,785 for options granted to Auctus Capital as per the investor relation agreement.

g)

$40,271 in respect of the amortization of fixed assets.

Key items from the Balance Sheet — September 30, 2008 compared to December 31, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Current Assets	$2,031,548	$1,035,920	$995,628	96%
Property and Equipment	187,887	235,244	(47,357)	20%
Current Liabilities	730,661	261,485	469,176	179%
Loan Payable, Shareholder	94,261	101,193	(6,932)	7%
Convertible notes	597,799	417,634	180,165	43%
Deferred Income Tax Liability	161,064	278,988	(117,924)	42%
Capital Stock	209	162	47	29%
Additional Paid-in-Capital	5,045,473	2,071,818	2,973,655	144%

Current Assets

Current assets totaled $2,031,548 as at September 30, 2008 compared to $1,035,920 as at December 31, 2007. The increase of $995,628 is primarily attributable to an increase in cash resulting from the completion of our private placement on March 27, 2008.

Prepaid Expenses

As at September 30, 2008 prepaid expenses totaled $66,140 compared to $23,443 at December 31, 2007. The increase of $42,697 is primarily attributable to annual insurance premiums paid, less applicable amortization to date, prepaid commission in respect of business development activities, and the payment of a security deposit of $18,507 in respect of negotiations regarding a lease agreement for new premises that the Company plans to relocate to in Q1, 2009.

Liquidity and Capital Resources

Cash and cash equivalents of $1,490,533 as at September 30, 2008 increased by $1,159,566 compared to the balance of $330,967 as at December 31, 2007. The increase relates to the private placement completed on March 27, 2008.

Included within Cash and Cash Equivalents as at September 30, 2008, is a restricted cash amount of $724,521. This amount represents the remaining balance of the $2,000,000 cash that was set aside under the terms of the Collaborative Agreement ratified on April 7, 2008 with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

As at September 30, 2008 accounts receivable totaled $352,730 and investment tax credits receivable totaled $122,145 compared to $427,476 and $243,006 respectively as at December 31, 2007.

As at September 30, 2008 accounts payable and accrued liabilities amounted to $730,661 ($261,485 as at December 31, 2007), of which approximately $52,486 relates to professional fees, $391,524 relates to research and development activities and $20,438 relates to a retainer to a non-employee director of the Company. Included within other accruals is approximately $7,353 due to a shareholder.

With the funds received as a result of the financing on March 27, 2008, we are confident that we have sufficient cash available to satisfy our requirements for the current year. Nonetheless, the Company is investigating the possibility to raise additional capital in the fall of 2008 in order to accelerate certain of its development projects. As at September 30, 2008 total assets amounted to $2,219,435 and shareholders’ equity amounted to $635,650 ($1,271,164 and $211,864 respectively as at December 31, 2007).

Property and Equipment

As at September 30, 2008 the net book value of property and equipment amounted to $187,887 compared to $235,244 at December 31, 2007. In the nine months ended September 30, 2008 additions to assets totaled $7,388 and comprised $3,219 for computer equipment, $2,014 for laboratory equipment, and $2,155 for office equipment, fixtures and fittings. Total depreciation in the nine months ended September 30, 2008 amounted to $40,271 and a foreign exchange loss of $14,474 was recorded.

Loan Payable, Shareholder

As at September 30, 2008 the loan payable, shareholder amounted to $94,261 compared to $101,193 at December 31, 2007. The difference of $6,932 reflects the currency exchange rate fluctuation.

Convertible Notes Financing

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments commenced on July 1, 2007. The notes are convertible into common shares of the Company, at the option of the holders, at a conversion price of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012. The exercise price was subsequently amended to $0.80 per share in the second quarter of 2008.

The Company may, at its option, elect to pay the interest by the issuance of common shares. The number of shares is to be determined by dividing the amount of the interest payment by the number which is 85% of the average market price of the Company’s common shares for the 20 trading days immediately prior to the interest payment date assuming that the average market price is equal or greater than $0.70 as adjusted for reverse and forward share splits, recapitalizations and the like that occur after the date of the Securities Purchase Agreements.

On May 22, 2007 the Company paid approximately $229,323 in cash consideration and issued warrants with a fair value of $82,993 in consideration for transaction costs. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

In the second quarter of 2008 the Company issued 159,456 shares of common stock at $0.70 per share for a total of $111,619 to convertible note holders. The compensation was for acceptance of the amendment of the anti-dilution terms of the convertible notes required in connection with the Company’s TSX listing. At the same time the exercise price of the warrants was amended from $1.02 to $0.80 per share.

As at September 30, 2008 we had convertible notes of $597,799 outstanding compared with $417,634 at December 31, 2007. In 2008, this represents $1,230,241 in convertible note financing less unamortized discount and deferred charges of $632,442. During the first nine months of 2008 a total of 235,714 debentures were converted into common shares resulting in an increase of $165,000 in additional paid in capital.

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

Pursuant to the terms of the private placement, the Company was obliged to use its best efforts to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. The Company fully satisfied these provisions within the required time limits during the second quarter of 2008.

As at September 30, 2008, capital stock amounted to $209 compared to $162 at December 31, 2007. The increase reflects the issue of 4,692,856 shares at par value of $0.00001, the majority of which relates to the private placement completed on March 27, 2008. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $5,045,473 as at September 30, 2008 compared to $2,071,818 at December 31, 2007. The change is made up of increases of $2,127,920, $672,740, and $95,000 for the private placement in relation to common stock issued, warrants, and agent compensation respectively as well as a decrease of $546,581 for transaction costs. Additional paid in capital also increased by $329,916 for stock based compensation of which $111,617 relates to compensation to convertible note holders for acceptance of the amendment of the anti-dilution terms of the convertible notes required in connection with the Company’s TSX listing and $92,571 relates to the adjustment of the exercise price of the warrants held by the convertible note holders from $1.02 to $0.80, $125,728 relates to the amortization of stock options granted to employees, grants to directors and the investor relation company. Additional paid in capital increased further by $164,998 for converted debentures, by $88,663 for options exercised, and by $40,999 for warrants exercised.

Key items from the Statement of Cash Flows — nine months ended September 30, 2008 compared to the nine month period ended September 30, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Operating Activities	$(1,219,847)	$(498,920)	$(720,927)	145%
Financing Activities	2,478,784	1,162,806	1,315,978	113%
Investing Activities	(732,088)	(27,416)	704,672	2,570%
Cash and cash equivalent - end of period	766,012	910,062	144,050	16%

Statement of cash flows

Net cash used by operating activities in the nine months to September 30, 2008 was $1,219,847 compared to a use of $498,920 for the same period in 2007. In the first nine months of 2008, net cash used by operating activities consisted of an operating loss of $2,454,118 and an increase in non-cash operating elements of working capital of $633,116.

Non-cash items included in operating activities totaled $601,155 and included:

a)

$348,889 in respect of accretion expense on the convertible debentures issued in May 2007

b)

$111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares.

c)

$92,571 additional compensation charge relating to the amendment of the exercise price of the outstanding warrants to the debenture holders from $1.02 to $0.80 resulting in an increase in the fair value of the warrant.

d)

$51,727 for options granted to non-employee directors.

e)

$45,216 for options granted to Company employees.

f)

$28,785 for options granted to Auctus Capital as per the investor relation agreement.

g)

$40,271 in respect of the amortization of fixed assets.

h)

($117,923) in respect of deferred income tax related to the convertible debt.

Our operating activities will continue to consume our available funds until we can generate increased sales revenues.

The net cash provided by financing activities was $2,478,784 for the nine months ended September 30, 2008 compared to $1,162,806 provided in the same period in 2007. Of the net cash provided by financing activities in 2008, $2,800,700 came from a private placement financing completed on March 27, 2008 less $451,581 used to pay related transaction costs and $129,665 was generated from the issue of capital stock in the second and third quarters.

The net cash used in investing activities was $732,088 for the nine months ended September 30, 2008 (compared to a use of funds of $27,416 for the same period in 2007) includes $724,521 of cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals. Cash of $7,567 was used to purchase capital assets in 2008.

In accordance with the collaborative agreement between the Company and Cary Pharmaceutical dated April 7, 2008 the Company agreed to restrict $2,000,000 of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology. As at September 30, 2008, in line with project planning and management’s expectations, the Company had disbursed approximately $1,275,479 of the $2,000,000

The balance of cash as at the end of September 2008 was $766,012 compared to $910,062 at September 30, 2007. This amount does not include the restricted cash for the CPI-300 project. The decrease in cash is primarily due to an increase in R&D expenses, the full year effect of management salaries, and costs associated with the Company’s listing on the TSX Venture Exchange.

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

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual General Meeting on September 8, 2008 each of our Directors was re-elected by the Shareholders of the Corporation. The Shareholders also appointed RSM Richter as the Auditors of the Company for 2008. Furthermore the Shareholders of the Corporation approved to amend the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 1,600,749 to 2,074,000, or 10% of the Company’s issued and outstanding shares as of July 28, 2008.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 11, 2008	By: /S/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 11, 2008	By: /S/ Paul Simmons
Paul Simmons
Principal Accounting Officer