Form 10-K
period 2008-12-31
IntelGenx Technologies Corp.
filed 2009-03-25
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-31187

IntelGenx Technologies Corp.
(Name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6425 Abrams, Ville Saint Laurent, Quebec	H4S 1X9
(Address of principal executive offices)	(Zip Code)

(514) 331-7440
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐               No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐               No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐               No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $8,967,637 based on the closing price of the registrant’s common shares of U.S. $0.93, as reported on the OTC Bulletin Board on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2009
Common Stock, $.00001 par value	20,850,002 shares

Documents incorporated by reference: None.

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2008 closing rate reported by the Bank of Canada, being U.S. $1.00 = C$1.2180.

PART I

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors and risks that could cause our actual results to differ materially from those indicated by these forward-looking statements, including but not limited to those discussed in Item 1A Risk Factors. You should read these factors and the other cautionary statements made in this Form 10-K Annual Report and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Annual Report and in any documents incorporated by reference. We do not assume any obligation to update any forward-looking statements.

Item 1. Business.

We are a drug delivery company headquartered in Montreal (Quebec) which focuses on the development of novel oral immediate release and controlled-release products for the branded and generic pharmaceutical market.

Our product development efforts are based upon three delivery platform technologies: (1) the “VersaTab” Multilayer Tablet technology (2) the “VersaFilm” Oral Film technology, and (3) the “AdVersa” Mucoadhesive Tablet technology. Our Multilayer platform technology allows for the development of oral controlled release products. It is versatile and is aimed at significantly reducing manufacturing costs as compared to competing delivery technologies. The Oral Film technology allows for the instant delivery of pharmaceuticals to the oral cavity, while the Mucoadhesive Tablet allows for the controlled release of active substances to the oral mucosa.

Our executive offices are located at 6425 Abrams, Ville Saint-Laurent, Quebec, H4S 1X9, Canada. Our website is located at www.IntelGenx.com. The contents of our website are not otherwise incorporated into this filing.

Corporate History

Our predecessor company, Big Flash Corp., was incorporated in Delaware on July 27, 1999. On April 28, 2006, Big Flash, through its Canadian holding corporation, completed the acquisition of IntelGenx Corp., a Canadian company incorporated on June 15, 2003. The Company did not have any operations prior to the acquisition of IntelGenx. In connection with the acquisition, we changed our name from Big Flash Corp. to IntelGenx Technologies Corp. IntelGenx Corp. has continued operations as our operating subsidiary.

Overview

We are a drug delivery company focusing on the development of novel, orally administered drug delivery products based on our proprietary oral drug delivery technologies. We have positioned ourselves as a provider of product development services for the pharmaceutical industry, including the branded and generic pharmaceutical markets.

Drug delivery systems are an important tool in the hands of physicians for purposes of optimizing drug therapy. For the pharmaceutical industry, drug delivery systems represent an opportunity to extend the market exclusivity and product lifecycle of drugs whose patent protection is nearing expiration.

According to a report by CMR International, a pharmaceutical industry research firm, products incorporating drug delivery systems represented 13% of the US $337 billion global pharmaceutical market. In the United States, sales of drug delivery products totaled $35 billion in 2006. Of this amount, the orally administered segment of the drug delivery market totaled $21 billion in sales, according to CMR International. Controlled release (CR) dosage technologies play an important role in the development of orally administered drug delivery systems. Control release technology provides patients with the required amount of medication over a pre-determined, prolonged period of time, preferably over 24 hours. Because of the reduced fluctuation of the active drug in the blood, controlled release products are deemed safer and more tolerable than conventional dosage forms, and have shown better patient compliance.

Our primary business strategy is to develop pharmaceutical products based upon our proprietary drug delivery technologies and license the commercial rights to companies in the pharmaceutical industry once the viability of a product has been demonstrated. In exchange for licensing rights to our products, we seek funding consisting of a combination of one or more of the following: advance down payments, milestone fees, reimbursement for development costs, and royalties on sales. In addition, we may receive a manufacturing royalty from our contract manufacturers for the exclusive right to manufacture our products. The companies we partner with are typically responsible for managing the regulatory approval process of the product with the United States Food & Drug Administration (the “FDA”) and/or other regulatory bodies, as well as for the marketing and distribution of the products. On a case-by-case basis, IntelGenx may be responsible for providing all or part of the documentation required for the regulatory submission.

In addition to pursuing partnering arrangements that provide for the full funding of a drug development project, we may undertake development of selected product opportunities until the marketing and distribution stage. We would first assess the potential and associated costs for development of a product, and then determine at which stage it would be most prudent to seek a partner, balancing costs against the potential for higher returns later in the development process.

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) a Multilayer Tablet technology (2) an oral film technology, and (3) a Mucoadhesive Tablet technology. Our Multilayer platform technology allows for the development of oral controlled release products. It is designed to be versatile and to reduce manufacturing costs as compared to competing oral extended-release delivery technologies. The oral film technology allows for the instant delivery of pharmaceuticals to the oral cavity, while the Mucoadhesive Tablet allows for the controlled release of active substances to the oral mucosa.

The Multilayer Tablet (“VersaTab”) platform technology represents a new generation of controlled release layered tablets designed to modulate the release of active compounds. The technology is based on a multilayer tablet with an active core layer and erodible cover layers. The release of the active drug from the core matrix initially occurs in a first-order fashion. As the erodible layers start to disintegrate, the permeation of the active ingredient through the cover layers increases. Thus, the Multilayer tablet can produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period of time. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multilayer technology offers the opportunity to develop combination products in a regulatory-compliant format. Combination products are made up of two or more active ingredients that are combined into a single dosage form.

The oral film technology is made up of a thin (25-35 micron) polymeric film comprised of USP components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the “VersaFilm” technology is designed to provide a rapid response relative to existing fast dissolving oral tablets. The VersaFilm technology is intended for indications requiring rapid onset of action, such as migraine, motion sickness, erectile dysfunction, and nausea.

The Mucoadhesive Tablet (“AdVersa”) is a drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect (whereby the liver metabolizes the active and greatly reduces the level of drug in the systemic circulation), (ii) it leads to a higher absorption rate as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. The Mucoadhesive Tablet technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” drugs are essentially copies of drugs that have already received FDA approval).

INT0001/2004. This is the most advanced generic product involving our Multilayer technology. Equivalency with the reference product Toprol XL and its European equivalent Beloc-ZOK has been demonstrated in-vitro. The product has been tested in phase I studies.

INT0003/2005. We have entered into a partnership with Cary Pharmaceuticals for the development of a once-daily tablet product containing an antidepressant and a nicotine antagonist. The product is intended for smoking cessation.

INT0004/2006. The development of an antidepressant has been completed. A regulatory submission file for a 505(b)(2) NDA submission is in preparation.

INT0005/2005. We are developing a bilayer tablet containing a fixed-dose combination of a non-steroidal anti-inflammatory drug and a synthetic prostaglandin. Formulation development is completed and a pilot bio batch has been manufactured.

INT0006/2005. We have entered into a development and licensing agreement with Azur Pharma for the development and manufacture of a prenatal vitamin supplement. The product was developed using our proprietary technology. The product was launched in the United States during the fourth quarter of 2008 under the brand name Gesticare®.

INT0010/2006. We have entered into an agreement with Cannasat Therapeutics Inc. for the development of a buccal mucoadhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy.

INT0014/2008 Under a development agreement with Cannasat Therapeutics Inc., we are developing a controlled-release tablet containing Cannabidiol for the treatment of schizophrenia.

INT0007/2006. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of erectile dysfunction (ED).

INT0008/2007. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of migraine.

INT0015/2008. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of panic attacks.

INT0018/2008. We have entered into a development and licensing agreement with Circ Pharma Ltd. to formulate, manufacture and supply a novel drug product, based upon our proprietary Versatab technology, for the treatment of hyperlipidemia. The product is currently in the early development stage.

The current development status of each of our products as of the date of this filing is summarized in the following table:

Product	Application	Status of Development
INT0001/2004	CHF, Hypertension	Pivotal batches in preparation
INT0003/2005	Smoking cessation	Pilot biostudy completed
INT0004/2006	Antidepressant	Pivotal batches completed
INT0010/2006	Neuropathic pain	Pilot biostudy completed
INT0006/2005	Prenatal vitamin supplement	Product launched in USA Q4, 2008
INT0005/2005	Osteoarthritis	Pilot batch completed.
INT0007/2006	ED	Formulation development ongoing
INT0008/2007	Migraine	Formulation development ongoing
INT0014/2008	Schizophrenia	Formulation development ongoing
INT0015/2008	Panic Attack	Formulation development ongoing
INT0018/2008	Hyperlipidemia	Formulation development ongoing

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing “blockbuster” products, (2) developing generic drugs with high barriers to entry, (3) developing products for the (non-pharmaceutical) nutritional supplement market, and (4) developing new drug delivery technologies.

Lifecycle Management Opportunities

We are seeking to position our delivery technologies as an opportunity for lifecycle management of products for which the patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act. Such applications, known as a “505(b)(2) NDA’s”, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication. 505(b)(2) NDA may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. The first formulation for a respective active ingredient filed with the FDA under a 505(b)(2) application may qualify for up to three years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe these so-called “505(b)(2) products” represent a viable business opportunity for us.

Generic Drugs with High Barriers to Entry

We will also plan to pursue the development generic drugs that have certain barriers to entry, such as where product development and manufacturing are complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects only if the number of potential competitors is deemed relatively insignificant. An example of such a product is our pro INT0005/2005, a fixed-dose combination medication requiring complex formulation and manufacturing technology.

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

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our Quick Release Wafer and our mucosal adhesive tablet are examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Biovail Corporation, Labopharm Inc., and Flamel Technologies S.A., have longer operating histories and greater financial, technical, marketing, legal and other resources than us. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate in or are planning to enter the markets we compete in.

The key factors affecting the development and commercialization of our drug delivery products are likely to include, among other factors:

The safety and efficacy of our products;

The relative speed with which we can develop products;

Generic competition for any product that we develop;

Our ability to defend our existing intellectual property and to broaden our intellectual property and technology base;

Our ability to differentiate our products;

Our ability to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) and any other regulatory requirements;

Our ability to obtain financing;

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities in order to further strengthen our technology base and to develop the ability to manufacture our products through our manufacturing partner at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

Our intellectual property;

The versatility of our drug delivery technology; and

The potential manufacturing cost savings associated with our technology.

Manufacturing Partnership

We have entered into a collaboration agreement with Keata Pharma Inc., a wholly owned subsidiary of PharmEng International Inc., based in Markham, Ontario. Under this agreement, Keata Pharma is our preferred supplier for the manufacturing of clinical test batches and commercial products. We also have a reciprocal relationship whereby we recommend Keata Pharma to our partners for pharmaceutical manufacturing services, and Keata Pharma promotes our product development services to pharmaceutical companies.

Dependence on Major Customers

We do not rely on any one or a few major customers for our end products. However, we depend upon a limited number of partners to develop our products, to provide funding for the development of our products, and to assist in obtaining regulatory approvals that are required in order to commercialize these products.

Intellectual Property and Patent Protection

We protect our intellectual property and technology by using the following methods: (i) applying for patent protection in the United States and in the appropriate foreign markets, (ii) through non-disclosure agreements, license agreements and appropriate contractual restrictions and controls on the distribution of information, (iii) trade secrets, common law trademark rights and trademark registrations. We plan to file core technology patents covering the use of our platform technologies in any pharmaceutical products.

We have obtained three (3) patents and have an additional seven (7) pending patent applications pending, as described below. The patents expire 20 years after submission of the initial application.

Patent No.	Title	Subject	Date submitted / issued
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued April 16, 2002
US Appl. 2007/0190144	Multilayer Tablet	Formulation and Method of Preparation of Multilayered Tablets	Published August 16, 2007
US Appl. 2007/0128272	Multi-Vitamin And Mineral Supplement	Formulation And Method of Preparation of Prenatal Multivitamin Supplement	Published June 7, 2007
PCT/CA2006/0003 36 ; US Appl. 11/403,262	Delayed Release Oral Dosage Form And Method Of Making Same	Formulation And Method Of Making Bilayer Tablets Containing Delayed-Release Diclofenac And Misoprostol	February 13, 2006
US Appl. 11/782,838 PCT/IB2007/03950	Controlled Release Pharmaceutical Tablets	Formulation And Method Of Making Tablets Containing Bupropion And Mecamylamine	July 2006
US Appl. Make Special 11/828,287	Stabilized sustained- release Bupropion and Bupropion / Mecamylamine tablets	Formulation And Method Of Making Tablets Containing Bupropion And Mecamylamine	August 2007
US Provisional Appl. Attorney Docket INT34 P-311	Buccal And Sublingual Dosage Forms	Formulation And Method of Preparation of mucoadhesive tablets containing THC	July 2007
US Provisional Appl. Attorney Docket INT34 P-310	Cannabinoid Complexes	Formulation And Method of Preparation of gamma- cyclodextrin complexes containing CBD	July 2007

Government Regulation

The pharmaceutical industry is highly regulated. The products we participate in developing require certain regulatory approvals. In the United States, drugs are subject to rigorous regulation by the FDA. The U.S. Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, packaging, labelling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and/or the inability to obtain or maintain required approvals or to market drugs. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

preclinical laboratory tests, animal studies and formulation studies under FDA’s good laboratory practices regulations, or GLPs;

the submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

the completion of adequate and well-controlled clinical trials according to good clinical practice regulations, or GCPs, to establish the safety and efficacy of the product for each indication for which approval is sought;

After successful completion of the required clinical testing, submission to the FDA of a New Drug Application, or NDA, or an Abbreviated New Drug Application, or ANDA, for generic drugs. In certain cases, an application for marketing approval may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. Such applications, known as a 505(b)(2) NDA, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication.

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with GMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

FDA review and approval of the NDA or ANDA.

The cost of complying with the foregoing requirements, including preparing and submitting an NDA or ANDA, may be substantial. Accordingly, we typically rely upon our partners in the pharmaceutical industry to spearhead and bear the costs of the FDA approval process. We also seek to mitigate regulatory costs by focusing on 505(b)(2) NDA opportunities. By applying our drug delivery technology to existing drugs, we seek to develop products with lower R&D expenses and shorter time-to-market timelines as compared to regular NDA products.

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2008 were $1,779,741 as compared to $603,374 for the year ended December 31, 2007.

Environmental Regulatory Compliance

We believe that we are in compliance with all material environmental regulations applicable to our research and development facility located in Ville Saint-Laurent, Quebec

Employees

As of the date of this filing, we have 9 full time employees.

Item 1A. Risk Factors.

The risks described below should be considered when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Related to Our Business

We continue to sustain losses and our revenues are not sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled released and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $4,725,045 since our inception in 2003 through December 31, 2008. To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties. Our revenues for the years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004 were $976,610, $862,731, $265,901, $19,990 and $257,374 respectively. Our revenues consisted primarily of development fee revenues from five clients and have not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level. We will likely require additional funding in order to sustain our operations in the near term.

We may incur losses associated with foreign currency fluctuations.

The majority of our expenses are paid in Canadian dollars, while our revenues are primarily in U.S. dollars. Our financial results are subject to the impact of currency exchange rate fluctuations. Adverse movements in exchange rates could have a material adverse effect on our financial condition and results of operations.

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

Our ability to raise capital will be severely hampered by adverse changes in general economic market conditions. The world economy is currently undergoing unprecedented turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending, and continuing economic uncertainties. This turmoil and the uncertainty about future economic conditions could negatively impact our ability to obtain debt or equity financing of our operations. The cost and availability of credit has been and may continue to be adversely affected as concerns about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to access the capital markets to meet liquidity and capital expenditure requirements. We cannot predict the timing, strength or duration of the economic downturn.

The loss of the services of key personnel would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel, particularly Horst G. Zerbe, our Chairman of the Board and Chief Executive Officer, would be detrimental to our research and development programs and to our overall business.

We are dependent on business partners to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell our controlled release products.

We depend heavily on our pharmaceutical partners to pay for part or all of the research and development expenses associated with developing a new product and to obtain approval from regulatory bodies such as the FDA to commercialize these products. We also depend on our partners to distribute these products after receiving regulatory approval. Our revenues from research and development fees, milestone payments and royalty fees are provided by our partners. Our inability to find pharmaceutical partners who are willing to pay us these fees in order to develop new products would negatively impact our business and our cash flows.

We have limited experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing partnerships or establish new partnerships with respect to our other products in development, we will have to establish our own capabilities or discontinue the commercialization of the affected product. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we would be able to develop these capabilities.

Our existing agreements with pharmaceutical industry partners are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances, including but not limited to the following: a determination that the product in development is not likely to be successfully developed or not likely to receive regulatory approval; our failure to satisfy our obligations under the agreement, or the occurrence of a bankruptcy event. If any of our partnerships are terminated, we may be required to devote additional resources to the product, seek a new partner on short notice, or abandon the product development efforts. The terms of any additional partnerships or other arrangements that we establish may not be favorable to us.

We are also at risk that these partnerships or other arrangements may not be successful. Factors that may affect the success of our partnerships include the following:

Our partners may be pursuing alternative technologies or developing alternative products that are competitive to our product, either on their own or in partnership with others.

Our partners may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the products.

Our partners may terminate their partnerships with us. This could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities.

Our partners may pursue higher priority programs or change the focus of their development programs, which could affect the partner’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, a common occurrence in recent years.

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

We rely upon third-party manufacturers, which puts us at risk for supplier business interruptions.

We have entered into agreements with third party manufacturers to manufacture certain of our products once we complete development and after we receive regulatory approval. If our third-party manufacturers fail to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products in a timely manner could lead to the dissatisfaction of our distribution partners and damage our reputation, causing our distribution partners to cancel existing agreements with us and to stop doing business with us.

The third-party manufacturers that we depend on to manufacture our products are required to adhere to FDA regulations regarding current Good Manufacturing Practices, which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. Failure by our third-party manufacturers to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to obtain products on a timely basis.

We are subject to extensive government regulation including the requirement of approval before our products may be marketed. Even if we obtain marketing approval, our products will be subject to ongoing regulatory review.

We, our partners, our products, and our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in warning letters, fines and other civil penalties, delays in approving or refusal to approve a product candidate, product recall or seizure, withdrawal of product approvals, interruption of manufacturing or clinical trials, operating restrictions, injunctions, and criminal prosecution.

Our products cannot be marketed in the United States without FDA approval. Obtaining FDA approval requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. We rely on our partners for the preparation of applications and for obtaining regulatory approvals. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our collaborator's products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market. In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, (cGMP), adverse event reporting, labeling, advertising, promotion, distribution, and export. Our partners and we are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our partners, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

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

If we are not successful in the development and introduction of new products, our ability to grow will be impeded. We may not be able to identify products to enhance or expand our product lines. Even if we can identify potential products, our investment in research and development might be significant before we could bring the products to market. Moreover, even if we identify a potential product and expend significant dollars on development, we may never be able to bring the product to market or achieve market acceptance for such product. As a result, we may never recover our expenses.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 3 U.S. patents and have applied for 7 US patents, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products

We expect to file or have our partners file Abbreviated New Drug Applications or New Drug Applications (ANDAs or NDAs) for our controlled release products under development that are covered by one or more patents of the branded product. It is possible that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our partners are successful, could have a materially adverse effect on our business, financial condition and results of operations.

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

We have a significant number of convertible securities outstanding that could be exercised in the future. Subsequent resale of these and other shares could cause the Company's stock price to decline. This could also make it more difficult to raise funds at acceptable levels via future securities offerings.

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

Our common stock is a high risk investment.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “IGXT.OB” since January 2007 and has been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008.

There is a limited trading market for our common stock, which may affect the ability of shareholders to sell our common stock and the prices at which they may be able to sell our common stock.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

In the United States, our common stock is considered a “penny stock”. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. These rules further restrict the trading activity and marketability of our common stock.

As a result of the foregoing, our common stock should be considered a high risk investment.

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

Item 2. Properties.

We currently occupy 3,100 square feet of leased space at a rate of CAN$8.64/square foot in an industrial zone in Ville St.-Laurent, Quebec, Canada, under a 5-year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. In order to continue to support ongoing product development activities and allow the addition of further development programs, it may be necessary to seek alternative premises in the near future. Management has therefore entered into discussions with the current landlord to look for alternative facilities that would meet our need for additional space at affordable costs.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008 no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “IGXT” since January 2007. In addition, our common stock has been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008. The table below sets forth the high and low bid prices of our common stock as reported by the OTC Bulletin Board and the TSX for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	OTCBB			TSX
	High	Low		High		Low
	(U.S.$)	(U.S.$)		(CDN$)		(CDN$)
2008
Fourth Quarter	$0.95	$0.30		$0.90		$0.50
Third Quarter	$0.98	$0.67		$1.04		$0.90
Second Quarter	$1.01	$0.80		$1.00		$0.87
First Quarter	$1.02	$0.60	$	N/A	$	N/A
2007
Fourth Quarter	$1.05	$0.45	$	N/A	$	N/A
Third Quarter	$1.90	$0.88	$	N/A	$	N/A
Second Quarter	$1.31	$0.60	$	N/A	$	N/A
First Quarter	$1.20	$0.68	$	N/A	$	N/A

Number of Shareholders

On March 4, 2009, there were approximately 75 holders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospect and other factors that the board of directors may deem relevant.

Equity Compensation Plan Information

2006 Stock Option Plan

A majority of our shareholders approved the 2006 Stock Option Plan at our Annual General Meeting of Stockholders held on August 10, 2006. Under the 2006 Stock Option Plan, up to 1,600,749 shares of common stock may be issued upon the exercise of options granted to directors, management, employees and consultants.

In May of 2008, the term of all options granted under the 2006 Stock Option Plan was amended to provide for a term not to exceed five years, in order to ensure compliance with applicable rules and regulation of the TSX Venture Exchange.

At the Annual General Meeting of Stockholders on September 8, 2008, our shareholders approved an amendment to the 2006 Stock Option Plan in order to increase the number of shares available under the plan by 473,251, to 2,074,000.

As of March 4, 2009, 2,002,676 options have been issued, 191,500 options have been exercised, 50,000 were forfeiture, 62,500 expired and 1,698,676 options remain outstanding under the 2006 Option Plan.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options,	Weighted- Average Exercise Price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first Two columns
Equity Compensation Plans Approved by Security Holders	1,698,676	$1.01	183,824
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	1,698,676	$1.01	183,824

On September 26, 2006 we granted options to purchase 225,000 shares of common stock to three non-employee directors. These options have an exercise price of $0.41, vest upon issuance and expire on September 26, 2016. The expire date was subsequently amended to September 26, 2011.

On October 1, 2006 we granted options to purchase up to 69,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest upon issuance, and expire on October 1, 2016. The expire date was subsequently amended to September 26, 2011.

On November 9, 2006 we granted options to purchase up to 450,000 shares of common stock to the CFO and a management employee. These options have an exercise price of $0.41, vest upon issuance, and expire on November 9, 2016. The expire date was subsequently amended to September 26, 2011.

On November 13, 2006 we granted options to purchase up to 250,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest over two years at the rate of 25% every six months, and expire on November 13, 2016. The expire date was subsequently amended to September 26, 2011.

On November 16, 2006 we granted options to purchase up to 100,000 shares of common stock to employees and 25,000 options to a consultant. These options have an exercise price of $0.41, vest over 2 years at the rate of 25% every six months, and expire on November 16, 2016. The expire date was subsequently amended to September 26, 2011.

On August 9, 2007 we granted options to purchase up to 107,500 shares of common stock to four non-employee directors. These options have an exercise price of $1.15, vest upon issuance, and expire on August 9, 2017. The expire date was subsequently amended to August 9, 2012.

On August 9, 2007 we granted options to purchase up to 75,000 shares of common stock to our Vice President of Business Development. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017 The expire date was subsequently amended to August 9, 2012.

On August 9, 2007 we granted options to purchase up to 75,000 shares of common stock to our chief financial officer. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017 The expire date was subsequently amended to August 9, 2012. As the result of the termination of the employment agreement the 75,000 shares to purchase common stock expired un-exercised in November of 2008.

On May 22, 2008 we granted options to purchase up to 51,176 shares of common stock to two of our non-employee directors. These options have an exercise price of $0.85, vest immediately and expire on May 22, 2013.

On May 29, 2008 we granted options to purchase up to 400,000 shares of common stock to Auctus Capital in consideration for investor relation services. The option grant was subject to shareholder approval to increase the number of shares to be issued under the 2006 Stock Option Plan. The shareholders approved to increase the number of shares by 473,251, to 2,074,000 at the Annual General Meeting on September 8, 2008. The options granted to Auctus Capital have an exercise price of $1.00, and vest based on a combination of the achievement of certain performance conditions and the passage of time. The options expire on May 29, 2013. Approximately 150,000 options have vested to date.

On September 8, 2008 we granted options to purchase up to 75,000 shares of common stock to a non-employee director of the company. These options have an exercise price of $0.85, vest immediately and expire on September 8, 2013.

On September 8, 2008 we granted options to purchase up to 100,000 shares of common stock to our chief financial officer. These options have an exercise price of $0.85, vest over 2 years at the rate of 25% every six months, and expire on September 8, 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada, which focuses on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and, once the viability of a product has been demonstrated, to license the commercial rights to partners in the pharmaceutical industry. In certain cases, we rely upon our partners in the pharmaceutical industry to fund development of the licensed products, complete the regulatory approval process with the FDA or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

In addition, we may choose to pursue the development of certain products until the product reaches the marketing and distribution stage. The Company will assess the potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against the potential for additional returns earned by partnering later in the development process.

The Company has also undertaken a strategy under which it will work with pharmaceutical companies in order to develop new dosage forms for pharmaceutical products for which patent protection is nearing expiration. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials, other than bioavailability studies, conducted by or for the sponsor. (See “Government Regulation”).

The Company is currently continuing to develop the existing products in its pipeline and may also perform research and development on other potential products as opportunities arise.

The Company does not currently plan to acquire a manufacturing facility. The Company currently purchases and/or leases, on an as-needed basis, the equipment necessary for performing research and development activities related to its products.

The Company plans to hire new personnel, primarily in the area of research and development, on an as-needed basis as the Company enters into partnership agreements and increases its research and development activities.

Key Developments

The Company achieved a number of milestones in 2008, including the following:

Private Placement - In March 2008, the Company completed a private placement of its securities for gross proceeds of US$2.8 million. The Company issued 4,001,000 Units (“Units”) at a price of US $0.70 per unit. Each Unit consists of one share of common stock and one common share purchase warrant. The warrants have an exercise price of US$1.02 and a term of 24 months.

TSX-V Listing - In May 2008 the Company received approval from the TSX Venture Exchange (the “TSX-V”) for the listing of its common stock under the trading symbol “IGX”. The common stock commenced trading on TSX-V at the opening on May 23, 2008. IntelGenx’s common stock also continues to be quoted on the OTC Bulletin Board under the symbol “IGXT”.

Development and Commercialization of Prenatal Vitamins Supplements - In January 2008 the Company signed a strategic agreement with Azur Pharma to develop and commercialize prenatal vitamin supplements using the Company’s proprietary oral delivery technology. Under the terms of the agreement IntelGenx is responsible for completing the development of the product and is entitled to receive royalties based on Azur’s net U.S. revenues from the product. Azur will be responsible for commercialization and marketing activities in the U.S.

The product was launched in the United States under the brand name Gesticare® in November 2008 and the Company commenced receiving royalty revenue payments in February 2009.

Strategic Alliance to Develop Cardiovascular Product - In April 2008 the Company formed a strategic alliance with DAVA Pharmaceuticals Inc (“DAVA”) to develop and commercialize a generic equivalent to a major cardiovascular product using the Company’s proprietary Versatab delivery technology.

Under the terms of the alliance, IntelGenx will be entitled to fees for the development of the product, as well as recurring revenue through a share of DAVA’s U.S. gross profit from the product. DAVA will be responsible for commercialization and marketing activities in the U.S.

Development and Commercialization of Anti-Depressant “CPI-300” - In April 2008 the Company ratified a definitive agreement with Cary Pharmaceuticals (“Cary”), originally signed on November 5, 2007, to jointly develop and commercialize the antidepressant product “CPI-300”.

In accordance with the terms of this Collaborative Agreement, IntelGenx was required to provide funding of $2 million for completion of the product development. The funding was secured through the closing of a private placement worth $2.8 million on March 27, 2008. IntelGenx will be entitled to profit sharing upon commercialization of the product.

In July 2008, the Company attended an “End-of-Phase II meeting” with the FDA with respect to the CPI-300 antidepressant. During this meeting the FDA indicated that it would accept a recently completed pivotal food effect study as sufficient to support a 505(b)(2) NDA (“New Drug Application”) submission. After reviewing the study results, the FDA confirmed that it will accept a labeling that the product may be taken without regard to food. With respect to the remaining clinical program, the FDA confirmed that it will require a single-dose, fasting, two-way crossover study vs. the Reference Listed Drug (RLD) to support the 505(b)(2) NDA submission.

In October 2008 the Company and Cary announced positive results from a clinical trial on its antidepressant CPI-300. The results from the bioequivalence study undertaken in September 2008 confirm that CPI-300 is bioequivalent to the reference product. IntelGenx and Cary anticipate filing a (505(b)(2) NDA in the first quarter of 2009 based on the results of this and the food effect study.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations - Year ended December 31, 2008 compared to Year ended December 31, 2007.

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Revenue	$976,610	$862,731	$113,879	13%
Research and Development Expenses	2,085,433	777,773	1,307,660	168%
Research and Development Tax Credit	(305,692)	(174,399)	(131,293)	75%
Management Salaries	551,771	328,513	223,258	68%
General and Administrative Expenses	212,915	166,249	46,666	28%
Professional Fees	695,158	424,817	270,341	64%
Interest and Financing Fees	766,136	349,093	417,043	120%
Foreign Exchange	(122,915)	113,552	(236,467)	N/A
Income taxes	(151,581)	(64,077)	(87,504)	137%
Net Income (Loss)	(2,806,387)	(1,100,793)	(1,705,594)	155%

Revenue

Total revenue increased $113,879, or 13%, to $976,610 for the year ended December 31, 2008 from $862,731 for the year ended December 31, 2007.

The increase in revenue is primarily attributable to revenues invoiced pursuant to our research and development agreements with our pharmaceutical partners for development milestones achieved, which amounted to $945,760 in 2008 compared with $835,376 in the previous year.

Also included within revenue is interest income of $30,864 earned on the cash proceeds from the sale of our securities in May 2007 and in March 2008. This compares to interest income of $27,355 in 2007.

Research and Development (“R&D”) Expenses

R&D expenses, net of R&D tax credits, for the year ended December 31, 2008 were $1,779,741 and represent an increase of $1,176,367 compared to the year ended December 31, 2007.

Gross R&D expenses for the year ended December 31, 2008 were $2,085,433, as compared to $777,773 for the previous year.

Included within R&D expenses for 2008 are approximately $915,444 of costs related to the development of the CPI-300 pursuant to the collaboration agreement with Cary Pharmaceuticals. These expenses, while significant, are in line with both the project plan and with management’s expectations. These expenses include approximately $500,122 related to clinical trials for the Food Effect Study and the Bioequivalence Study undertaken in recent months.

The remainder of the increase is primarily attributable to the increased drug development activities of our other projects.

Also included within R&D expenses for 2008 are R&D Salaries of $422,930, approximately $13,404 of which represents non-cash compensation. This compares to R&D salaries of $301,935 in 2007, including $18,187 in non-cash compensation.

For the year ended December 31, 2008, we have recorded estimated Research and Development Tax Credits and refunds of $305,692, as compared to $174,399 for 2007.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased $223,258, or 68% in 2008, to $551,771 from $328,513 in 2007. General and administrative expenses increased 28%, to $212,915 in 2008 from $166,249 in 2007.

The following items are included in management salaries: (i) approximately $40,572 in non-recurring cash compensation to non employee directors of the Company (no such costs were incurred in 2007) (ii) approximately $51,727 in non cash compensation in the form of options granted to non-employee directors, as compared to $76,734 in 2007, and (iii) approximately $45,483 in non cash compensation resulting from options granted to management employees in 2007 and 2008, as compared to $21,218 in 2007. The remaining increase in management salaries is attributable to the hiring of a full time Chief Financial Officer and a Vice-President Business Development.

The increase in G&A expenses is primarily attributable to the increase in corporate operations.

Professional Fees

Professional fees for the year ended December 31, 2008 increased by $270,341, or 64%, to $695,158 from $424,817 in 2007.

The increase in professional fees is primarily attributable to: (i) management fees of approximately $222,236 paid to Cary Pharmaceuticals related to the CPI 300 antidepressant (no such costs were incurred in 2007), and (ii) expenses of approximately $108,714 related to the Company’s listing on the TSX Venture Exchange, as compared to $22,418 in 2007.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share based payments totaled $365,225 for the year ended December 31, 2008, as compared to $202,607 for the year ended December 31, 2007.

We expensed $111,619 in connection with the amendment of the anti-dilution terms of convertible notes issued in May 2007. As consideration for entering into this amendment, the Company agreed to issue to the note holders an aggregate of 159,456 fully paid common shares. At the same time, the exercise price of outstanding warrants held by the note holders was adjusted from $1.02 to $0.80, resulting in an increase in the fair value of the warrant and an additional compensation charge of $92,571.

We also expensed approximately $58,887 during 2008 for options granted to Company employees in 2006, 2007 and 2008 under the 2006 Stock Option Plan, $51,727 for options granted to non-employee directors, and $50,421 for options granted to Auctus Capital for investor relations services.

There remains approximately $47,162 in stock based compensation to be expensed in fiscal 2009 and 2010 related to the issuance of options during 2007 and 2008. We anticipate that we will issue additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $766,136 for the year ended December 31, 2008, as compared to $349,093 in 2007. Approximately $670,108 of the expense incurred in 2008 relates to non-cash items.

The costs in 2008 relate primarily to a non-cash accretion expense of $465,918 (2007 - $195,317) and cash interest payments of $79,215 (2007 - $66,180) on the convertible notes issued in May 2007.

In addition, we expensed a non-cash amount of $111,619 in connection with the amendment of the anti-dilution terms of convertible notes issued in May 2007. As consideration for entering into this amendment, the Company agreed to issue to the note holders an aggregate of 159,456 fully paid common shares. At the same time, the exercise price of outstanding warrants held by the note holders was adjusted from $1.02 to $0.80, resulting in an increase in the fair value of the warrant and an additional compensation charge of $92,571.

The remainder of $16,813 in financing cost relates to interest paid on the outstanding shareholder loan, bank fees, and interest.

Based on the outstanding principal amount of the convertible notes issued in May 2007, and assuming no additional conversions of these notes into common stock, we expect to incur interest expense of approximately $71,627 and approximately $515,739 of accreted interest in 2009.

Foreign Exchange

A foreign exchange gain of $122,915 was recorded in 2008, as compared to a foreign exchange loss of $113,552 in 2007. The foreign exchange gain in 2008 and the foreign exchange loss in 2007 relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the year ended December 31, 2008 was $2,806,387, an increase of $1,705,594, or 155%, as compared to a net loss of $1,100,793 in 2007. The increase in net loss is attributable to the following:

a)	R&D expenses of approximately $915,444 and Management Fees of approximately $222,236 relating to the collaboration agreement with Cary Pharmaceuticals to develop the antidepressant CP-300,

b)	Professional fees of approximately $108,714 related to the Company’s listing on the TSX Venture Exchange,

c)

Financing costs of approximately $749,323 incurred in relation to the convertible notes issued in May 2007, of which approximately $545,133 relates to interest paid and accreted, and $204,190 relates to amendments to the terms and conditions of the convertible notes.

Non-cash related expenses totaling approximately $882,915 are included within the net loss for 2008, as follows:

a)	$465,918 in respect of accretion expense on the convertible notes issued in May 2007.

b)

$111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares.

c)

$92,571 additional compensation charge relating to the amendment of the exercise price of the outstanding warrants to the note holders from $1.02 to $0.80 resulting in an increase in the fair value of the warrant.

d)	$58,887 for options granted to Company employees.

e)	$51,772 in respect of the amortization of fixed assets.

f)	$51,727 for options granted to non-employee directors.

g)	$50,421 for options granted to Auctus Capital as per the investor relations agreement.

Key items from the Balance Sheet

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Current Assets	$1,464,374	$1,035,920	$428,454	41%
Property and Equipment	157,156	235,244	(78,088)	33%
Current Liabilities	525,661	261,485	264,176	101%
Loan Payable, Shareholder	82,357	101,193	(18,836)	19%
Convertible notes	714,502	417,634	296,868	71%
Deferred Income Tax Liability	127,408	278,988	(151,580)	54%
Capital Stock	209	162	47	29%
Additional Paid-in-Capital	5,080,780	2,071,818	3,008,962	145%

Current Assets

Current assets totaled $1,464,374 at December 31, 2008, as compared to $1,035,920 at December 31, 2007. The increase of $428,454 is primarily attributable to an increase in cash resulting from the completion of our private placement on March 27, 2008, and also includes a cash balance of $277,220 which is restricted in accordance with the Collaborative Agreement with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

Prepaid Expenses

As of December 31, 2008, prepaid expenses totaled $44,936, as compared to $23,443 at December 31, 2007. The increase of $21,493 is attributable to the payment of a security deposit of $22,681 in connection with a lease agreement for new premises that the Company plans to relocate to in 2009.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments.

	2009	2010
Operating Lease Obligations	$8,119	$0
Investor relation	$24,630	$0
Interest on Convertible Notes	$71,627	$0
Total	$104,376	$0

Liquidity and Capital Resources

Our cash and cash equivalents totaled $833,219 as of December 31, 2008, an increase of $502,252 as compared to $330,967 as of December 31, 2007. The increase is primarily attributable to proceeds received from a the private placement completed on March 27, 2008. Our cash and cash equivalents balance includes a restricted cash amount of $277,220. This amount represents the remaining balance of the $2,000,000 in cash that was set aside under the terms of the Collaborative Agreement ratified on April 7, 2008 with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

As at December 31, 2008, we had an accumulated deficit of $4,725,045, as compared to an accumulated deficit of $1,918,658 as of December 31, 2007. Total assets amounted to $1,621,530 and shareholders’ equity amounted to $171,602 as of December 31, 2008, as compared with total assets and shareholders’ equity of $1,271,164 and $211,864, respectively, as of December 31, 2007.

As of December 31, 2008, accounts receivable totaled $317,063 (2007 - $427,476), of which $122,095 is a sales tax refund which we expect to receive during the first quarter of 2009. In addition, we had R&D investment tax credits receivable of $269,156, as compared to $243,006 as at December 31, 2007. We expect to receive the R&D investment tax credits during the third quarter of 2009.

Accounts payable and accrued liabilities as of December 31, 2008 amounted to $525,661 (2007 - $261,485), of which approximately $435,100 relates to research and development activities, approximately $12,706 relates to professional fees, and $17,857 relates to a retainer to a non-employee director of the Company. Included within other accruals is approximately $13,390 due to a shareholder.

Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2009. The report of our independent registered public accounting firm which accompanies our financial statements includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern due to our operating losses our need to obtain significant additional capital in order to finance our operations and repay our indebtedness. Accordingly, our ability to continue as a going concern is dependent upon our ability to obtain additional capital from equity and/or debt financing, or by generating increased revenues or other sources of income.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history, our operations have not been a consistent source of liquidity. We have financed our operating and capital expenditures principally through the sale of debt and equity securities to accredited and institutional investors. In May 2007, we issued convertible notes in an aggregate principal amount of $1.5 million, of which $1,230,241 remained outstanding as of December 31, 2008. In March 2008, we completed a private placement of common stock and warrants for net proceeds of $2,349,119. Management believes that the Company’s existing cash resources will be sufficient to meet our operating requirements for the first six months of 2009. We are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that impact our ability to conduct our business and raise additional funds. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Property and Equipment

As at December 31, 2008, the net book value of our property and equipment amounted to $157,156, as compared to $235,244 at December 31, 2007. In the year ended December 31, 2008 additions to assets totaled $11,274 and comprised $2,812 for computer equipment, $6,579 for laboratory equipment, and $1,883 for office equipment, fixtures and fittings. Total depreciation in the year ended December 31, 2008 amounted to $51,772 and a foreign exchange loss of $37,590 was recorded.

Loan Payable, Shareholder

As of December 31, 2008, we had a loan payable to a shareholder with an outstanding principal amount of $82,357, as compared to an outstanding principal amount of $101,193 at December 31, 2007. $18,836 of the decrease in the outstanding principal amount is attributable to currency exchange rate fluctuation.

Capital Stock

As at December 31, 2008, capital stock amounted to $209 compared to $162 at December 31, 2007. The increase reflects the issue of 4,692,856 shares at par value of $0.00001, the majority of which relates to the private placement completed on March 27, 2008. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Private Placement of Convertible Notes and Warrants - May 2007

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000. The convertible notes bear interest at the rate of 8% per annum and are repayable on September 22, 2009. Interest is payable quarterly and payments commenced on July 1, 2007. The notes are convertible into common shares of the Company, at the option of the holders, at a conversion price of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012. The exercise price of the warrants was subsequently amended to $0.80 per share in the second quarter of 2008.

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

As at December 31, 2008 we had convertible notes of $714,502 (2007 - $417,634) outstanding, which represents $1,230,241 in convertible note financing less unamortized discount and deferred charges of $515,739. In 2008 a total of 235,714 notes were converted into common shares resulting in an increase of $165,000 in additional paid in capital.

Private Placement of Common Stock and Warrants - March 2008

On March 27, 2008, we completed a private placement of common stock and warrants for gross proceeds of $2,800,700. We sold 4,001,000 units, with each unit consisting of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.02 per common share and expires 24 months after the date of issuance.

In connection with this private placement, we paid a placement agent a cash commission in the amount of $196,000, which is equal to 7% of the gross proceeds of the offering. We also issued to the placement agent an option entitling the placement agent to acquire 320,080 units at $0.70 per unit, which expires 24 months after the date of issuance.

The cash consideration paid to the placement agent and the fair value of the placement agent’s option is reflected as a reduction to additional paid-in capital.

Pursuant to the terms of the private placement, we were obligated to use our best efforts to: (i) have our common stock listed on the TSX Venture Exchange, and (ii) file a resale registration statement with the U.S. Securities and Exchange Commission that registers for resale the common stock and the common stock issuable upon exercise of the warrants and the placement agent option. We fulfilled these obligations within the required time limits.

Additional Paid-in-Capital

Additional paid-in capital totaled $5,080,780 at December 31, 2008, as compared to $2,071,818 at December 31, 2007. The increase is attributable to increases of $2,127,920, $672,740, and $95,000 for the private placement completed in March 2008 in relation to common stock issued, warrants and placement agent compensation respectively as well as a decrease of $546,581 for transaction costs. Additional paid in capital also increased by $365,223 for stock based compensation. Of this amount, $111,617 relates to compensation to convertible note holders for their acceptance of an amendment of the anti-dilution terms of their convertible notes required in connection with the Company’s TSX listing; $92,571 relates to the adjustment of the exercise price of the warrants held by the convertible note holders; and $161,035 relates to the amortization of stock options granted to employees, directors, and to our investor relations consultant, Auctus Capital. Additional paid in capital increased further by $164,998 for converted notes, by $88,663 for options exercised, and by $40,999 for warrants exercised.

Key items from the Statement of Cash Flows

			Increase/	Percentage
	2008	2007	(Decrease)	Change
Operating Activities	$ (1,737,032)	$ (968,659)	$ (768,373)	79%
Financing Activities	2,478,784	1,162,806	1,315,978	113%
Investing Activities	(284,277)	(82,961)	(201,316)	243%
Cash and cash equivalents - end of period	555,999	330,967	225,032	68%

Statement of cash flows

Net cash used by operating activities was $1,737,032 in the year ended December 31, 2008, as compared to $968,659 for the same period in 2007. In 2008, net cash used by operating activities consisted of an operating loss of $2,806,387 and an increase in non-cash operating elements of working capital of $337,974.

Non-cash items included in operating activities totaled approximately $731,334, as follows:

a)	$465,918 in respect of accretion expense on the convertible notes issued in May 2007.

b)

$111,619 related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares.

c)

$92,571 additional compensation charge relating to the amendment of the exercise price of the outstanding warrants to the note holders from $1.02 to $0.80 resulting in an increase in the fair value of the warrant.

d)	$58,887 for options granted to Company employees.

e)	$51,772 in respect of the amortization of fixed assets.

f)	$51,727 for options granted to non-employee directors.

g)	$50,421 for options granted to Auctus Capital as per the investor relation agreement.

h)	($151,581) in respect of deferred income tax related to the convertible debt.

Our operating activities will continue to consume our available funds until we can generate increased revenues.

Net cash provided by financing activities was $2,478,784 for the year ended December 31, 2008, as compared to $1,162,806 provided in 2007. Of the net cash provided by financing activities in 2008, $2,800,700 came from a private placement financing completed on March 27, 2008, less $451,581 used to pay related transaction costs, and $129,665 was generated from the issue of capital stock in the second and third quarters.

Net cash used in investing activities was $284,277 for the year ended December 31, 2008 compared to a use of funds of $82,961 in 2007. Net cash used in investing activities in 2008 includes $277,220 of cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals. In accordance with the collaborative agreement dated April 7, 2008 the Company agreed to restrict $2,000,000 of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology. As at December 31, 2008, in line with project planning and management’s expectations, the Company had expensed approximately $1,832,470 on the project of which $1,722,780 had been disbursed, resulting in a restricted cash balance of $277,220 and amounts payable of $109,690. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceuticals in respect of management fees.

Cash of $7,057 was used to purchase capital assets in 2008, as compared to $82,961 in 2007.

The balance of cash as of December 31, 2008 amounted to $555,999, as compared to $330,967 at December 31, 2007. This amount excludes the restricted cash amount of $277,220 for the CPI-300 project. The increase in cash is primarily the result of proceeds from the private placement completed in March 2008. The increase in cash was partially offset by an increase in R&D expenses, the full year effect of management salaries, and costs associated with the Company’s listing on the TSX Venture Exchange.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

The financial statements for the fiscal years ending December 31, 2008 and 2007, required by Item 8 are set forth on pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position	Position since
Horst G. Zerbe	62	Chairman of the Board, President and Chief Executive Officer	April 2006
Paul A. Simmons	47	Chief Financial Officer	September 2008
Joel Cohen(1)	37	Director	April 2006
J. Bernard Boudreau(1) (2)	62	Director	June 2006
David Coffin-Beach(2) (3)	60	Director	June 2006
Ian Troup(1) (2)	66	Director	May 2008
Ingrid Zerbe	54	Secretary, Director Finance and Administration	April 2006

(1)	Audit Committee member

(2)	Compensation Committee member

(3)	Subsequently Mr. David Coffin-Beach resigned from the board of directors effective March 17, 2009.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the board and each executive officer serves at the discretion of the board.

Horst G. Zerbe, Ph.D.

Dr. Zerbe has more than 20 years experience in the pharmaceutical industry. He has been the President, Chief Executive Officer, and Chairman of IntelGenx Technologies Corp. since April 2006. In addition, Dr. Zerbe has served as the President, Chief Executive Officer and Director of IntelGenx Corp., our Canadian Subsidiary, since 2005. From 1998 to 2005, he served as the president of Smartrix Technologies Inc. in Montreal; prior thereto, from 1994 to 1998, he was Vice President of R&D at LTS Lohmann Therapy Systems in West Caldwell, NJ. He has published numerous scientific papers in recognized journals and holds over 30 patents.

Paul A. Simmons

Mr. Simmons was appointed as our Chief Financial Officer in September 2008. From 2003-2008, Mr. Simmons was employed by the CLAAS Group, a leading manufacturer of agricultural harvesting machinery. Mr. Simmons was initially based at Group HQ in Germany as Head of Corporate Controlling. In August 2005, he was transferred to the Baler Manufacturing subsidiary (Usines CLAAS France). In September 2006, Paul was transferred to French subsidiary Renault Agriculture to restructure and integrate the newly acquired Tractor Manufacturing Division into the CLAAS Group.

Mr. Simmons’ international finance credentials include an Association of Financial Controllers and Administrators (AFCA) certification, and a designation with the Association of Accounting Technicians (MAAT). He has expertise in both U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).

J. Bernard Boudreau

Mr. Boudreau has been a director of IntelGenx since June 2006. Since 2005, Mr. Boudreau has served as the Vice-president of Pharmeng International Inc., a company listed on the Toronto Stock Exchange. From 2001 to July 2005, he was President and CEO of Radcliffe Consulting and Investment Limited, a private consulting firm located in Halifax, N.S.. Mr. Boudreau has also served on the Board of Directors of a number of public and private companies, including Export Development Canada.

Mr. Boudreau has worked as a lawyer and as a public official in Canada. His litigation experience includes appearances at every level of the judicial system in Nova Scotia. He was appointed as Queen's Counsel in 1985. Mr. Boudreau was first elected to the provincial legislature of Nova Scotia in 1988. He served as Chair of the Public Accounts Committee and opposition critic for Finance and Economic Development. In 1993 he was re-elected as a member of government and held responsibilities as Minister of Finance, Minister of Health, Chair of the Cabinet Priorities and Planning Committee. Mr. Boudreau served as Government Leader in the Senate of Canada and Member of the federal Cabinet between 1999 and 2001.

David Coffin-Beach, Ph.D.

Dr. Coffin-Beach has been a director of IntelGenx since June, 2006. From April 2007 to 2008 he held a position as President and COO at Synovics Pharmaceuticals in Fort Lauderdale, Florida. From 2004 to 2007, Dr. Coffin-Beach served as President of ATP Solutions, a privately held consulting firm in Toronto which specializes in delivering strategic, technical, marketing and management services to pharmaceutical manufacturers and investors. Dr. Coffin-Beach was the founder, President and director of TorPharm from 1994 to 2004, the U.S. division of Apotex Inc. Prior to that assignment, Dr. Coffin-Beach held various positions at Schering-Plough Corporation ending with the position of Associate Director. Dr. Coffin-Beach has also held the following positions: Director of Research at Superpharm Corporation, a Division of Goldline Laboratories, where he was in charge of research and development of generic products; Senior Scientist and Group Leader at DuPont Pharmaceuticals, where he participated in the design and qualification of a new pharmaceutical research facility in Wilmington, Delaware, and was the co-inventor on two U.S. patents assigned to DuPont.

Dr. Coffin-Beach received his BS in Pharmacy from Union University, Albany College of Pharmacy, Schenectady, N.Y., and practiced both community and clinical pharmacy before returning for graduate studies at the University of Maryland in Baltimore to finish graduate school with a PhD in Pharmaceutics.

Subsequently Mr. David Coffin-Beach resigned from the board of directors effective March 17, 2009.

Ian Troup

Mr. Troup has been a director of IntelGenx Technologies Corp. since May 2008. Since April 2008 Mr. Troup has been a Director of Vital Medix, an early stage drug development company. In July 2007 he was appointed to the Board of Medisyn Technologies Inc., a privately held "in silica" drug discovery and development company. From September 1995 until December 2003, Mr. Troup was President and COO of Upsher-Smith Laboratories, a privately held generic company.

Born and educated in Scotland, Mr. Troup has worked in the pharmaceutical industry for over 35 years. Originally an industrial chemist, he has served in roles in the sales and marketing area for several leading companies. As President, he led the UK wing of Schwarz Pharma for 7 years before serving as President in Schwarz's subsidiary in the USA for an additional 9 years. Following this he served as President/COO of Upsher-Smith Laboratories. His experience includes new product development and launch, M&A work and strategic planning.

Joel Cohen, CFA

Mr. Cohen has been a director of IntelGenx Technologies Corp. since April, 2006. Mr. Cohen also served as the Chief Financial Officer of IntelGenx from April, 2006 until May 23, 2007. Mr. Cohen has experience in biotechnology and high tech financings and in financial analysis. From 2002 until 2007, Mr. Cohen was the consulting Chief Financial Officer for Osta Biotechnologies, a publicly traded company on the TSX venture exchange. Mr. Cohen continues to act as a consultant for various companies and is a director of ICP Solar Technologies Inc., a publicly traded company quoted on the OTC Bulletin Board that operates in the solar energy industry. From 1999 to 2002, Mr. Cohen was an investment banker at Canaccord Capital Corporation, where he specialized in biotechnology financings. He has worked on private and public offerings for various companies including Neurochem, Adherex, Bioniche, Diagnocure, Qbiogene and Aeterna. Mr. Cohen holds a Bachelor of Commerce degree in Finance from Concordia University and is a Chartered Financial Analyst.

Ingrid Zerbe

Mrs. Zerbe is our Director of Finance and Administration, Corporate Secretary and is a full time employee of IntelGenx . Mrs. Zerbe is the founder of IntelGenx Corp., our Canadian Subsidiary. She served as the president of IntelGenx Corp, since its incorporation in June 2003 until December, 2005. She has been a Director of the subsidiary since its incorporation in June, 2003 and a Director of the parent company from April 2006 until August 2006. Prior to founding IntelGenx, she worked in the travel industry. She holds a bachelor degree in economics from the business school in Bottrop, Germany, and a bachelor degree in social sciences from the University of Dortmund, Germany.

Key Personnel and Consultants

James Wittenberg, R.Ph, MS

Mr. Wittenberg serves as IntelGenx's Vice President Business Development since August, 2007. He has accumulated over 20 years of experience in the pharmaceutical industry in market research and most recently as Director of Business Development at Schwarz Pharma.

Nadine Paiement, MSc

Ms. Paiement serves as our Director of Research & Development. She joined IntelGenx in 2006. Ms. Paiement holds a M.Sc. degree in Polymer Chemistry from Sherbrooke University, and is co-inventor of IntelGenx's Tri-Layer technology. Prior to joining IntelGenx, she worked for five years as a formulation scientist at Smartrix Technologies, Inc.

The Board of Directors

Meetings of the Board of Directors

The Company's Board of Directors held four meetings during our 2008 Fiscal Year.

Compensation of the Board of Directors

Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors. As described below in "Director Compensation", during our 2008 Fiscal Year, our non-employee directors were granted options to purchase an aggregate number of 126,176 shares of our common stock. Since November of 2008 our directors receive cash compensation of CDN $500 for attending board meeting in person and CDN$100 for participating in board meetings via teleconference.

Committees of the Board of Directors

The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee. The Audit Committee is composed of J. Bernard Boudreau, Joel Cohen and Ian Troup. The audit committee held four meetings during our 2008 Fiscal Year.

Our audit committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters. The chairman of the audit committee is J. Bernard Boudreau. Our audit committee’s responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor’s engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre- approving all non-audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management’s discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters; and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor. We have adopted, along with our audit committee, a written charter of the audit committee setting out the mandate and responsibilities of the audit committee which provides that the audit committee convene no less than four times per year.

Accordingly, the Audit Committee discusses with RSM Richter, LLP, our auditors, our audited financial statements, including, among other things the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by our management in our financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, in addition to the auditor's independence.

Audit Committee Financial Expert. Joel Cohen serves as our audit committee financial expert. Mr. Cohen is not an “independent director”, as defined in the Nasdaq Stock Market, Inc. Marketplace Rules.

Compensation Committee. The Compensation Committee of the Board of Directors consists of David Coffin-Beach, J. Bernard Boudreau and Ian Troup. The Compensation Committee held its formal annual meeting in September 2008 during the 2008 Fiscal Year.

Our compensation committee reviews and makes recommendations to our board of directors concerning the compensation of our executive officers and key employees which include the review of our executive compensation and other human resource policies, the review and administration of any bonuses and stock options and major changes to our benefit plans and the review of and recommendations regarding the performance of the Chief Executive Officer and the Chief Financial Officer of the Company. Our compensation committee is comprised of non-management members of our board of directors and is required to convene at least annually. The chairman of our compensation committee is David Coffin-Beach.

Compensation Committee Interlocks and Insider Participation. As stated above, the Compensation Committee consists of David Coffin-Beach, J. Bernard Boudreau and Ian Troup. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members.

Executive Compensation

The key objectives of the Company's executive compensation policies are to attract and retain key executives who are important to the long-term success of the Company and to provide incentives for these executives to achieve high levels of job performance and enhancement of shareholder value. The Company seeks to achieve these objectives by paying its executives a competitive level of base compensation for companies of similar size and industry and by providing its executives an opportunity for further reward for outstanding performance in both the short term and the long term.

Executive Officer Compensation. The Company's executive officer compensation program is comprised of three elements: base salary, annual cash bonus and long-term incentive compensation in the form of stock option grants.

     Salary. The Compensation Committee and the Board of Directors will review base salaries for the Company's executive officers, taking into account individual experience, job responsibility and individual performance during the prior year. These factors are not assigned a specific weight in establishing individual base salaries. The Committee will also consider the Company's executive officers' salaries relative to salary information for executives in similar industries and similarly sized companies.

     Cash Bonuses. The purpose of the cash bonus component of the compensation program is to provide a direct financial incentive in the form of cash bonuses to executives.

     Stock Options. Stock options are the primary vehicle for rewarding long-term achievement of Company goals. The objectives of the program are to align employee and shareholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under the Company's Stock Option Plan, the Board of Directors or the Compensation Committee may authorize the grant options to purchase Common Stock of the Company to key employees of the Company. The options generally vest in increments over a period of years established at the time of grant except for the options granted to the non-employees directors which vest immediately.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2008, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows: The Form 4’s filed by the following directors were not filed timely: Bernard Boudreau and David Coffin-Beach. The Form 3 filed by our director Ian Troup was not filed timely.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.intelgenx.com.

Item 10. Executive Compensation.

The following table sets forth all compensation awarded to, or earned by, our Principal Executive Officer, and our two other most highly compensated executive officers for the years indicated.

Name and			Option	All Other
principal			Awards	Compensation
position	Year	Salary ($)	($)	($)	Total ($)
(a)	(b)	(c)	(f)	(i)	(j)
Horst Zerbe,	2008	178,427	Nil	Nil	178,427
President and CEO	2007	176,536	Nil	Nil	176,536
Paul A. Simmons	2008	45,738	Nil	16,917(2)	62,655
CFO(1)	2007	N/A
Gino Di Iorio,	2008	78,921	12,731(4)	Nil	91,652
CFO (3)	2007	46,235	Nil	Nil	46,235

Footnotes:

(1)	Mr. Paul A. Simmons jointed the Company in September 2008.

(2)	Mr. Paul A. Simmons received a cash compensation for services provided prior to his employment agreement.

(3)	Mr. Di Iorio was the Company's Chief Financial Officer from August, 2007 until to July, 2008. As per his employment agreement he was entitled to receive his base salary until October of 2008.

(4)	As a result of his departure from the Company, Mr. Di Iorio was only be entitled to exercise half, or 37,500, of the options granted to him. The vested options to purchase common stock expired un-exercised in November of 2008.

Compensation Discussion and Analysis

Employment Agreements

Horst Zerbe. Effective December 1, 2005, we entered into an employment agreement with Dr. Horst Zerbe, our President and Chief Executive Officer. The agreement is for an indefinite period of time. Under the agreement, Dr. Zerbe is entitled to receive: (1) a minimum base salary of CAN$175,000 per year; and (2) an annual bonus equal to 50% of base salary upon the performance of certain milestones set out by the board of directors.

As per recommendation of the Compensation Committee the board of directors approved the increase of Mr. Zerbe’s minimum base salary by 5% to CAN$ 183,750 effective as of September 2008 (US$171,364 at year-end 2008).

Paul A. Simmons. Effective September 1, 2008, we entered into an employment agreement with Mr. Paul A. Simmons, to serve as our Chief Financial Officer. Under the agreement, Mr. Simmons is entitled to receive: (1) a minimum base salary of CAN$150,000 (US$110,965 at year-end 2008) per year, and (2) option grants under the 2006 Stock Option Plan, and (3) an annual bonus up to 30% of his base salary upon the achievement of specific performance targets established by the board of directors.

Gino Di Iorio. Effective August 6, 2007, we entered into an employment agreement with Mr. Gino Di Iorio, to serve as Chief Financial Officer. Under the agreement, Mr. Di Iorio is entitled to receive: (1) a minimum base salary of CAN$110,000 (US$110,965 at year-end 2007) per year, and (2) option grants under the 2006 Stock Option Plan. Mr. Di Iorio’s agreement was terminated in July of 2008.

Incentive Plan Awards

The following table presents information regarding the outstanding equity awards held by each of the named officers as of December 31, 2008, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number of Securities	Number of Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying	Option
	Options	Options	Unexercised	Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

Horst G. Zerbe	225,000	Nil	Nil	0.41	Nov. 9, 2011

Paul A. Simmons	Nil	100,000 [1]	Nil	0.85	Sep.8, 2013

1 On September 8, 2008, 100,000 options were granted to Mr. Paul Simmons in connection with his employment agreement. The options vest over two years, none of which are exercisable as of year-end 2008.

Director Compensation

The following table sets forth compensation paid to each named director during the year end December 31, 2008.

In addition, directors are reimbursed for reasonable expenses incurred in their capacity as directors, including travel and other out-of-pocket expenses incurred in connection with meetings of the board of directors or any committee of the board of directors.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Non-Qualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Bernhard J. Boudreau[4]	466	Nil	10,174[1]	Nil	Nil	18,921[5]	29,561
David Coffin-Beach[4]	93	Nil	10,174[2]	Nil	Nil	18,921[6]	29,188
Joel Cohen[4]	466	Nil	Nil	Nil	Nil	Nil	466
Ian Troup[4]	466	Nil	30,398[3]	Nil	Nil	Nil	30,864

1Represents 25,588 options issued on May 22, 2008

2Represents 25,588 options issued on May 22, 2008

3Represents 75,000 options issued on September 8, 2008

4 As of November 2008 non-employee directors are entitled to a cash compensation fee of 500 Canadian Dollar per board meeting attendance and 100 Canadian Dollar per board meeting attendance by conference call. The cash amounts represent the equivalent U.S. Dollar value measured at the appropriate year end exchange rate used in the financial statements.

5Represents the grant of a one-time cash compensation in form of a retainer for services provided as chairman of the audit committee. Mr. Boudreau used the total retained compensation to exercise stock option in August of 2008.

6Represents the grant of a one-time cash compensation in form of a retainer for services provided as chairman of the compensation committee.

Directors’ and Officers’ Liability Insurance

We carry directors’ and officers’ liability insurance at an approximate annual cost of $18,188.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information concerning the beneficial ownership of our shares of common stock by our directors and executive officers, and by each beneficial owner of five percent (5%) or more of our outstanding common stock. Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership is based upon 20,850,003 shares of common stock outstanding as of March 4, 2009. Unless otherwise indicated, the address of each of the named persons is care of IntelGenx Technologies Corp., 6425 Abrams, Ville St-Laurent, Quebec, H4S 1X9.

Name and Address	Amount and Nature of	Percent of
Of Owner	Beneficial Ownership	Class
Horst G. Zerbe(1)	4,934,643.5 (1)	23.7%
Ingrid Zerbe(2)	4,934,643.5 (2)	23.7%
Joel Cohen(3)	1,846,713 (3)	8.9%
Bernard Boudreau (4)	133,088 (4)	*
David Coffin-Beach (5)	178,779 (5)	*
Ian Troup(6)	75,000(6)	*
Paul A. Simmons(7)	25,000(7)	*
All directors and officers as a group (7 persons) (11)	12,127,867	58.2%
AlphaOne Offshore Inc.
Ugland House	2,082,915 (8)	9.99%
South Church St.
George Town, Grand Cayman
AGF Canadian Small Cap Fund
TD Bank Tower, 31st Floor	2,082,915 (9)	9.99%
Toronto ON M5K 1E9
Northern Rivers Capital Management Inc.
Royal Bank Plaza	2,082,915 (10)	9.99%
North Tower, Suite 2000
200 Bay Street, P.O. Box 66
Toronto ON M5J 2J2

* Less than 1%.

(1) In connection with the acquisition of IntelGenx in 2006, Horst Zerbe became our President, Chief Executive Officer and Director and acquired 4,709,643.5 exchangeable shares of our Canadian holding corporation 6544631Canada Inc., a Canadian special purpose corporation which wholly owns IntelGenx Corp. (the "Exchangeable Shares"). The 4,709,643.5 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Horst Zerbe's discretion. Prior to exchanging the Exchangeable Shares for shares of common stock, Horst Zerbe has the right to vote 4,709,643.5 shares of common stock which are currently held in trust on behalf of Horst Zerbe. The 4,709,643.5 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Horst Zerbe's beneficial ownership includes 225,000 shares of common stock underlying options granted November 9, 2006, which are currently exercisable. The options have an exercise price of $0.41. Horst Zerbe and Ingrid Zerbe are husband and wife.

(2) In connection with the acquisition of IntelGenx in 2006, Ingrid Zerbe became our Secretary and our director of Finance and Administration and acquired 4,709,643.5 Exchangeable Shares. The 4,709,643.5 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Ingrid Zerbe's discretion. Prior to exchanging the Exchangeable Shares, Ingrid Zerbe has the right to vote 4,709,643.5 shares of common stock which are currently held in trust on behalf of Ingrid Zerbe. The 4,709,643.5 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Ingrid Zerbe's beneficial ownership includes 225,000 shares of common stock underlying options granted November 9, 2006, which are currently exercisable. The options have an exercise price of $0.41. Horst Zerbe and Ingrid Zerbe are husband and wife.

(3) In connection with the acquisition of IntelGenx in 2006, Joel Cohen became a Director and acquired 1,571,713 Exchangeable Shares. The 1,571,713 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Joel Cohen's discretion. Prior to exchanging the Exchangeable Shares for shares of common stock, Joel Cohen has the right to vote 1,571,713 shares of common stock which are currently held in trust on behalf of Joel Cohen. The 1,571,713 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Mr. Cohen's beneficial ownership includes 250,000 exercisable options to purchase common stock at an exercise price of $0.41 granted on November 13, 2006 and 25,000 exercisable options to purchase common stock at an exercise price of $1.15,granted on August 9,2007.

(4) Mr. Boudreau's beneficial ownership consists of 75,000 exercisable options to purchase common stock at an exercise price of $0.70 (adjusted from $0.41 in May 2008), granted in October 2006, 32,500 exercisable options to purchase common stock at an exercise price of $1.15, granted on August 9, 2007 and 25,588 options to purchase common stock at an exercise price of $0.85. On November..2008 Mr. Boudreau exercised 35,000 options at an exercise price of $0.41 in exchange for the same number of shares of common stock.

(5) Dr. Coffin-Beach's beneficial ownership includes 75,000 exercisable options to purchase common stock at an exercise price of $0.70(adjusted from $0.41 in May 2008), granted in October, 2006, 25,000 exercisable options to purchase common stock at an exercise price of $1.15, granted on August 9, 2007, 25,000 exercisable options to purchase common stock at an exercise price of $1.15, granted on August 9, 2007 and 25,588 options to purchase common stock at an exercise price of $0.85. He also owns 53,191 shares of common stock which he purchased in April of 2006.

(6) Mr. Troup’s beneficial ownership consists of 75,000 exercisable options to purchase common stock at an exercise price of $0.85, granted in September of 2008.

(7) Mr. Simmon's beneficial ownership consists of 100,000 options to purchase common stock at an exercise price of $0.85, granted in September of 2008. The Options vest over two years, 25% every six months, 25,000 of which are exercisable within 60 days of this 10K filing.

(8) Alpha One is the beneficial owner of an aggregate of 1,429,000 shares of common stock and 1,429,000 shares of common stock underlying two-year warrants exercisable at $1.02, subject to adjustment. However, Alpha One has contractually agreed to restrict its ability to exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such exercise does not exceed 9.99% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Exchange Act. Accordingly, this columns represents the aggregate maximum number and percentage of shares that Alpha One can own at one time due to the 9.99% limitation.

(9) AGF is the beneficial owner of an aggregate of 1,143,000 shares of common stock and 1,143,000 shares of common stock underlying two-year warrants exercisable at $1.02, subject to adjustment. However, AGF has contractually agreed to restrict its ability to exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such exercise does not exceed 9.99% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Exchange Act. Accordingly, this column represents the aggregate maximum number and percentage of shares that AGF can own at one time due to the 9.99% limitation.

(10) Northern Rivers is the beneficial owner of an aggregate of 1,429,000 shares of common stock and 1,429,000 shares of common stock underlying two-year warrants exercisable at $1.02, subject to adjustment. However, Northern Rivers has contractually agreed to restrict its ability to exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such exercise does not exceed 9.99% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Exchange Act. Accordingly, this columns represents the aggregate maximum number and percentage of shares that Northern Rivers can own at one time due to the 9.99% limitation.

(11) Subsequently Mr. David Coffin-Beach resigned from the board of directors effective March 17, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

Although IntelGenx has not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

During the year ended December 31, 2008, $5,614 of interest was paid to Ingrid Zerbe, our secretary and director of finance and administration for interest on a long-term shareholder loan. The loan is unsecured, bears interest at 6% per annum and is not repayable prior to January 1, 2010. The amount outstanding at December 31, 2008, was $101,193. Ingrid Zerbe was also paid $18,882 under an equipment lease for the year ended 2008. The lease expires on August 31, 2010.

Director Independence

Three of our five directors are deemed “independent directors”, as defined by the Nasdaq Stock Market, Inc. Marketplace Rules. We cannot guarantee that our Board of Directors will always have a majority of independent directors. In the absence of a majority of independent directors, our executive officer, who is also a principal stockholder and director, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Family Relationships

Horst Zerbe and Ingrid Zerbe are husband and wife.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm during fiscal years 2008 and 2007. The Company’s financial statements for those years were audited by RSM Richter LLP.

	2008	2007

Audit Fees (1)	$115,072	$$115,000
Audit-Related Fees (2)
Tax Fees (3)
All Other Fees

Total	$115,072	$115,000

(1) Audit fees are fees for services provided in connection with the audits of the Company's annual financial statements and quarterly reviews of interim quarterly financial statements, as well as audit provided in connection with other statutory and regulatory filings.

(2) Audit-related fees are aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not otherwise reported as Audit fees.

(3) Tax fees are aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules

2.1	Share exchange agreement dated April 10, 2006, incorporated by reference to the Form 8-K/A filed on April 28, 2006
3.1	Articles of incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999)
3.3	Amendment to the Articles of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
4.1	Warrants dated March 16, 2006 issued to Patrick J. Caruso (incorporated by reference to the Form SB-2 (File No. 333-135591), filed on July 3, 2006)
5.1	Legal Opinion (To be filed by amendment)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on April 28, 2006)
10.1	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.2	Joel Cohen consulting agreement (incorporated by reference to the Form SB-2 (File No. No. 333-135591) filed on July 3, 2006)
10.3	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4	Registration rights agreement, incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.5	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.6	Investor relations consulting agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.7	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.8	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.9	Form of 8% Secured Convertible Debenture (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.10	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.11	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.12	Form of Security Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.13	Subsidiary Guarantee (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.14	Deed of Hypothec (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.15	Agency Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.16	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.17	Form of Amending Letter to Subscription Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.18	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.19	Form of Warrant (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.20	Form of Lock up Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.21	Broker’s Warrant (incorporated by reference to the Form S-1 filed on March 24, 2009)
10.22	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on August 4, 2008)
10.23	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)
10.24*	Amended and Restated 2006 Stock Option Plan, May 29, 2008
14	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009)
16.1	Letter on change in certifying accountant (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consent of RSM Richter LLP
* Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on March 24, 2009, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By: /s/Horst G. Zerbe
     Horst G. Zerbe
     President and Chief Executive Officer
     (Principal Executive Officer)

By: /s/Paul Simmons
     Paul Simmons
     Chief Financial Officer
     (Principal Accounting Officer)

     In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

By: /s/Horst G. Zerbe	President, Chief Executive Officer, Director	March 24, 2009
Horst G. Zerbe

By: /s/Paul Simmons	Chief Financial Officer	March 24, 2009
Paul Simmons

By:/s/Joel Cohen	Director	March 24, 2009
Joel Cohen

By: /s/Bernard Boudreau	Director	March 24, 2009
Bernard Boudreau

By:/s/Ian Troup	Director	March 24, 2009
Ian Troup

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
Contents
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Shareholders' Equity	F3 - F-4
Statements of Operations and Comprehensive Loss	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-30

> >
RSM Richter LLP
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations, comprehensive loss, and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as at December 31, 2008 included in the accompanying 10 – K filing and, accordingly, we do not express an opinion thereon.

RSM Richter LLP (signed)

Chartered Accountants

Montreal, Quebec
March 23, 2009

> >
IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
		2008	2007
Assets
Current
Cash and cash equivalents		$555,999	$330,967
Restricted cash (note 6)		277,220	-
Accounts receivable		317,063	427,476
Income taxes recoverable		-	11,028
Prepaid expenses		44,936	23,443
Investment tax credits receivable		269,156	243,006
		1,464,374	1,035,920
Property and Equipment (note 7)		157,156	235,244
		$1,621,530	$1,271,164

Liabilities
Current
Accounts payable and accrued liabilities		525,661	261,485
Convertible notes, less unamortized discount of $515,739 (note 10)		714,502	-
Deferred income tax liability		127,408	-
		1,367,571	261,485
Loan Payable, Shareholder		82,357	101,193
Convertible Notes, less unamortized discount $1,082,366 (note 10)		-	417,634
Deferred Income Tax Liability		-	278,988
Commitments (note 11)
Shareholders' Equity
Capital Stock (note 12)		209	162
Additional Paid-in-Capital		5,080,780	2,071,818
Accumulated Other Comprehensive Income		(184,342)	58,542
Accumulated Deficit		(4,725,045)	(1,918,658)
		171,602	211,864
		$1,621,530	$1,271,164

See accompanying notes

Approved on Behalf of the Board:
/s/ J. Bernard Boudreau	Director
/s/ Horst G. Zerbe	Director

> >
IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2007
(Expressed in U.S. Funds)

> >
				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2006	16,007,489	$160	$1,165,403	$(19,619)	$(817,865)	$328,079
Foreign currency translation adjustment	-	-	-	78,161	-	78,161
Debenture conversion	149,657	2	104,757	-	-	104,759
Warrants issued, net of transaction costs of $121,063	-	-	452,023	-	-	452,023
Stock-based compensation	-	-	202,607	-	-	202,607
Beneficial conversion feature, net of a deferred income
tax liability of $343,065	-	-	147,028	-	-	147,028
Net loss for the year	-	-	-	-	(1,100,793)	(1,100,793)
Balance – December 31, 2007	16,157,146	$162	$2,071,818	$58,542	$(1,918,658)	$211,864

See accompanying notes

> >
IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2008
(Expressed in U.S. Funds)

> >
				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2007	16,157,146	$162	$2,071,818	$58,542	$(1,918,658)	$211,864
Foreign currency translation adjustment	-	-	-	(242,884)	-	(242,884)
Issue of common stock, net of transaction costs of
$415,290 (note 12)	4,001,000	40	1,712,630	-	-	1,712,670
Warrants issued, net of transaction costs of $131,291
(note 13)	-	-	541,449	-	-	541,449
Cashless warrants exercised (note 13)	5,186	-	-	-	-	-
Agent’s options (note 13)	-	-	95,000	-	-	95,000
Stock-based compensation (note 13)	-	-	161,035	-	-	161,035
Options exercised (note 13)	191,500	2	88,663	-	-	88,665
Warrants exercised (note 13)	100,000	1	40,999	-	-	41,000
Modification of warrant terms (note 13)	-	-	92,571	-	-	92,571
Debenture conversions (note 10)	235,714	2	164,998	-	-	165,000
Stock compensation to debenture holders (note 13)	159,456	2	111,617	-	-	111,619
Net loss for the year	-	-	-	-	(2,806,387)	(2,806,387)
Balance – December 31, 2008	20,850,002	$209	$5,080,780	$(184,342)	$(4,725,045)	$171,602

See accompanying notes

> >
IntelGenx Technologies Corp.

Consolidated Statements of Operations and Comprehensive Loss
For the Year Ended December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
	2008	2007

Revenue	$945,746	$835,376
Interest	30,864	27,355
	976,610	862,731
Expenses
Research and development	2,085,433	777,773
Research and development tax credits	(305,692)	(174,399)
Management salaries	551,771	328,513
General and administrative	212,915	166,249
Professional fees	695,158	424,817
Depreciation	51,772	42,003
Foreign exchange	(122,915)	113,552
Interest and financing fees	766,136	349,093
	3,934,578	2,027,601
Loss Before Income Taxes	(2,957,968)	(1,164,870)
Income taxes (note 14)	(151,581)	(64,077)
Net Loss	(2,806,387)	(1,100,793)
Other Comprehensive Loss
Foreign currency translation adjustment	(242,884)	78,161
Comprehensive Loss	$(2,563,503)	$(1,022,632)
Basic Weighted Average Number of Shares Outstanding	19,657,224	16,042,791
Basic and Diluted Loss Per Common Share (note 17)	$(0.14)	$(0.07)

See accompanying notes

> >
IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
	2008	2007

Funds Provided (Used) -
Operating Activities
Net loss	$(2,806,387)	$(1,100,793)
Depreciation	51,772	42,003
Investor relations services	50,421	68,349
Stock-based compensation	110,661	202,607
Modification of warrant terms	92,571	-
Interest accretion	465,918	195,317
Deferred income tax	(151,581)	(64,077)
Amendment of convertible notes	111,619	-
	(2,075,006)	(656,594)
Changes in non-cash operating elements of working capital	337,974	(312,065)
	(1,737,032)	(968,659)
Financing Activities
Repayment of long-term debt	-	(107,871)
Issue of capital stock	2,930,365	-
Transaction costs	(451,581)	(229,323)
Convertible notes	-	1,500,000
	2,478,784	1,162,806
Investing Activities
Additions to property and equipment	(7,057)	(82,961)
Restricted cash (note 6)	(277,220)	-
	(284,277)	(82,961)
Increase in Cash and Cash Equivalent	457,475	111,186
Effect of Foreign Exchange on Cash and Cash Equivalents	(232,443)	(7,797)
Cash and Cash Equivalents
Beginning of Year	330,967	227,578
End of Year	$555,999	$330,967

See accompanying notes

> >
IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
1.	Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $4,725,045 (2007 $1,918,658). To date, the Company’s operations have been financed principally through the issuance of capital stock, long term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attain profitable operations. With the Company's existing working capital levels, it will be able to continue operations at least through the end of the second quarter of fiscal 2009.

The Company's strategy is to continue to focus on the development of novel oral immediate release and controlled release products for the branded and generic pharmaceutical markets. The Company will continue to develop novel, orally administered drug delivery products based upon its proprietary oral drug delivery technologies and will continue to position itself as a provider of product development services for the pharmaceutical industry.

To date revenues consisted primarily of research and development fee revenues and have not been sufficient to sustain operations. However, the Company expects to generate revenues from sales and manufacturing royalties in future years following development and commercialization of products within its current pipeline.

The first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008. Management anticipates generating royalty revenue of between $0.5 million and $0.75 million from royalty payments from this product in fiscal 2009. In addition, management is actively pursuing marketing opportunities for the product outside of the USA.

The Company currently has a pipeline of 11 products under development. Of the products under development, CPI- 300, an oral antidepressant formulated using the Company’s proprietary controlled release technology, is the most advanced. The Company is currently finalizing the preparation of a 505(b)(2) New Drug Application for this product that is expected to be filed with the FDA in the first quarter of 2009.

Nonetheless, in order to achieve profitability, revenue streams will have to increase significantly from current levels and there is no assurance that revenues can increase to such a level.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
2.	Going Concern (Cont’d)

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000, of which $1,230,241 remained outstanding at December 31, 2008. The notes are repayable on September 22, 2009. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share.

The Company raised net cash proceeds of $2,478,784 through the issuance of common shares in the year ended December 31, 2008. We are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that impact our ability to conduct our business and raise additional funds. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations, including the development and/or commercialization of one or more of our product candidates. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from pre- commercialization payments. There can be no assurance that such proceeds, if any, will be material.

Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Nature of Business

The Company specializes in the development of pharmaceutical products in co-operation with various pharmaceutical companies. The Company has developed three proprietary technologies and is currently utilizing these to develop 11 products, 7 of which are partnered and 4 of which are in the clinical development stage.

The Company’s first product, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
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

The Company has license agreements that specify that certain royalties are earned by the Company on sales of licensed products in the licensed territories. Licensees report sales and royalty information in the 45 days after the end of the quarter in which the activity takes place and typically do not provide the Company with forward estimates or current-quarter information. Because the Company is not able to reasonably estimate the amount of royalties earned during the period in which these licensees actually ship products, royalty revenue is not recognized until the royalties are reported to the Company and the collection of these royalties is reasonably assured.

Sales Tax

A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
4.	Summary of Significant Accounting Policies (Cont’d)

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Cash and Cash Equivalent

Cash and cash equivalent is comprised of cash on hand and a term deposit with an original maturity date of less than three months that are stated at cost, which approximates market value.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2008 and 2007 accounts receivable.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed.

Property and Equipment

Property and equipment are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the methods as follows:

> >
On the declining balance method -
Laboratory and office equipment	20%
Computer equipment	30%

On the straight-line method -
Leasehold improvements	over the lease term

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repair and maintenance are expensed as incurred.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
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

Foreign Currency Translation

The Company's reporting currency is the United States dollar. The Canadian dollar is the functional currency of the Company's Canadian operations, which is translated to the United States dollar using the current rate method. Under this method, accounts are translated as follows:

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

Share-Based Payments

The Company accounts for share-based payments in accordance with the provisions of FAS 123R "Share-based payments (Revised)" and accordingly recognizes in its financial statements share-based payments at their fair value. In addition, the Company will recognize in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense will be recognized on a straight-line basis over the vesting period and the offsetting credit will be recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital will be recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock-based awards. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the options.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
4.	Summary of Significant Accounting Policies (Cont’d)

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. Any antidilutive instruments are excluded from the calculation of diluted loss per share.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We expect SFAS 160 will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that this statement will have on its disclosures related to derivative instruments and hedging activities.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
4.	Summary of Significant Accounting Policies (Cont’d)

The FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Company’s financial position or results of operations.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
4.	Summary of Significant Accounting Policies (Cont’d)

EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock was ratified by the FASB. This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material effect on the Company’s financial position or results of operations.

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

The EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. This EITF considers whether all of the provisions of Statement 141(R) and Statement 160 should be applied when accounting for an equity method investment. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The EITF issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary”. This Issue addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary, is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of Statement 133 or being within the scope of Issue 00-19. This EITF is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

5.	Adoption of New Accounting Standards

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
5.	Adoption of New Accounting Standards (Cont’d)

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2008.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable and the convertible notes approximate fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder is presumed to have a fair value measured by the cash proceeds exchanged at issuance in accordance with APB-21 “Interest on Receivables and Payables”.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
5.	Adoption of New Accounting Standards (Cont’d)

> >
		December 31, 2008		December 31, 2007
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	Level 1	$555,999	$555,999	$330,967	$330,967
Restricted cash	Level 1	277,220	277,220	-	-
Investment tax credits receivable	Level 1	269,156	269,156	243,006	243,006
Financial liabilities
Loan payable, shareholder	Level 2	82,357	82,357	101,193	101,193
Convertible notes, excluding unamortized discounts	Level 3	1,230,241	1,099,280	417,634	417,634

> >
6.	Collaborative Agreements

On April 7, 2008, the Company ratified with Cary Pharmaceutical, a pharmaceutical development company, an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company accounts for this transaction as a collaborative agreement as defined as EITF 07-1 “Accounting for Collaborative agreements”. Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents was initially restricted for the funding of this venture. This cash was taken from the proceeds of the private placement of March 27, 2008.

In accordance with the project plan, as of December 31, 2008, the Company has expensed approximately $1,832,470 on the project of which $1,722,780 had been disbursed, resulting in a restricted cash balance of $277,220 and amounts payable of $109,690. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceutical in respect of management fees. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
7.	Property and Equipment

> >
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Laboratory and office equipment	$237,551	$109,438	$128,113	$185,073
Computer equipment	24,337	12,783	11,554	16,085
Leasehold improvements	51,263	33,774	17,489	34,086
	$313,151	$155,995	$157,156	$235,244

> >
8.	Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities is approximately $13,390 (2007 - $71,651) payable to shareholders, who are also officers of the Company.

9.	Loan Payable, Shareholder

The loan payable, shareholder, who is also an officer of the Company, is unsecured, bears interest at 6% per annum and is not repayable prior to January 1, 2010. Interest incurred during the year amounted to approximately $5,614 (2007 - $5,636) which is measured at the exchange amount.

10.	Convertible Notes

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
10.	Convertible Notes (Cont’d)

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

> >
Expected volatility	64%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

> >

Substantially all of the assets of the Company have been pledged as security of the convertible notes. In the year ended December 31, 2008, $103,820 of interest was paid (2007 - $66,180), and $465,918 of interest has been accreted (2007 - $195,317). During the year, $165,000 (2007 - $104,759) of convertible notes were exchanged for 235,714 (2007 - 149,657) shares of common stock.

11.	Commitments

The Company has entered into an agreement to lease premises up to August 2009. The future minimum lease payments until expiry of the existing lease period are approximately $8,119. The total rental expense in 2008 was $14,800.

On May 29, 2008, the Company signed a new agreement with Auctus Capital for investor relation services. As part of the terms of this agreement, the Company is required to pay CDN $6,000 (US- $4,926) a month to Auctus Capital for a period of one year.

In the fourth quarter of 2008 the Company paid a deposit totaling $22,681 to Cushman & Wakefield Lepage to be held “in trust” in respect of a right to lease alternative, local, premises. Under the terms of the agreement the Company will forfeit the deposit if the Company fails to sign a lease agreement.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
12.	Capital Stock

	2008	2007
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
20,850,002 (December 31, 2007 - 16,157,146) common shares	$209	$162

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

On March 27, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,700. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,127,960 excluding transaction costs. (See note 13 for the portion allocated to the warrants.)

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

Pursuant to the terms of the private placement, the Company was obliged to use its best efforts to (i) have the common shares listed on the TSX Venture Exchange, and (ii) prepare and file with, and have declared effective, by the U.S. Securities and Exchange Commission, a resale registration statement in respect of the common shares and the warrants issued to subscribers as well as those issuable upon exercise of the agents warrants, all prior to 4 months after March 27, 2008. All of these provisions were satisfied within the required time limits during the second quarter of 2008.

On April 22, 2008, 100,000 warrants were exercised for 100,000 common shares having a par value of $1 for cash consideration of $41,000, resulting in an increase in additional paid-in capital of $40,999.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
12.	Capital Stock (Cont’d)

On April 22, 2008, the Company entered into agreements to amend the anti-dilution terms of the convertible notes. As consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares having a par value of $2 in aggregate, resulting in an increase in additional paid-in capital of $111,617.

In the year ended December 31, 2008, 191,500 stock options were exercised for 191,500 common shares having a par value of $2 in aggregate, for cash consideration of $88,665, resulting in an increase in additional paid-in capital of $88,663.

13.	Additional Paid-In Capital

Stock Options

In November 2006, the Company adopted the 2006 Stock Incentive Plan ("Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company. A total of 1,600,749 shares of common stock were reserved for issuance under this plan. Options may be granted under the Plan on terms and at prices as determined by the Board of Directors except that the options cannot be granted at less than 100%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. All options granted to individuals other than non- employee directors will have a total vesting period of 24 months from the date of grant, with one quarter of the total options granted vesting and becoming exercisable every six months. Options granted to non-employees will vest and become 100% fully exercisable immediately upon grant.

On August 9, 2007, the Company granted 257,500 stock options to employees and directors to purchase common shares. The stock options are exercisable at $1.15 per share and have a term of 10 years with vesting provisions ranging from immediate to vesting in equal increments over two years.

The fair values of all options granted during 2007 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

> >
2007

Expected option life	5.00 - 5.75 years
Volatility	71%
Risk-free interest rate	4.58%
Dividend yield	Nil

The weighted average grant-date fair values for stock options granted during 2007 were $0.74 per option, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
13.	Additional Paid-In Capital (Cont’d)

On March 27, 2008, IntelGenx Technologies Corp. issued 320,080 agent’s options exercisable into one common share and one stock purchase warrant per agent’s option. The exercise price of the option and the stock purchase warrant are $0.70 and $1.02 respectively and they expire on March 27, 2010. As at December 31, 2008, no agent’s options had been exercised. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 12. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $95,000, using the assumptions below:

> >
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

> >
Expected volatility	76%
Expected life	2.5 years
Risk-free interest rate	2.70%
Dividend yield	Nil

On May 29, 2008, 400,000 stock options were granted to Auctus Capital as compensation for investor relation services. The option grant was subject to shareholder approval to increase the number of shares to be issued under the stock option plan, which was subsequently given at the Annual General Meeting, held on September 8, 2008. The exercise price of the options is $1. The options vest based upon a combination of the achievement of certain performance conditions and the passage of time. As of December 31, 2008, performance conditions have been met for the first 200,000 options tranche. The first tranche of the 200,000 stock options were accounted for at its fair value, as determined by the Black-Scholes valuation model, of $86,112, using the following assumptions:

> >
Expected volatility	75%
Expected life	2.69 years
Risk-free interest rate	2.81%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
13.	Additional Paid-In Capital (Cont’d)

As a result of the May 29, 2008 grant, the Company recorded a compensation expense of $50,421 in the year ended December 31, 2008 for the first tranche of 200,000 options. As at December 31, 2008, the performance conditions for the second tranche of 200,000 stock options had not yet been achieved and as such no compensation expense has been recognized.

At the Annual General Meeting on September 8, 2008 the Shareholders of the Company approved to amend the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 1,600,749 to 2,074,000, or 10% of the Company’s issued and outstanding shares as of July 28, 2008.

On September 8, 2008, the Company granted 75,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.85 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $30,398, using the following assumptions:

> >
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

> >
Expected volatility	76%
Expected life	3.1 years
Risk-free interest rate	2.49%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
13.	Additional Paid-In Capital (Cont’d)

Information with respect to stock option activity for 2007 and 2008 is as follows:

> >
		Weighted Average
	Number of Options	Exercise Price
		$
Outstanding – January 1, 2007	1,119,000	0.41
Granted	257,500	1.15
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding – December 31, 2007	1,376,500	0.55
Granted	626,176	0.95
Forfeited	(50, 000)	(0.97)
Expired	(62,500)	(1.15)
Exercised	(191,500)	(0.46)
Outstanding – December 31, 2008	1,698,676	1.01

Details of stock options outstanding as at December 31, 2008 are as follows:

	Outstanding Options				Exercisable Options

			Weighted			Weighted
		Weighted Average	Average	Aggregate		Average	Aggregate
Exercise	Number of	Remaining	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Prices	Options	Contractual Life	Price	Value	Options	Price	Value
$		(years)	$	$		$	$

0.41	800,000	2.88	0.41		800,000	0.41
0.70-0.85	341,176	3.98	0.80		241,176	0.78
1.00-1.15	557,500	4.18	1.05		236,667	1.08

	1,698,676	3.51	1.01	152,000	1,277,843	0.60	152,000

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
13.	Additional Paid-In Capital (Cont’d)

Stock-based compensation expense recognized in 2008 in regards to the stock options was $161,035 (2007 - $202,607). As of December 31, 2008, total unrecognized compensation expense related to unvested stock options was $83,177. This amount is expected to be recognized as expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of these stock options to accelerate and would result in this amount being charged to stock-based compensation expense.

Warrants

On May 22, 2007, IntelGenx Technologies Corp. issued 214,286 stock purchase warrants exercisable into common shares at $0.70 per share which expire on May 22, 2011. The Stock purchase warrants were issued as part of the transaction costs in connection with the convertible notes described in note 10. The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $82,993, using the following assumptions:

> >
Expected volatility	64%
Expected life	4 years
Risk-free interest rate	4.39%
Dividend yield	Nil

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors as described in note 10. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

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

On March 27, 2008, the Company issued 4,001,000 stock purchase warrants exercisable into common shares at $1.02 per share which expire on March 27, 2010. The stock purchase warrants were issued in connection with the private placement described in note 12. The stock purchase warrants were valued at $672,740, before transaction costs, based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
13.	Additional Paid-In Capital (Cont’d)

> >
Expected volatility	77%
Expected life	2 years
Risk-free interest rate	1.75%
Dividend yield	Nil

As at March 31, 2008, 5,186 shares of common stock were issued as a result of the cashless exercise of 10,638 warrants with an exercise price of $0.41 and a fair value of $0.80. These warrants were initially granted for services rendered pursuant to the share exchange transaction of April 28, 2006. The remaining 180,053 warrants that were granted in 2006 expired on April 28, 2008 and November 13, 2008.

On April 22, 2008, $100,000 warrants were exercised for 100,000 common shares having a par value of $1 for cash consideration of $41,000, resulting in an increase in additional paid-in capital of $40,999.

As at December 31, 2008, no additional stock purchase warrants had been exercised.

Information with respect to warrant activity for 2007 and 2008 is as follows:

> >
		Weighted
	Number of	Average
	Warrants	Exercise Price
		$

Outstanding – January 1, 2007	190,69	0.4

Attached to convertible notes (note 10)	2,142,857	1.02
Issued as part of transaction costs	214,286	0.70

Outstanding – December 31, 2007	2,547,834	0.97

Attached to private placement	4,001,000	1.02
Issued to agent	320,080	1.02
Re-pricing - Cancellation of original warrants	(2,142,857)	(1.02)
Re-Issue of Warrants	2,142,857	0.80)
Expired	(80,053)	(0.4)
Exercised	(110,638)	(0.4)

Outstanding - December 31, 2008	6,678,223	0.95

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
14.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

> >
	2008	2007
Statutory income taxes	$(944,000)	$(352,000)
Net operating losses for which no tax benefits have been recorded	567,000	140,000
Excess of amortization over capital cost allowance	17,000	14,000
Non-deductible expenses	185,000	147,000
Undeducted research and development expenses	441,000	143,000
Tax deductible portion of transaction costs	(37,000)	(36,000)
Investment tax credit	(181,000)	(56,000)
Unrealized foreign exchange gain	(48,000)	-
Amortization of convertible debt discount	(152,000)	(64,000)
	$(152,000)	$(64,000)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

> >
	2008	2007
Property and equipment	$(12,000)	$(15,000)
Net operating losses carryforward	838,000	264,000
Undeducted research and development expenses	518,000	206,000
Non-refundable tax credits carryforward	237,000	23,000
Transaction costs to be deducted in future years	73,000	108,000
	1,654,000	586,000
Valuation allowance	(1,654,000)	(586,000)
	$-	$-

There were Canadian and provincial net operating losses of approximately $2,585,000 (2007 - $794,000) and $2,702,000 (2007 - $908,000) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2008, the Company had non-refundable tax credits of $237,000 (2007 -$24,000) of which 24,000 is expiring in 2017 and 213,000 is expiring in 2018 and undeducted research and development expenses of $1,548,000 (2007 - $670,000) with no expiration date.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
14.	Income Taxes (Cont’d)

Due to the reorganization of the Company, there were $549,000 of transaction costs of which $115,000 was deductible in the current year (2007- $113,000). The remaining transaction costs are deductible for income tax purposes in equal amounts over the next three years.

The deferred tax benefit of these items was not recognized in the accounts.

Deferred Income Taxes

The balance of deferred income taxes as at December 31, 2008 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

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

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for the years 2007 and 2008.

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

The interest and penalties as of December 31, 2008 and for the years ended December 31, 2008 and 2007 were $Nil.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
14.	Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2008:

> >
Tax Jurisdictions	Tax Years
Federal - Canada	2004 and onward
Provincial - Quebec	2004 and onward

> >
15.	Statement of Cash Flows Information

> >
	2008	2007
Accounts receivable	$110,413	$(292,253)
Prepaid expenses	(21,493)	49,471
Investment tax credits receivable	(15,122)	(200,774)
Accounts payable and accrued liabilities	264,176	131,491
Changes in non-cash operating elements of working capital	$337,974	$(312,065)
Additional Cash Flow Information:
Interest paid	$189,885	$81,194

> >
16.	Related Party Transactions

In December 2007, the Company purchased $60,000 in laboratory equipment from a shareholder who is also an officer. The Company has had the use of the equipment since 2005.

Included in professional fees are $Nil (2007 - $18,104) paid to a non-employee director of the Company.

During the year, the Company incurred expenses of approximately $18,882 (2007 - $18,606) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $5,614 (2007 - $5,636) for interest on the loan payable, shareholder.

Included in management salaries are $20,156 (2007 - $10,609) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $51,727 for options granted to non employee directors in May and September of 2008.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Funds)

> >
16.	Related Party Transactions

Also included in management salaries are $40,572 (2007 - $Nil) cash compensation in form of a retainer for two non employee directors.

Included in accounts payable and accrued liabilities is approximately $13,390 (2007 - $71,029) payable to shareholders, who are also officers of the Company and a cash retainer of $17,857(2007- $Nil) payable to a director.

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