Form 10-Q
period 2009-03-31
IntelGenx Technologies Corp.
filed 2009-05-13
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number 000-31187

INTELGENX TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6425 Abrams, Ville Saint Laurent, Quebec H4S 1X9, Canada
(Address of principal executive offices)

(514) 331-7440
(Issuer's telephone number)

_________________________________________________
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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐        No ☐

APPLICABLE TO CORPORATE ISSUERS:

20,850,002 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 8, 2009.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders' Equity (Deficiency)	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 13

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current
Cash and cash equivalents	$305.6	$556.0
Restricted cash (note 4)	28.7	277.2
Accounts receivable	389.5	317.1
Prepaid expenses	48.3	44.9
Investment tax credits receivable	295.6	269.2
	1,067.7	1,464.4
Property and Equipment	144.0	157.2
	$1,211.7	$1,621.5
Liabilities
Current
Accounts payable and accrued liabilities	581.8	525.8
Convertible notes, less unamortized discount of $370.6 thousands (note 5)	859.6	714.5
Deferred income tax liability	88.4	127.4
	1,529.8	1,367.7
Loan Payable, Shareholder	79.5	82.4
Shareholders' Equity (Deficiency)
Capital Stock (note 6)	0.2	0.2
Additional Paid-in-Capital	5,113.8	5,080.8
Accumulated Other Comprehensive Income	(193.7)	(184.4)
Accumulated Deficit	(5,317.9)	(4,725.0)
	(397.6)	171.6
	$1,211.7	$1,621.5

See accompanying notes

Approved on Behalf of the Board:

/s/Bernard Boudreau             Director

/s/ Horst G. Zerbe                   Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity (Deficiency)
For the Period Ended March 31, 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2008	20,852,002	$0.2	$5,080.8	$(184.4)	$(4,725.0)	$171.6
Foreign currency translation adjustment	-	-	-	(9.3)	-	(9.3)
Stock-based compensation (note 7)	-	-	33.0	-	-	33.0
Net loss for the period	-	-	-	-	(592.9)	(592.9)
Balance – March 31, 2009	20,850,002	$0.2	$5,113.8	$(193.7)	$(5,317.9)	$(397.6)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2009	2008
Revenue	$201.0	$145.0
Interest	-	13.1
	201.0	158.1
Expenses
Research and development	435.0	337.6
Research and development tax credits	(35.8)	(44.8)
Management salaries	104.8	107.5
General and administrative	39.9	48.2
Professional fees	84.6	118.4
Depreciation	9.5	13.6
Foreign exchange	24.7	(51.5)
Interest and financing fees	170.2	127.9
	832.9	656.9
Loss Before Income Taxes	(631.9)	(498.8)
Income taxes (note 8)	(39.0)	(35.4)
Net Loss	(592.9)	(463.4)
Other Comprehensive Loss
Foreign currency translation adjustment	(9.3)	(53.1)
Comprehensive Loss	$(602.2)	$(516.5)
Basic Weighted Average Number of Shares Outstanding	20,850,002	16,123,812
Basic and Diluted Loss Per Common Share (note 10)	$(0.03)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2009	2008

Funds Provided (Used) -
Operating Activities
Net loss	$(592.9)	$(463.4)
Depreciation	9.5	13.6
Investor relations services	21.6	-
Stock-based compensation	11.4	16.6
Interest accretion	145.1	97.4
Deferred income tax	(39.0)	(35.4)
	(444.3)	(371.2)
Changes in non-cash operating elements of working capital	(44.3)	651.9
	(488.6)	280.7
Financing Activities
Issue of capital stock	-	2,800.7
Transaction costs	-	(451.6)
	-	2,349.1
Investing Activities
Additions to property and equipment	(1.8)	(4.4)
Restricted cash (note 4)	248.5	-
	246.7	(4.4)
Increase (Decrease) in Cash and Cash Equivalent	(241.9)	2,625.4
Effect of Foreign Exchange on Cash and Cash Equivalents	(8.5)	(77.2)
Cash and Cash Equivalents
Beginning of Period	556.0	331.0
End of Period	$305.6	$2,879.2

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.

These financial statements should be read in conjunction with the audited financial statements at December 31, 2008. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $5,317,978 (at December 31, 2008 - $4,725,045). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attain profitable operations.

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

To date revenues consisted primarily of research and development fee revenues and have not been sufficient to sustain operations. However, the Company expects to generate revenues from sales and manufacturing royalties in future years following successful development and commercialization of products within its current pipeline.

The first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008. Royalty revenue totaling approximately $42,915 was received by the Company in the first quarter of 2009 with respect to commercial activities which took place in November and December 2008.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont’d)

Management anticipates generating additional royalty revenue from this product in fiscal 2009. In addition, management is actively pursuing marketing opportunities for the product outside of the USA.

The Company currently has a pipeline of 11 products under development. Of the products under development, CPI- 300, an oral antidepressant formulated using the Company’s proprietary controlled release technology, is the most advanced. A New Drug Application (“NDA”) (505(b)(2) for this product was filed with the FDA on April 3, 2009.

Nonetheless, in order to achieve profitability, revenue streams will have to increase significantly from current levels and there is no assurance that revenues can increase to such a level.

On May 22, 2007, the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000, of which $1,230,241 remained outstanding at March 31, 2009. The notes are repayable on September 22, 2009. The notes are convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share.

We are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that impact our ability to conduct our business and raise additional funds. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations, including the development and/or commercialization of one or more of our product candidates. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from pre-commercialization payments. There can be no assurance that such proceeds, if any, will be material.

Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Adoption of New Accounting Standards

Fair Value Measurements

SFAS No.157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No.157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company adopted SFAS No.157 for non-financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements.

.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at March 31, 2009.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments expressed in thousands of US$. The disclosure excludes leases.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

US$ thousands		March 31, 2009		December 31, 2008
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	Level 1	$305.6	$305.6	$556.0	$556.0
Restricted cash	Level 1	28.7	28.7	277.2	277.2
Investment tax credits receivable	Level 1	295.6	295.6	269.2	269.2
Financial liabilities
Loan payable, shareholder	Level 2	79.5	79.5	82.4	82.4
Convertible notes, excluding unamortized discounts	Level 3	1,230.2	1,134.0	1,230.2	1,099.3

4.	Collaborative Agreements

On April 7, 2008, the Company ratified with Cary Pharmaceutical, a pharmaceutical development company, an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company accounts for this transaction as a collaborative agreement as defined in EITF 07-1 “Accounting for Collaborative agreements”. Per the Agreement, $2,000,000 of the Company’s cash and cash equivalents was initially restricted for the funding of this venture. This cash was taken from the proceeds of the private placement of March 27, 2008. Expenses exceeding the initial $2,000,000 are to be equally shared between the Company and Cary Pharmaceuticals.

As of March 31, 2009, the Company has expensed approximately $2,085,853 on the project of which $1,971,303 had been disbursed, resulting in a restricted cash balance of $28,697 and amounts payable of $114,550. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceutical in respect of management fees. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees.

Development work for this product was completed in the fourth quarter of 2008 and a New Drug Application (“NDA”) (505(b)(2) was filed with the FDA on April 3, 2009.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
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

Substantially all of the assets of the Company have been pledged as security of the convertible notes. In the three months ended March 31, 2009, $23,578 of interest was paid (2008 - $28,714), and $145,129 of interest has been accreted (2008 - $97,498). In the first quarter of 2009, no convertible notes were exchanged for shares of common stock (2008 - Nil).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

6.	Capital Stock

Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
20,850,002 common shares	$209

During the three months ended March 31, 2009 the Company had no transactions affecting capital stock.

7.	Additional Paid-In Capital

Stock Options

No stock options were granted and no stock options were exercised during the first quarter of 2009.

Compensation expenses for stock-based compensation of $32,951 and $16,560 were recorded during the three months ended March 31, 2009 and 2008 respectively. Of the amount expensed in 2009, $21,609 (2008 - $Nil) relates to stock options granted to Auctus Capital as compensation for investor relation services and $11,342 (2008 - $16,560) relates to stock options granted to employees. The amount expensed in 2008 relates to stock options granted to employees. As at March 31, 2009, the Company has $51,039 (2008 - $79,894) of unrecognized stock-based compensation.

Warrants

As of March 31, 2009, the Company had 6,678,223, warrants outstanding at an average exercise price of $0.95 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 4,321,080 expiring in 2010 and 2,357,143 expiring in 2012.

No warrants were exercised during the three months ended March 31, 2009. As at March 31, 2008, 5,186 shares of common stock were issued as a result of the cashless exercise of 10,638 warrants with an exercise price of $0.41 and a fair value of $0.80.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital (Cont’d)

	Number of	Weighted average
	warrants	exercise price
$
Outstanding warrants at January 1, 2009	6,678,2	0.95
Warrants granted		-
Exercised		-
Expired		-
Outstanding warrants at March 31, 2009	6,678,2	0.95

8.	Income Taxes

Deferred Income Taxes

The balance of deferred income taxes as at March 31, 2009 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

9.	Related Party Transactions

During the three month period ended March 31, 2009, the Company incurred expenses of approximately $4,030 (2008 - $5,044) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $1,241 (2008 - $1,545) for interest on the loan payable, shareholder.

Included in management salaries are $4,967 (2008 - $6,365) for options granted to the Chief Financial Officer under the 2006 Stock Option.

Included in accounts payable and accrued liabilities is approximately $18,378 (2008 - $76,000) payable to shareholders, who are also officers of the Company and a cash retainer of $17,243 (2008- $Nil) payable to a director.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. We focus on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and, once the viability of a product has been demonstrated, to license the commercial rights to partners in the pharmaceutical industry. In certain cases, we rely upon our partners in the pharmaceutical industry to fund development of the licensed products, complete the regulatory approval process with the FDA or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

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

Key Developments

The Company achieved a number of milestones in its strategic development, growth and future income potential so far in 2009, most notably:

Filed NDA with U.S. Food and Drug Administration (FDA) - on April 3, 2009 the Company and Cary Pharmaceuticals filed a New Drug Application (NDA) under CFR 21 §505(b)(2) for the CPI-300 antidepressant. CPI-300 is a new strength of a leading antidepressant that will provide a more convenient dosing option to patients with major depressive disorder (“MDD”).

IntelGenx and Cary Pharmaceuticals entered into a Collaborative Agreement in November 2007 to jointly develop and commercialize CPI-300 using IntelGenx’s proprietary oral delivery technology. Under the terms of the Collaborative Agreement, IntelGenx raised $2 million in March 2008 to fund completion of the product development and Cary Pharmaceuticals acted as the applicant for the submission of the NDA. Upon commercialization of the product, IntelGenx and Cary Pharmaceuticals would share profits.

Announced Positive Phase 1(b) Clinical Study Results for Relivar - on April 14, 2009 the Company and Cannasat Therapeutics Inc., announced positive results for the Phase 1(b) clinical trial of Relivar, the first buccal dronabinol drug delivery product, which was developed using IntelGenx’ proprietary AdVersa buccal delivery technology. Buccal delivery allows for drug absorption from the mouth directly into the bloodstream as opposed to the intestinal tract absorption seen with oral tablet technologies.

In this clinical trial, Relivar delivered twice the amount of dronabinol into the bloodstream versus the reference drug Marinol (as measured by AUC) with no increase in adverse events. The randomized, single dose, double crossover study compared Relivar to the reference oral dosage form of dronabinol (Marinol) at 2.5 mg in healthy volunteers. Relivar was well-tolerated with no adverse events noted in this study. Relivar met its primary goal of delivering a greater dose of the drug through the buccal mucosa versus the reference compound, Marinol, which is swallowed and has an intestinal absorption mechanism. Relivar also showed nearly a 50% reduction in the ratio of 11-OH-THC to the parent drug versus oral dronabinol in the same subjects. Literature suggests that the 11-OH-THC metabolite, which is also a marker of absorption in the gut, is responsible for the pronounced CNS adverse events of oral Marinol (or dronabinol). Relivar also showed an extended absorption profile which may be advantageous for more convenient dosing.

Signed New Partnership Agreement with European Pharmaceutical Company - On January 15, 2009 the Company announced a new partnership with Circ Pharma Limited, a specialty pharmaceutical company based in Ireland, to develop and commercialize a novel drug for the treatment of hyperlipidemia. This is the first product in a series of Circ Pharma’s controlled release lipid lowering agents specifically designed to target the absorption of drug in order to reduce the effective dose and potentially lower the side effects.

In accordance with the Agreement, IntelGenx will be responsible for the formulation, manufacture and supply to Circ Pharma of the drug product. Circ Pharma will be responsible for commercialization of the product. Under the terms of the agreement, Circ Pharma will fund the development of the product and IntelGenx will receive royalties from the product’s sales. IntelGenx will use its proprietary Versatab technology to formulate the product.

Hyperlipidemia is an elevation of lipids (fats) in the bloodstream. These lipids include cholesterol, cholesterol esters (compounds), phospholipids and triglycerides. They are transported in the blood as part of large molecules called lipoproteins.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations - three months ended March 31, 2009 compared to the three month period ended March 31, 2008.

			Increase/	Percentage
In U.S.$ thousands	2009	2008	(Decrease)	Change

Revenue	$201.0	$158.1	$42.9	27%
Research and Development Expenses	435.0	337.6	97.4	29%
Research and Development Tax Credit	(35.8)	(44.8)	9.0	20%
Management Salaries	104.8	107.5	(2.7)	3%
General and Administrative Expenses	39.9	48.2	(8.3)	17%
Professional Fees	84.6	118.4	(33.8)	29%
Interest and Financing Fees	170.2	127.9	42.3	33%
Foreign Exchange	24.7	(51.5)	76.2	N/A
Income taxes	(39.0)	(35.4)	(3.6)	10%
Net Income (Loss)	(592.9)	(463.4)	(129.5)	28%

Revenue

Total revenue increased by $42.9 thousand, or 27%, to $201.0 thousand for the three months ended March 31, 2009 from $158.1 thousand for the three months ended March 31, 2008.

The increase in revenue is primarily attributable to royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, which was commercialized in November 2008. Royalty revenue totaling approximately $42.9 thousand was received by the Company in the first quarter of 2009 in respect of commercial activities in November and December 2008.

In the first quarter of 2009, revenue earned from our pharmaceutical partners for development milestones achieved increased by $13.1 thousand, or 9%, to $158.1 thousand, compared with $145.0 thousand in the previous year.

No interest income was recorded in the first quarter of 2009, compared with $13.1 thousand earned in the first quarter of 2008.

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2009 were $435.0 thousand and represent an increase of $97.4 thousand, or 29%, compared to $337.6 thousand for the three months ended March 31, 2008.

Included within R&D expenses for the first quarter of 2009 are approximately $253.4 thousand of costs related to the development of the CPI-300 pursuant to the collaboration agreement with Cary Pharmaceuticals. These expenses relate primarily to the preparation of the 505(b)(2) New Drug Application, which was filed with the U.S. Food and Drug Administration on April 3, 2009.

Also included within R&D expenses for the three months ended March 31, 2009 are R&D Salaries of $91.4 thousand, none of which represents non-cash compensation. This compares to R&D salaries of $106.5 thousand in the three month period ended March 31, 2008, which included $3.8 thousand in non-cash compensation.

In the first quarter of 2009 we recorded estimated Research and Development Tax Credits and refunds of $35.8 thousand, as compared to $44.8 for the first quarter of 2008.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries decreased $2.7 thousand, or 3% in the first quarter of 2009, to $104.8 thousand from $107.5 thousand in the first quarter of 2008. Included within the decrease in management salaries is approximately $21.6 thousand relating to the effects of foreign exchange, which have been partially compensated by increases in management salaries.

Included in management salaries in the first quarter of 2009 are approximately $11.4 thousand in non cash compensation resulting from options granted to management employees in 2007 and 2008, as compared to $12.7 thousand expensed for the same period last year.

General and administrative expenses decreased 17%, to $39.9 thousand in the first quarter of 2009 from $48.2 thousand in the first quarter of 2008. The decrease is primarily attributable to the effect of foreign exchange between the Canadian and U.S. currencies.

Professional Fees

Professional fees for the three months ended March 31, 2009 decreased by $33.8 thousand, or 29%, to $84.6 thousand from $118.4 thousand for the three months ended March 31, 2008.

The decrease in professional fees is primarily attributable to foreign exchange effects of approximately $21.2 thousand and a reduction of approximately $44.0 thousand incurred in the first quarter of 2008 in respect of the Company’s reporting obligations, partly compensated by an increase in investor relation expenses of approximately $11.9 thousand and other professional fees of approximately $19.5 thousand.

Included within professional fees in the first quarter of 2009 is a non-cash expense of approximately $21.6 thousand for options granted to Auctus Capital for investor relation services compared to $nil in the same period last year.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share based payments totaled $33.0 thousand for the three months ended March 31, 2009, as compared to $16.6 thousand for the three months ended March 31, 2008.

We expensed approximately $11.4 thousand in the first quarter of 2009 for options granted to Company employees in 2007 and 2008 under the 2006 Stock Option Plan, compared with $16.6 thousand expensed in the same period last year.

We also expensed $21.6 thousand in the first quarter of 2009 for options granted to Auctus Capital for investor relation services, compared to $nil in the same period last year.

There remains approximately $51.0 thousand in stock based compensation to be expensed in fiscal 2009 and 2010 of which approximately $36.6 thousand relates to the issuance of options to employees of the Company during 2007 and 2008, and approximately $14.4 thousand relates to options granted to Auctus Capital. We anticipate that we will issue additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $170.2 thousand for the three months ended March 31, 2009, compared with $127.9 thousand for the three months ended March 31, 2008.

The costs in the first quarter of 2009 relate primarily to a non-cash accretion expense of $145.1 thousand and cash interest payments of $23.6 thousand on the convertible notes issued in May 2007. These amounts compare with $97.5 thousand and $28.7 thousand respectively for the first quarter of 2008.

Based on the outstanding principal amount of the convertible notes issued in May 2007, and assuming no additional conversions of these notes into common stock, we expect to incur additional interest expense of approximately $48.0 thousand in the remainder of 2009 and approximately $370.6 thousand of accreted interest.

Foreign Exchange

A foreign exchange loss of $24.7 thousand was recorded in the three months ended March 31, 2009 compared with a foreign exchange gain of $51.5 thousand in the three months ended March 31, 2008. The foreign exchange loss in 2009 and the foreign exchange gain in 2008 relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the three months ended March 31, 2009 was $592.9 thousand and represents an increase of $129.5 thousand, or 28%, compared to the net loss of $463.4 thousand for the three months ended March 31, 2008. The main items resulting in the increase in net loss are summarized as follows:

a)	The first royalty revenues earned by the Company of approximately $42.9 thousand
b)

Additional R&D expenses of approximately $97.4 thousand. Included in R&D expenses are approximately $253.4 thousand of costs relate primarily to the preparation of the 505(b)(2) New Drug Application for CPI- 300, which was filed with the U.S. Food and Drug Administration on April 3, 2009.

c)	Negative foreign exchange impact of approximately $76.2 thousand
d)	Additional non cash accretion expense of approximately $47.6 thousand
e)	Reduced professional fees of approximately $33.8 thousand

Non-cash related expenses included within the net loss for the first quarter of 2009 total approximately $148.6 thousand and relate primarily to the interest accretion expense of $145.1 thousand.

Key items from the Balance Sheet - March 31, 2009 compared to December 31, 2008.

In U.S.$ thousands			Increase/	Percentage
	2008	2007	(Decrease)	Change
Current Assets	$1,067.7	$1,464.4	$(396.7)	27%
Property and Equipment	144.0	157.2	(13.2)	8%
Current Liabilities	581.8	525.8	56.0	11%
Loan Payable, Shareholder	79.5	82.4	(2.9)	4%
Convertible notes	859.6	714.5	145.1	20%
Deferred Income Tax Liability	88.4	127.4	(39.0)	31%
Capital Stock	0.2	0.2	0.0	0%
Additional Paid-in-Capital	5,113.8	5,080.8	33.0	1%

Current Assets

Current assets totaled $1,067.7 thousand at March 31, 2009, as compared to $1,464.4 thousand at December 31, 2008. The decrease of $396.7 thousand is primarily attributable to a decrease in cash of $250.4 thousand and a decrease of $248.5 thousand in the restricted cash balance, which is restricted in accordance with the Collaborative Agreement with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

Prepaid Expenses

As of March 31, 2009, prepaid expenses totaled $48.3 thousand as compared to $44.9 thousand at December 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $334.3 thousand as of March 31, 2009, a decrease of $498.9 thousand as compared to $833.2 thousand as of December 31, 2008. Our cash and cash equivalents balance includes a restricted cash amount of $28.7 thousand. This amount represents the remaining balance of the $2.0 million in cash that was set aside under the terms of the Collaborative Agreement ratified on April 7, 2008 with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

As at March 31, 2009, we had an accumulated deficit of $5,317.9 thousand, as compared to an accumulated deficit of $4,725.0 thousand as of December 31, 2008. Total assets amounted to $1,211.7 thousand and shareholders’ equity amounted to a negative $397.6 thousand as of March 31, 2009, as compared with total assets and shareholders’ equity of $1,621.5 thousand and $171.6 thousand, respectively, as of December 31, 2008.

As of March 31, 2009, accounts receivable totaled $389.5 thousand, as compared to $317.1 thousand as of December 31, 2008. Included within accounts receivable as of March 31, 2008 is a sales tax refund of approximately $117.9 thousand which we expect to receive during the second quarter of 2009. In addition, we had R&D investment tax credits receivable of $295.6 thousand as of March 31, 2009 as compared to $269.2 thousand as at December 31, 2008. We expect to receive approximately $260.0 thousand of the R&D investment tax credits during the second half of 2009.

Accounts payable and accrued liabilities as of March 31, 2009 amounted to $581.8 thousand (December 31, 2008 -$525.8 thousand), of which approximately $407.1 thousand relates to research and development activities, approximately $62.7 thousand relates to professional fees, and $17.2 thousand relates to a retainer to a non-employee director of the Company. Included within other accruals is approximately $18.4 thousand due to a shareholder.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history, our operations have not been a consistent source of liquidity. We have financed our operating and capital expenditures principally through the sale of debt and equity securities to accredited and institutional investors. In May 2007, we issued convertible notes in an aggregate principal amount of $1.5 million, of which $1,230,241 remained outstanding as of March 31, 2009. In March 2008, we completed a private placement of common stock and warrants for net proceeds of $2,349,119. Management believes that the Company’s existing cash resources will be sufficient to meet our operating requirements until the end of August, 2009. We are seeking additional funding through additional equity and/or debt financings. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us. Any financing, if available, may involve restrictive covenants that impact our ability to conduct our business and raise additional funds. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

Property and Equipment

As at March 31, 2009, the net book value of our property and equipment amounted to $144.0 thousand, as compared to $157.2 thousand at December 31, 2008. In the three months ended March 31, 2009 additions to assets totaled $1.8 thousand, depreciation amounted to $9.5 thousand and a foreign exchange loss of $5.5 thousand was recorded.

Loan Payable, Shareholder

As of March 31, 2009, we had a loan payable to a shareholder with an outstanding principal amount of $79.5 thousand, as compared to an outstanding principal amount of $82.4 thousand at December 31, 2008. The decrease in the outstanding principal amount is attributable to currency exchange rate fluctuation.

Capital Stock

There were no changes to capital stock during the three months ended March 31, 2009. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $5,113.8 thousand at March 31, 2009, as compared to $5,080.8 thousand at December 31, 2008. Included within the increase of $33.0 thousand is approximately $21.6 thousand attributable to the amortization of stock options granted to our investor relations consultant, Auctus Capital, and approximately $11.4 thousand attributable to the amortization of stock options granted to employees.

Key items from the Statement of Cash Flows - three months ended March 31, 2009 compared to the three month period ended March 31, 2008

			Increase/	Percentage
	2009	2008	(Decrease)	Change
Operating Activities	$(488.6)	$280.7	$(769.3)	273%
Financing Activities	0.0	2,349.1	(2,349.1)	N/A
Investing Activities	246.7	(4.4)	251.1	5,707%
Cash and cash equivalents - end of period	305.6	2,879.2	(2,573.6)	89%

Statement of cash flows

Net cash used by operating activities was $488.6 thousand in the three months ended March 31, 2009, as compared to net cash provided by operating activities of $280.7 thousand for the same period in 2008. In the first three months of 2009, net cash used by operating activities consisted of an operating loss of $592.9 thousand and a decrease in non-cash operating elements of working capital of $44.3 thousand.

Non-cash items included in operating activities totaled approximately $148.6 thousand, as follows:

a)	An expense of $145.1 thousand in respect of accretion expense on the convertible notes issued in May 2007.
b)	An expense of $21.6 thousand in respect of the amortization of options granted to Auctus Capital as per the investor relation agreement.
c)	An expense of $11.4 thousand in respect of the amortization of options granted to Company employees.
d)	An expense of $9.5 thousand in respect of the amortization of fixed assets.
e)	A credit of $39.0 thousand in respect of deferred income tax related to the convertible debt.

Our operating activities will continue to consume our available funds until we can generate increased revenues.

No cash was provided by financing activities during the three months ended March 31, 2009, as compared to $2,349.1 thousand provided in the three month period ended March 31, 2008. Of the net cash provided by financing activities in the first quarter of 2008, $2,800,700 came from a private placement financing completed on March 27, 2008, less $451,581 used to pay related transaction costs.

Net cash provided in investing activities amounted to $246.7 for the three months ended March 31, 2009 compared to a use of funds of $4.4 thousand in the same period of 2008.

Net cash provided in investing activities in the first quarter of 2009 includes approximately $248.5 thousand of cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals. In accordance with the collaborative agreement dated April 7, 2008 the Company agreed to restrict $2.0 million of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology. As at March 31, 2009 the Company had expensed approximately $2,085.9 thousand on the project of which approximately $1,971.3 thousand had been disbursed, resulting in a restricted cash balance of $28.7 thousand and amounts payable of $114.6 thousand. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceuticals in respect of management fees.

Cash of $1.8 thousand was used to purchase capital assets in the first quarter of 2009, as compared to $4.4 thousand in the same period of 2008.

The balance of cash and cash equivalents as of March 31, 2009 amounted to $334.3 thousand, as compared to $2,879.2 thousand at March 31, 2008. Included within these amounts is cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals in the amounts of $28.7 thousand and $2,000.0 thousand respectively. In accordance with the collaborative agreement dated April 7, 2008 the Company agreed to restrict $2.0 million of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10Q, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Annual Report. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: May 12, 2009	By:	/S/	Horst Zerbe
---------------------------------------
Horst G. Zerbe
President, C.E.O. and Director

Date: May 12, 2009	By:	/S/	Paul Simmons
---------------------------------------
Paul A. Simmons
Principal Accounting Officer