Form 10-Q
period 2009-06-30
IntelGenx Technologies Corp.
filed 2009-08-13
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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

Yes ☐        No ☐

APPLICABLE TO CORPORATE ISSUERS:

22,350,113 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of  August 13, 2009.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders' Equity (Deficiency)	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 13

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current
Cash and cash equivalents	$94.8	$556.0
Restricted cash (note 4)	10.4	277.2
Accounts receivable	541.3	317.1
Prepaid expenses	49.8	44.9
Investment tax credits receivable	359.3	269.2
	1,055.6	1,464.4
Property and Equipment	146.8	157.2
	$1,202.4	$1,621.5
Liabilities
Current
Accounts payable and accrued liabilities	515.2	525.8
Convertible notes, less unamortized discount of $190.6 (note 5)	1,039.6	714.5
Deferred income tax liability	43.2	127.4
	1,598.0	1,367.7
Loan Payable, Shareholder	86.2	82.4
Shareholders' Equity (Deficiency)
Capital Stock (note 6)	0.2	0.2
Additional Paid-in-Capital	5,161.8	5,080.8
Accumulated Other Comprehensive Income	(210.0)	(184.4)
Accumulated Deficit	(5,433.8)	(4,725.0)
	(481.8)	171.6
	$1,202.4	$1,621.5

See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe   Director

/s/Bernard Boudreau   Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity (Deficiency)
For the Period Ended June 30, 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity/Deficiency
Balance - December 31, 2008	20,850,002	$0.2	$5,080.8	$(184.4)	$(4,725.0)	$171.6
Foreign currency translation adjustment	-	-	-	(25.6)	-	(25.6)
Stock-based compensation (note 7)	-	-	59.2	-	-	59.2
Options exercised (note 6)	31,071	-	21.8	-	-	21.8
Net loss for the period	-	-	-	-	(708.8)	(708.8)
Balance – June 30, 2009	20,881,073	$0.2	$5,161.8	$(210.0)	$(5,433.8)	$(481.8)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue	$499.4	$291.5	$700.4	$436.5
Interest	1.0	6.5	1.0	19.6
	500.4	298.0	701.4	456.1
Expenses
Research and development	317.9	628.2	752.9	965.9
Research and development tax credits	(39.0)	(44.6)	(74.8)	(89.4)
Management salaries	109.8	178.7	214.6	286.2
General and administrative	48.6	56.5	88.5	104.7
Professional fees	64.8	305.2	149.3	423.6
Depreciation	10.6	13.5	20.1	27.1
Foreign exchange	(58.7)	(23.3)	(33.7)	(74.8)
Interest and financing fees	207.4	388.7	377.5	516.6
	661.4	1,502.9	1,494.4	2,159.9
Loss Before Income Taxes	(161.0)	(1,204.9)	(793.0)	(1,703.8)
Income taxes (note 8)	(45.2)	(53.4)	(84.2)	(88.9)
Net Loss	(115.8)	(1,151.5)	(708.8)	(1,614.9)
Other Comprehensive Loss
Foreign currency translation adjustment	(16.3)	9.6	(25.6)	(43.3)
Comprehensive Loss	$(132.1)	$(1,141.9)	$(734.4)	$(1,658.2)
Basic Weighted Average Number of Shares Outstanding	20,867,074	20,502,837	20,858,585	18,329,991
Basic and Diluted Loss Per Common Share (note 10)	$(0.01)	$(0.06)	$(0.04)	$(0.09)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Funds Provided (Used) -
Operating Activities
Net loss	$(115.8)	$(1,151.5)	$(708.8)	$(1,614.9)
Depreciation	10.6	13.5	20.1	27.1
Investor relations services	14.4	-	36.0	-
Stock-based compensation	11.9	45.0	23.2	61.5
Modification of warrant terms	-	92.6	-	92.6
Interest accretion	180.0	155.3	325.1	252.8
Deferred income tax	(45.2)	(53.5)	(84.1)	(88.9)
Issue of capital stock	-	111.6	-	111.6
	55.9	(787.0)	(388.5)	(1,158.2)
Changes in non-cash operating elements of working capital	(283.7)	(170.6)	(329.7)	481.3
	(227.8)	(957.6)	(718.2)	(676.9)
Financing Activities
Issue of capital stock	21.8	74.4	21.8	2,875.1
Transaction costs	-	-	-	(451.6)
	21.8	74.4	21.8	2,423.5
Investing Activities
Additions to property and equipment	(1.2)	(3.4)	(3.0)	(7.7)
Restricted cash (note 4)	18.3	(984.4)	266.8	(984.4)
	17.1	(987.8)	263.8	(992.1)
Increase (Decrease) in Cash and Cash Equivalent	(188.9)	(1,871.0)	(432.6)	754.5
Effect of Foreign Exchange on Cash and Cash Equivalents	(21.9)	35.2	(28.6)	(42.1)
Cash and Cash Equivalents
Beginning of Period	305.6	2,879.2	556.0	331.0
End of Period	$94.8	$1,043.4	$94.8	$1,043.4

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2009
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

These financial statements should be read in conjunction with the audited financial statements at December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on August 13, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Adoption of New Accounting Standards

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

.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont’d)

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at June 30, 2009.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont’d)

US$ thousands		June 30, 2009		December 31, 2008
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Financial assets
Cash and cash equivalents	Level 1	$94.8	$94.8	$556.0	$556.0
Restricted cash	Level 1	10.4	10.4	277.2	277.2
Accounts receivable	Level 1	541.3	541.3	317.1	317.1
Investment tax credits receivable	Level 1	359.3	359.3	269.2	269.2
Financial liabilities
Accounts payable and accrued liabilities	Level 1	515.2	515.2	525.8	525.8
Loan payable, shareholder	Level 2	86.2	86.2	82.4	82.4
Convertible notes, excluding unamortized discounts	Level 3	1,230.2	1,170.7	1,230.2	1,099.3

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Since this FSP at most requires additional disclosures, its adoption did not have a material impact on its consolidated financial statements.

Subsequent Events

FAS 165, "Subsequent Events", which established principles and requirements for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Since FAS 165 at most requires additional disclosures, the adoption of FAS 165 did not have a material impact on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of FAS 166 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)", which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of FAS 167 is not expected to have a material effect on the Company’s financial position or results of operations.

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by FactSet in its consolidated financial statements and accounting policies.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

4.	Collaborative Agreements (cont’d)

As of June 30, 2009, the Company has expensed approximately $2,097,442 on the project of which $2,068,663 had been disbursed. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceuticals in 2008 in respect of management fees. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees. In the six month period ended June 30, 2009 the Company received $39,842 from Cary Pharmaceuticals in respect of their share of disbursements exceeding the Company’s initial investment of $2,000,000.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

5.	Convertible notes (cont’d)

The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	64%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company have been pledged as security of the convertible notes. In the six months ended June 30, 2009, $49,350 of interest was paid (2008 - $54,610), and $325,106 of interest has been accreted (2008 - $254,520). In the six month period ended of 2009, no convertible notes were exchanged for shares of common stock (2008 - $165,000).

6.	Capital Stock

Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
20,881,073 (December 31, 2008 - 20,850,002) common shares	$209

During the six month period ended June 30, 2009, 31,071 stock options were exercised for 31,071 common shares having a par value of $0 in aggregate, for cash consideration of $21,750, resulting in an increase in additional paid-in capital of $21,750.

7.	Additional Paid-In Capital

Stock Options

On March 11, 2009 the Company granted 25,000 stock options to an employee to purchase common shares. The stock options are exercisable at $0.31 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $4,448, using the following assumptions:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital (cont’d)

Expected volatility	100%
Expected life	3.1 years
Risk-free interest rate	2.49%
Dividend yield	Nil

Compensation expenses for stock-based compensation of $59,235 and $61,520 were recorded during the six months ended June 30, 2009 and 2008 respectively. Of the amount expensed in 2009, $36,015 (2008 - $7,176) relates to stock options granted to Auctus Capital as compensation for investor relation services and $23,220 (2008 - $33,015) relates to stock options granted to employees. As at June 30, 2009, the Company has $29,193 (2008 - $141,021) of unrecognized stock-based compensation.

8.	Income Taxes

Deferred Income Taxes

The balance of deferred income taxes as at June 30, 2009 represents the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible debt is repaid, the deferred tax liability will be charged to expenses.

9.	Related Party Transactions

During the six month period ended June 30, 2009, the Company incurred expenses of approximately $8,411 (2008 - $10,056) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $2,590 (2008 - $3,060) for interest on the loan payable, shareholder.

Included in management salaries are $9,934 (2008 - $13,070) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $Nil (2008 - $20,891) for options granted to directors.

Included in accounts payable and accrued liabilities is approximately $25,281 (2008 - $7,590) payable to shareholders, who are also officers of the Company and cash retainer amounting to $Nil (2008 - $43,217) payable to a director.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

10.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

11.	Subsequent Events

a) Offering of Special Warrants

On July 13, 2009 the Company closed a private placement offering of approximately 10.5 million special warrants (“Special Warrants”) at a price of CDN$0.40 (approximately US$0.36) per Special Warrant for net proceeds of approximately CDN$3.8 million (approximately US$3.5 million) (the “Offering”) net of agent cash compensation of approximately CDN$0.3 million (approximately US$0.3 million). Each Special Warrant entitles its holder to receive, upon exercise or deemed exercise thereof, one common share of the Company (a “Unit Share”) and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder thereof to purchase one common share (“Warrant Share”) at a price of US$0.80 until July 13, 2012. The proceeds of the private placement will be used to support the Company’s strategic development projects and for working capital purposes.

In addition to the above the Company granted compensation options (“Compensation Options”) to the agents entitling them to purchase 838,080 common shares of the Company and issued 419,040 of common shares of the Company (“Broker Shares”) to the agents. Each Compensation Option entitles the holder thereof to purchase one common share (“Compensation Option Share”) at a price of US $0.80 until July 13, 2012.

b) Conversion of Convertible Notes

On July 16, 2009, $252,000 of convertible notes were exchanged for 700,000 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of the aforementioned Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share.

c) Offering of Units

On July 22, 2009, the Company completed an offering of 350,000 units (the "Units") at CDN$0.40 (approximately US$0.36) per Unit for gross proceeds of approximately CDN$140,000 (approximately US$121,000) ("the "Offering"), pursuant to the terms of subscription agreements with its investors (the "Subscription Agreements"). Each Unit consists of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder thereof to purchase one common share of the Company at an initial exercise price of US$0.80 per common share and expires on July 22, 2012.

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

Key Developments

The Company achieved a number of milestones in its strategic development, growth and future income potential in 2009 to date, most notably:

Raised CDN$4.2 million (approximately US$3.6 million) through a private placement - on July 13, 2009 the Company closed a private placement offering of approximately 10.5 million special warrants (“Special Warrants”) at a price of CDN$0.40 per Special Warrant for gross proceeds of approximately CDN$4.2 million (the “Offering”). The Offering was made and the Special Warrants were issued to investors in the Provinces of Ontario, British Columbia, Alberta and Manitoba pursuant to exemptions from prospectus requirements under applicable securities laws in the Provinces where the offering was made, and from registration requirements in the United States Securities Act of 1933, as amended (the “U.S. Securities Act”). Each Special Warrant entitles its holder to receive, upon exercise or deemed exercise thereof, one common share of the Company (a “Unit Share”) and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (“Warrant Share”) at a price of US$0.80 until July 13, 2012. The proceeds of the private placement will be used to support the Company’s strategic development projects and for working capital purposes.

Filed NDA with U.S. Food and Drug Administration (FDA) - on April 3, 2009 the Company and Cary Pharmaceuticals filed a New Drug Application (NDA) under CFR 21 §505(b)(2) for the CPI-300 antidepressant. CPI-300 is a new strength of a leading antidepressant that will provide a more convenient dosing option to patients with major depressive disorder (“MDD”).

The NDA has been formally accepted by the FDA for standard review. Pursuant to Prescription Drug User Fee Act (PDUFA) guidelines, IntelGenx expects the FDA will complete its review or otherwise respond to the NDA by February 6, 2010.

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

In May 2009 IntelGenx and Circ Pharma announced that they have completed the formulation development of CRES Pravastatin (Controlled Release Enhanced Statin), and that they will enter the clinical development phase to initiate the proof-of-concept programme.

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

Results of Operations - six months ended June 30, 2009 compared to the six month period ended June 30, 2008.

In U.S.$ thousands	2009	2008	Increase/	Percentage
			(Decrease)	Change

Revenue	$701.4	$456.1	$245.3	54%
Research and Development Expenses	752.9	965.9	(213.0)	22%
Research and Development Tax Credit	(74.8)	(89.4)	(14.6)	16%
Management Salaries	214.6	286.2	(71.6)	25%
General and Administrative Expenses	88.5	104.7	(16.2)	15%
Professional Fees	149.3	423.6	(274.3)	65%
Interest and Financing Fees	377.5	516.6	(139.1)	27%
Foreign Exchange	(33.7)	(74.8)	41.1	55%
Income taxes	(84.2)	(88.9)	4.7	5%
Net Income (Loss)	(708.8)	(1,614.9)	906.1	56%

Revenue

Total revenue increased by $245.3 thousand, or 54%, to $701.4 thousand for the six months ended June 30, 2009 from $456.1 thousand for the six months ended June 30, 2008.

The increase in revenue is partly attributable to royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, which was commercialized in November 2008. Royalty revenue totaling approximately $91.4 thousand was received by the Company in the first six months of 2009 in respect of commercial activities in the fourth quarter of 2008 and in the first quarter of 2009.

In the first six months of 2009, revenue earned from our pharmaceutical partners for development milestones achieved increased by $172.5 thousand, or 40%, to $609.0 thousand, compared with $436.5 thousand in the same period of the previous year.

Interest income declined from $19.6 thousand in the first six months of 2008 to $1.0 thousand in the first six months of 2009 as a result of the Company’s decreased cash reserves and as a result of decreased interest rates.

Research and Development (“R&D”) Expenses

R&D expenses for the six months ended June 30, 2009 were $752.9 thousand and represent a decrease of $213.0 thousand, or 22%, compared to $965.9 thousand for the six months ended June 30, 2008.

Included within R&D expenses for the first six months of 2009 are approximately $265.0 thousand (versus approximately $470.0 thousand in the same period of 2008) of costs related to the development of the CPI-300 pursuant to the collaboration agreement with Cary Pharmaceuticals. These expenses relate primarily to the preparation of the 505(b)(2) New Drug Application, which was filed with the U.S. Food and Drug Administration on April 3, 2009.

Also included within R&D expenses for the six months ended June 30, 2009 are R&D Salaries of $201.2 thousand, of which approximately $1.0 thousand represents non-cash compensation. This compares to R&D salaries of $201.6 thousand in the six month period ended June 30, 2008, which included $7.7 thousand in non-cash compensation.

In the first six months of 2009 we recorded estimated Research and Development Tax Credits and refunds of $74.8 thousand, as compared to $89.4 thousand for the first six months of 2008.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries decreased $71.6 thousand, or 25% in the first six months of 2009, to $214.6 thousand from $286.2 thousand in the first six months of 2008. The decrease relates to expenses incurred in 2008 that did not recur in 2009, which were non-recurring cash compensation to non employee directors of $43.2 thousand and non cash compensation in the form of options granted to non-employee directors of $21.3 thousand.

Included in management salaries in the first six months of 2009 are approximately $22.6 thousand in non cash compensation resulting from options granted to management employees in 2007 and 2008, as compared to $25.5 thousand expensed for the same period last year.

General and administrative expenses decreased 15%, to $88.5 thousand in the first six months of 2009 from $104.7 thousand in the first six months of 2008. The decrease reflects the effect of foreign exchange movements between the Canadian and U.S. currencies.

Professional Fees

Professional fees for the six months ended June30, 2009 decreased by $274.3 thousand, or 65%, to $149.3 thousand from $423.6 thousand for the six months ended June 30, 2008.

The decrease in professional fees is primarily attributable to approximately $123.1 thousand of management fees in respect of the CPI-300 project that were incurred in 2008 but not in 2009, approximately $108.7 thousand of costs associated with the Company’s listing on the TSX-V in 2008 that were not incurred in 2009, and foreign exchange effects of approximately $69.3 thousand.

Included within professional fees in the first six months of 2009 is a non-cash expense of approximately $36.0 thousand for options granted to Auctus Capital for investor relation services compared to $7.2 thousand in the same period last year.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share based payments totaled $59.2 thousand for the six months ended June 30, 2009, as compared to $265.7 thousand for the six months ended June 30, 2008.

We expensed approximately $23.2 thousand in the first half of 2009 for options granted to Company employees in 2007 and 2008 under the 2006 Stock Option Plan, compared with $33.2 thousand expensed in the same period last year.

We also expensed $36.0 thousand in the first half of 2009 for options granted to Auctus Capital for investor relation services, compared to $7.2 thousand in the same period last year.

In the first six months of 2008 we expensed $111.6 thousand related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrants and an additional compensation charge of $92.5 thousand. We also expensed $21.3 thousand during the first six months of 2008 for options granted to non-employee directors.

There remains approximately $29.2 thousand in stock based compensation to be expensed in fiscal 2009, 2010 and 2011, which relates to the issuance of options to employees of the Company during 2007, 2008 and 2009. We anticipate that we will issue additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $377.5 thousand for the six months ended June 30, 2009, compared with $516.6 thousand for the six months ended June 30, 2008.

The costs in the first half of 2009 relate primarily to a non-cash accretion expense of $325.1 thousand and cash interest payments of $49.4 thousand on the convertible notes issued in May 2007. These amounts compare with $254.5 thousand and $52.9 thousand respectively for the first half of 2008. In the first six months of 2008 we also expensed $111.6 thousand related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrants and an additional compensation charge of $92.5 thousand.

Based on the outstanding principal amount of the convertible notes issued in May 2007, and assuming no additional conversions of these notes into common stock, we expect to incur additional interest expense of approximately $22.2 thousand in the remainder of 2009 and approximately $190.6 thousand of accreted interest.

Foreign Exchange

A foreign exchange gain of $33.7 thousand was recorded in the six months ended June 30, 2009 compared with a sforeign exchange gain of $74.8 thousand in the same period of 2008. The foreign exchange effects relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the first half of 2009 was $708.8 thousand, which represents an improvement of $906.1 thousand, or 56%, over the net loss of $1,614.9 for the same period of the previous year. The main items resulting in the increase in net loss can be summarized as follows:

a)	Increased Revenue of approximately $245.3 thousand, of which $94.1 thousand relates to royalty revenues earned on the first product fully developed by the Company.

b)

Decreased R&D expenses of approximately $213.0 thousand, primarily related to the decrease in costs associated with the development of the CPI-300 antidepressant following submission of the NDA on April 3, 2009.

c)

Decreased Professional Fees of approximately $274.3 thousand, primarily related to non recurring management fees paid in 2008 in respect of CPI-300 and one-time costs in 2008 associated with the Company’s listing on the TSX-V.

d)	Decreased Financing Cost of approximately $139.1 thousand, primarily related to certain one-time costs that were incurred in 2008 related to the convertible notes and related warrants.

Non-cash related expenses included within the net loss for the first half of 2009 total approximately $404.4 thousand and relate primarily to the interest accretion expense of $325.1 thousand, the stock compensation expense of $59.2 thousand, and the depreciation expense of $20.1 thousand.

Key items from the Balance Sheet - June 30, 2009 compared to December 31, 2008.

In U.S.$ thousands			Increase/	Percentage
	2009	2008	(Decrease)	Change
Current Assets	$1,055.6	$1,464.4	$(408.8)	28%
Property and Equipment	146.8	157.2	(10.4)	7%
Current Liabilities	515.2	525.8	(10.6)	2%
Loan Payable, Shareholder	86.2	82.4	3.8	5%
Convertible notes	1,039.6	714.5	325.1	46%
Deferred Income Tax Liability	43.2	127.4	(84.2)	66%
Capital Stock	0.2	0.2	0.0	0%
Additional Paid-in-Capital	5,161.8	5,080.8	81.0	2%

Current Assets

Current assets totaled $1,055.6 thousand at June 30, 2009, as compared to $1,464.4 thousand at December 31, 2008. The decrease of $408.8 thousand is primarily attributable to a decrease in cash of $461.2 thousand along with a decrease of $266.8 thousand in the restricted cash balance (which is restricted in accordance with the Collaborative Agreement with Cary Pharmaceuticals), being partly offset by an increase in accounts receivable of $224.2 thousand as a result of increased revenue in the second quarter of 2009, and increased tax credits receivable of $90.1 thousand.

Prepaid Expenses

As of June 30, 2009, prepaid expenses totaled $49.8 thousand as compared to $44.9 thousand at December 31, 2008.

Liquidity and Capital Resources

Subsequent to the end of the second quarter, on July 13, 2009 the Company closed a private placement offering of approximately 10.5 million special warrants (“Special Warrants”) at a price of CDN$0.40 (approximately US$0.36) per Special Warrant for net proceeds of approximately CDN$3.8 million (approximately US$3.5 million) (the “Offering”) net of agent cash compensation of CDN$0.3 million (approximately US$ 0.3 million). Each Special Warrant entitles its holder to receive, upon exercise or deemed exercise thereof, one common share of the Company (a “Unit Share”) and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (“Warrant Share”) at a price of US$0.80 until July 13, 2012. The proceeds of the private placement will be used to support the Company’s strategic development projects and for working capital purposes.

In addition to the above the Company granted compensation options (“Compensation Options”) to the agents entitling them to purchase 838,080 common shares of the Company and issued 419,040 of common shares of the Company (“Broker Shares”) to the agents. Each Compensation Option entitles the holder thereof to purchase one Common Share (“Compensation Option Share”) at a price of US $0.80 until July 13, 2012.

Also subsequent to the end of the second quarter, on July 16, 2009, $252,000 of convertible notes were exchanged for 700,000 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of the aforementioned Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share.

Also subsequent to the end of the second quarter, on July 22, 2009, the Company completed an offering of 350,000 units (the "Units") at CDN$0.40 (approximately US$0.36) per Unit for gross proceeds of CDN$140,000 (approximately US$121,324) ("the "Offering"), pursuant to the terms of subscription agreements with its investors (the "Subscription Agreements"). Each Unit consists of one common share of the Company and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder thereof to purchase one common share of the Company at an initial exercise price of US$0.80 per common share and expires on July 22, 2012.

Our cash and cash equivalents totaled $105.2 thousand as of June 30, 2009, a decrease of $728.0 thousand as compared to $833.2 thousand as of December 31, 2008. Our cash and cash equivalents balance includes a restricted cash amount of $10.4 thousand. This amount represents the remaining balance of the $2.0 million in cash that was set aside under the terms of the Collaborative Agreement ratified on April 7, 2008 with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

As at June 30, 2009, we had an accumulated deficit of $5,433.8 thousand, as compared to an accumulated deficit of $4,725.0 thousand as of December 31, 2008. Total assets amounted to $1,202.4 thousand and shareholders’ equity amounted to a negative $481.8 thousand as of June 30, 2009, as compared with total assets and shareholders’ equity of $1,621.5 thousand and $171.6 thousand, respectively, as of December 31, 2008.

As of June 30, 2009, accounts receivable totaled $541.3 thousand, as compared to $317.1 thousand as of December 31, 2008. The increase in accounts receivable relates primarily to the increased revenue billed at the end of the second quarter. In addition, we had R&D investment tax credits receivable of $359.3 thousand as of June 30, 2009 as compared to $269.2 thousand as at December 31, 2008. We expect to receive approximately $260.0 thousand of the R&D investment tax credits during the second half of 2009.

Accounts payable and accrued liabilities as of June 30, 2009 amounted to $515.2 thousand (December 31, 2008 -$525.8 thousand), of which approximately $412.8 thousand relates to research and development activities, $62.9 thousand relates to accrued payroll activities and approximately $11.8 thousand relates to professional fees. Included within other accruals is approximately $25.3 thousand due to a shareholder.

Property and Equipment

As at June 30, 2009, the net book value of our property and equipment amounted to $146.8 thousand, as compared to $157.2 thousand at December 31, 2008. In the first half of 2009 additions to assets totaled $3.0 thousand, depreciation amounted to $20.1 thousand and a foreign exchange gain of $6.7 thousand was recorded.

Loan Payable, Shareholder

As of June 30, 2009, we had a loan payable to a shareholder with an outstanding principal amount of $86.2 thousand, as compared to an outstanding principal amount of $82.4 thousand at December 31, 2008. The increase in the outstanding principal amount is attributable to currency exchange rate fluctuation.

Capital Stock

There were no changes to capital stock during the six months ended June 30, 2009. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $5,161.8 thousand at June 30, 2009, as compared to $5,080.8 thousand at December 31, 2008. Included within the increase of $81.0 thousand is approximately $36.0 thousand attributable to the amortization of stock options granted to our investor relations consultant, Auctus Capital, approximately $23.2 thousand attributable to the amortization of stock options granted to employees, and $21.8 thousand attributable to the exercise of 31,071 stock options which were exercised for 31,071 common shares having a par value of $0.

Key items from the Statement of Cash Flows - six months ended June 30, 2009 compared to the six month period ended June 30, 2008

			Increase/	Percentage
	2009	2008	(Decrease)	Change
Operating Activities	$(718.2)	$(676.9)	$(41.3)	6%
Financing Activities	21.8	2,423.5	(2,401.7)	99%
Investing Activities	263.8	(992.1)	1,255.9	127%
Cash and cash equivalents - end of period	105.2	2,027.8	(1922.6)	95%

Statement of cash flows

Net cash used by operating activities was $718.2 thousand in the six months ended June 30, 2009, as compared to $676.9 thousand for the same period in 2008. In the first half of 2009, net cash used by operating activities consisted of an operating loss of $708.8 thousand and a decrease in non-cash operating elements of working capital of $329.7 thousand.

Non-cash items included in operating activities totaled approximately $320.3 thousand, as follows:

a)	An expense of $325.1 thousand in respect of accretion expense on the convertible notes issued in May 2007.

b)	An expense of $36.0 thousand in respect of the amortization of options granted to Auctus Capital as per the investor relation agreement.

c)	An expense of $23.2 thousand in respect of the amortization of options granted to Company employees.

d)	An expense of $20.1 thousand in respect of the amortization of fixed assets.

e)	A credit of $84.1 thousand in respect of deferred income tax related to the convertible debt.

Our operating activities will continue to consume our available funds until we can generate increased revenues.

The net cash provided by financing activities was $21.8 thousand for the six months ended June, 2009 compared to $2,423.5 thousand provided in the same period in 2008. Of the net cash provided by financing activities in 2008, $2,800.7 thousand came from a private placement financing completed on March 27, 2008 less $451.6 thousand used to pay related transaction costs and $74.4 thousand was generated from the issue of capital stock in the second quarter.

Net cash provided in investing activities amounted to $263.8 thousand for the six months ended June 30, 2009 compared to a use of funds of $992.1 thousand in the same period of 2008. Included within the use of funds in 2008 was $984.4 thousand in respect of the restricted cash for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals

Cash of $3.0 thousand was used to purchase capital assets in the first half of 2009, as compared to $7.7 thousand in the same period of 2008.

The balance of cash and cash equivalents as of June 30, 2009 amounted to $105.2 thousand, as compared to $2,027.8 thousand at June 30, 2008. Included within these amounts is cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals in the amounts of $10.4 thousand and $94.8 thousand respectively. In accordance with the collaborative agreement dated April 7, 2008 the Company agreed to restrict $2.0 million of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 13, 2009	By:	/S/	Horst Zerbe
---------------------------------------
Horst G. Zerbe
President, C.E.O. and Director

Date: August 13, 2009	By:	/S/	Paul Simmons
---------------------------------------
Paul A. Simmons
Principal Accounting Officer