Form 10-Q
period 2009-09-30
IntelGenx Technologies Corp.
filed 2009-11-09
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_________

to
_________

Commission File Number 000-31187

INTELGENX TECHNOLOGIES CORP.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6425 Abrams, Ville Saint Laurent, Quebec H4S 1X9, Canada
(Address of principal executive offices)

(514) 331-7440
(Issuer's telephone number)

-----------------------------------------------------------------
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐             No  ☐

APPLICABLE TO CORPORATE ISSUERS:

33,081,271 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 09, 2009.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

Contents

Balance Sheet	2

Statement of Shareholders' Equity (Deficiency)	3

Statement of Operations and Comprehensive Loss	4

Statement of Cash Flows	5

Notes to Financial Statements	6 - 17

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current
Cash and cash equivalents	$2,197.5	$556.0
Restricted cash (note 4)	-	277.2
Accounts receivable, net of allowance for doubtful accounts of $107.7 (2008-$NIL)	604.2	317.1
Prepaid expenses	54.3	44.9
Investment tax credits receivable	432.3	269.2
	3,288.3	1,464.4
Property and Equipment	166.6	157.2
	$3,454.9	$1,621.5
Liabilities
Current
Accounts payable and accrued liabilities	703.3	525.8
Convertible notes (note 5)	-	714.5
Deferred income tax liability	-	127.4
	703.3	1,367.7
Loan Payable, Shareholder	93.7	82.4
Contingency (note 4)
Shareholders' Equity
Capital Stock (note 6)	0.3	0.2
Additional Paid-in-Capital	8,772	5,080.8
Accumulated Other Comprehensive Loss	(24.9)	(184.4)
Accumulated Deficit	(6089.5)	(4,725.0)
	2,657.9	171.6
	$3,454.9	$1,621.5

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernard J. Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity (Deficiency)
For the Period Ended September 30, 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive		Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - December 31, 2008	20,850,002	$0.2	$5,080.8	$(184.4)	$(4,725.0)	$171.6
Foreign currency translation adjustment	-	-	-	159.5	-	159.5
Issue of common stock, net of transaction costs of $633,352 (note 6)	11,076,000	0.1	1,845.0	-	-	1,845.1
Warrants issued, net of transaction costs of $350,556 (note 7)	-	-	1,022.7	-	-	1,022.7
Stock-based compensation (note 7)	-	-	66.9	-	-	66.9
Agents’ options	-	-	160.7	-	-	160.7
Options exercised (note 6)	31,071	-	21.8	-	-	21.8
Convertible notes conversions (note 5)	705,158	-	428.8	-	-	428.8
Agents’ stock compensation (note 6)	419,040	-	145.3			145.3
Net loss for the period	-	-	-	-	(1,364.5)	(1,364.5)
Balance – September 30, 2009	33,081,271	$0.3	$8,772.0	$(24.9)	$(6,089.5)	$2,657.9

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue	$382.6	$271.6	$1,083.0	$708.1
Interest	0.8	10.6	1.8	30.2
	383.4	282.2	1,084.8	738.3
Expenses
Research and development	356.4	664.8	1,109.3	1,630.7
Research and development tax credits	(41.3)	(42.8)	(116.1)	(132.3)
Management salaries	151.6	178.4	366.2	464.6
General and administrative	199.3	64.0	287.8	168.7
Professional fees	78.5	234.6	227.8	658.2
Depreciation	12.1	13.1	32.2	40.3
Foreign exchange	(62.2)	(78.5)	(96.1)	(153.3)
Interest and financing fees	388.0	116.8	765.6	633.4
	1,082.4	1,150.4	2,576.7	3,310.3
Loss Before Income Taxes	(699.0)	(868.2)	(1,491.9)	(2,572.0)
Income taxes (note 8)	(43.2)	(29.0)	(127.4)	(117.9)
Net Loss	(655.8)	(839.2)	(1,364.5)	(2,454.1)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	185.1	(52.5)	159.5	(95.8)
Comprehensive Loss	$(470.7)	$(891.7)	$(1,205.0)	$(2,549.9)
Basic Weighted Average Number of Shares Outstanding	23,192,082	20,791,035	21,644,965	19,256,730
Basic and Diluted Loss Per Common Share (note 10)	$(0.02)	$(0.04)	$(0.06)	$(0.13)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Funds Provided (Used) - Operating Activities
Net loss	$(655.8)	$(839.2)	$(1,364.5)	$(2,454.1)
Depreciation	12.0	13.1	32.2	40.3
Investor relations services	-	-	36.0	-
Stock-based compensation	7.6	64.2	30.9	125.7
Modification of warrant terms	-	-	-	92.6
Interest accretion	198.8	96.1	523.9	348.9
Deferred income tax	(43.2)	(29.0)	(127.4)	(117.9)
Debt conversion expense	174.9	-	174.9	-
Issue of capital stock	-	-	-	111.6
	(305.5)	(694.8)	(694.0)	(1,853.0)
Changes in non-cash operating elements of working capital	47.7	151.9	(282.0)	633.1
	(257.8)	(542.9)	(976.0)	(1,219.9)

Financing Activities
Issue of capital stock	3,851.8	55.2	3,873.5	2,930.4
Transaction costs	(677.9)	-	(677.9)	(451.6)
Repayment of convertible notes (note 5)	(976.3)	-	(976.3)	-
	2,197.6	55.2	2,219.3	2,478.8

Investing Activities
Additions to property and equipment	(17.9)	-	(20.9)	(7.6)
Restricted cash (note 4)	10.4	259.9	277.2	(724.5)
	(7.5)	259.9	256.3	(732.1)

Increase (Decrease) in Cash and Cash Equivalent	1,932.3	(227.8)	1,499.6	526.8
Effect of Foreign Exchange on Cash and Cash Equivalents	170.4	(49.6)	141.9	(91.8)
Cash and Cash Equivalents
Beginning of Period	94.8	1,043.4	556.0	331.0

End of Period	$2,197.5	$766.0	$2,197.5	$766.0

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
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

These financial statements should be read in conjunction with the audited financial statements at December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on November 9, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

2.

Adoption of New Accounting Standards

Fair Value Measurements

SFAS No.157 as codified in FASB ASC 820 Fair Value Measurement and Disclosures is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted ASC 820 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company adopted ASC 820 for non-financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

2.

Adoption of New Accounting Standards (Cont’d)

ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level	1:	Quoted market prices in active markets for identical assets or liabilities.
Level	2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level	3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at September 30, 2009.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

 2.

Adoption of New Accounting Standards (Cont’d)

US$ thousands		September 30, 2009		December 31, 2008
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets
Cash and cash equivalents	Level 1	$ 2,197.5	$ 2,197.5	$ 556.0	$ 556.0
Restricted cash	Level 1	-	-	277.2	277.2
Accounts receivable	Level 1	604.2	604.2	317.1	317.1
Investment tax credits receivable	Level 1	432.3	432.3	269.2	269.2
Financial liabilities
Accounts payable and accrued liabilities	Level 1	703.3	515.2	703.3	525.8
Loan payable, shareholder	Level 2	93.7	93.7	82.4	82.4
Convertible notes, excluding unamortized discounts	Level 3	-	-	1,230.2	1,099.3

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” now codified in FASB ASC 825. This FSP, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Since this FSP at most requires additional disclosures, its adoption did not have a material impact on its consolidated financial statements.

Subsequent Events

FASB ASC 855, "Subsequent Events", which established principles and requirements for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Since FASB ASC 855 at most requires additional disclosures, the adoption of FASB ASC 855 did not have a material impact on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

2.

Adoption of New Accounting Standards (Cont’d)

FASB Codification

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. The Codification replaces all previous U.S. GAAP accounting standards. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company has applied the Codification for the first time for its interim financial statements for the nine months ending September 30, 2009. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by FactSet in its consolidated financial statements and accounting policies.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 “Fair Value Measurements and Disclosures” (“ASU 2009-05”). The amendment is to subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update is effective for the Company during the interim period ending October 31, 2009. The adoption of ASU 2009-05 is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.

Significant Accounting Policies (Cont’d)

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-13.

In October 2009, the FASB issued Update No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 is not expected to have a material effect on the Company’s financial position or results of operations.

4.

Collaborative Agreements

On April 7, 2008, the Company ratified with Cary Pharmaceuticals, a pharmaceutical development company, an agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company accounts for this transaction as a collaborative agreement. Per the agreement, $2,000,000 of the Company’s cash and cash equivalents was initially restricted for the funding of this venture. This cash was taken from the proceeds of the private placement of March 27, 2008. Expenses exceeding the initial $2,000,000 are to be equally shared between the Company and Cary Pharmaceuticals.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

4.

Collaborative Agreements (cont’d)

As of September 30, 2009, the Company has expensed approximately $2,150,559 on the project. Included within these disbursements is approximately $222,236 paid to Cary Pharmaceuticals in 2008 in respect of management fees and approximately $7,157 paid to Cary Pharmaceuticals in the first nine months of 2009 in respect of liability insurance. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees. In the nine month period ended September 30, 2009 the Company received approximately $79,559 from Cary Pharmaceuticals in respect of their share of disbursements exceeding the Company’s initial investment of $2,000,000.

Development work for the product was completed in the fourth quarter of 2008 and a New Drug Application (“NDA”) (505(b)(2) was filed with the FDA on April 3, 2009. The product is a novel, high strength of Bupropion HCl, the active ingredient in Wellbutrin XL(R). As required in connection with the filing of the NDA, the Company’s development partner Cary Pharmaceuticals, which serves as the NDA applicant, provided notice of the NDA filing to Biovail Laboratories SLR (Biovail) which holds the patent for Wellbutrin XL. In such notice, Cary Pharmaceuticals contended that the product would not infringe Biovail's patents. On August 18, 2009, the Company learned that Cary Pharmaceuticals was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act," with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit against Cary Pharmaceuticals by Biovail instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012. The Biovail lawsuit seeks to prevent the manufacture or sale of the product during the life of the Biovail patent. Although the Company is not a party to the action, any decision could have an effect on the Company’s potential revenues relating to the product. Cary Pharmaceuticals and the Company believe that the product does not infringe Biovail's patent and will assert their rights. Under the terms of the collaborative agreement the Company may have to bear part, or in the case of an unfavorable decision by the courts, all costs related to defending the lawsuit.

5.

Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1,500,000. The convertible notes bore interest at the rate of 8% per annum and were repayable on September 22, 2009. Interest was payable quarterly and payments commenced on July 1, 2007. The notes were convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

On May 22, 2007, the Company paid approximately $229,323 in cash consideration and issued warrants with a fair value of $82,993 in consideration for transaction costs. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

5.

Convertible notes (cont’d)

The Company recognized the value of the embedded beneficial conversion feature of $490,093 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible notes. In addition, in accordance with ASC 470 Debt with Conversion and Other Options, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $490,093 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value was amortized over the life of the convertible notes. The Black-Scholes Model was used to calculate the fair value of the warrants.

The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	64%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company were pledged as security of the convertible notes. In the nine-month ended September 30, 2009, $68,019 of interest was paid (2008 - $79,215), and $523,940 of interest was accreted (2008 - $348,889).

In the nine-month period ended September 30, 2009, $253,908 of the outstanding convertible notes were converted into 705,158 common shares. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering (note 6) to convert part of the convertible notes at CDN$0.40 (approximately US$0.35) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of $174,900, which was expensed in the third quarter of 2009.

In the nine month period ended September 30, 2008, $165,000 of convertible notes was exchanged for 235,714 shares of common stock.

On September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976,333 and, consequently, the security against the assets of the Company was released.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

6.

Capital Stock

	September 30,	December 31,
	2009	2008
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
33,081,271 (December 31, 2008 - 20,850,002) common shares	$331	$209

On July 13, 2009, as part of a private placement, the Company issued 10,476,000 special warrants for gross proceeds of US$3,631,401. Each special warrant consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,337,937. (See note 7 for the portion allocated to the warrants.)

The Company paid agents a cash commission in the amount of $290,512, which is equal to 8% of the gross proceeds of the offering, issued 419,040 common shares of the Company to the agents equal to 4% of the number of special warrants issued in the offering and issued agents’ options entitling the agents to acquire 838,080 units (consisting of one common share and one common share purchase warrant) at $0.80 per unit, which expire 36 months after the date of issuance. Each common share purchase warrant included in the agents’ options entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance of the unit.

In addition, the Company paid approximately $370,430 in cash consideration for other transaction costs. All the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

On July 22, 2009, as part of a private placement, the Company issued 350,000 units to investors for gross proceeds of $127,498. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair values. The common shares were recorded at a value of $81,417. (See note 7 for the portion allocated to the warrants.)

In addition, the Company paid approximately $9,825 in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

6.

Capital Stock (Cont’d)

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of $92,896. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $59,188. (See note 7 for the portion allocated to the warrants.)

In addition, the Company paid approximately $7,159 in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

During the nine month period ended September 30, 2009, 31,071(2008-100,000) stock options were exercised for 31,071 common shares having a par value of $0 in aggregate, for cash consideration of $21,750, resulting in an increase in additional paid-in capital of $21,750.

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

On July 13, 2009 the Company issued 838,080 agents’ options exercisable into one common share at an exercise price of $0.80 per option, which expire on July 13, 2012. As at September 30, 2009, no agent’s options were exercised. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 6. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $160,726, using the assumptions below:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital (Cont’d)

	Expected volatility	117%
	Expected life	3 years
	Risk-free interest rate	1.41%
	Dividend yield	Nil

	Compensation expenses for stock-based compensation of $66,880 and $125,728 were recorded during the nine- month period ended September 30, 2009 and 2008 respectively. Of the amount expensed in 2009, $36,015 (2008 - $28,224) relates to stock options granted to Auctus Capital as compensation for investor relation services, $30,865 (2008 - $45,321) relates to stock options granted to employees and $Nil (2008 - $52,183) relates to stock options granted to non employee directors. As at September 30, 2009, the Company has $21,548 (2008 - $119,116) of unrecognized stock-based compensation.

	Warrants

	On July 13, 2009 the Company issued 10,476,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on July 13, 2012. The Stock purchase warrants were issued in connection with the July 13, 2009 private placement described in note 6. The stock purchase warrants were valued at $1,293,464 based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

	Expected volatility	117%
	Expected life	3 years
	Risk-free interest rate	1.41%
	Dividend yield	Nil

	On July 22, 2009 the Company issued 350,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on July 22, 2012. The Stock purchase warrants were issued in connection with the July 22, 2009 private placement described in note 6. The stock purchase warrants were valued at $46,081 based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

	Expected volatility	117%
	Expected life	3 years
	Risk-free interest rate	1.50%
	Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital (Cont’d)

	On September 3, 2009 the Company issued 250,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on September 3, 2012. The Stock purchase warrants were issued in connection with the September 3, 2009 private placement described in note 6. The stock purchase warrants were valued at $33,708 based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

	Expected volatility	117%
	Expected life	3 years
	Risk-free interest rate	1.42%
	Dividend yield	Nil

8.	Income Taxes

	Deferred Income Taxes

	The balance of deferred income taxes liability reported in previous quarters represented the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it was charged to additional paid-in capital. As the convertible debt was repaid during this quarter, the deferred tax liability was reversed.

9.

Related Party Transactions

During the nine- month period ended September 30, 2009, the Company incurred expenses of approximately $13,054 (2008 - $14,783) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $3,881 (2008 - $4,638) for interest on the loan payable, shareholder.

Included in management salaries are $14,901 (2008 - $14,969) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $Nil (2008 - $52,132) for options granted to directors.

Included in accounts payable and accrued liabilities is approximately $10,111 (2008 - $7,353) payable to shareholders, who are also officers of the Company and cash retainer amounting to $Nil (2008 - $21,306) payable to a director.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

10.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

11.

Subsequent Events

Investor Relations Contracts

On October 1, 2009 the Company engaged Little Gem Life Science Partners (“Little Gem”) and SectorSpeak Inc. (“SectorSpeak”) as investor relations consultants for the investment communities of North America. Although both firms will work closely together, Little Gem, based in New York, has been retained with primary responsibility for investor relations activities in the United States whilst SectorSpeak, a Canadian corporation, will concentrate on the Canadian market.

Both firms have been engaged for an initial term of 12 months commencing on October 1, 2009. Under the terms of the agreements the Company will pay Little Gem and SectorSpeak monthly fees of $4,500 and CAD$5,000 respectively. SectorSpeak received an additional retainer fee of CAD$5,000 that was payable upon commencement of the agreement. Subject to approval from the Board of Directors, Little Gem will receive 50,000 options to purchase common shares at an exercise price to be established as at the date of commencement of the agreement. The options will vest 50% on the first, and 50% on the second, anniversary of the agreement. The options will be exercisable over a period of three years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, REPORTED IN U.S. DOLLARS

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

Key Developments

The Company has achieved a number of milestones in its strategic development, growth and future income potential in the first nine months of 2009, most notably:

Appointed IR firms - on October 1, 2009 the Company engaged Little Gem Life Science Partners (“Little Gem”) and SectorSpeak Inc. (“SectorSpeak”) to spearhead the development of the Company’s relationships with the investment communities of North America. Although both firms will work closely together, Little Gem, based in New York, has been retained with primary responsibility for Investor Relations activities in the USA whilst SectorSpeak, a Canadian Corporation, will concentrate on the Canadian market. Both firms have been engaged for a term of 12 months.

Repaid convertible notes outstanding - on September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976,333. The Company had entered into convertible note agreements with certain institutional and accredited investors on May 22, 2007 for amounts totaling $1,500,000. The convertible notes bore interest at the rate of 8% per annum, and substantially all of the assets of the Company had been pledged as security of the convertible notes. The repayment of the convertible notes strengthens the balance sheet and creates additional cost savings for the Company.

Raised approximately US $3.9 million in Q3 through private placements - on July 13, 2009 the Company closed a private placement offering of approximately 10.5 million special warrants for gross proceeds of approximately $3.6 million. Each special warrant entitles its holder to receive, upon exercise or deemed exercise thereof, one common share of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to purchase one common share of the Company at a price of $0.80 until July 13, 2012.

On July 22, 2009, as part of a private placement, the Company issued 350,000 units to investors in the United States for gross proceeds of approximately $127.5 thousand. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance.

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of approximately $92.9. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance.

Filed NDA with U.S. Food and Drug Administration (FDA) - on April 3, 2009 the Company and Cary Pharmaceuticals Inc. (Cary Pharma) filed a New Drug Application (NDA) under CFR 21 §505(b)(2) for the CPI-300 antidepressant. CPI-300 is a novel, high strength of Bupropion Hydrochloride, the active ingredient in Wellbutrin XL® that will provide a more convenient dosing option to patients with major depressive disorder. The NDA has been formally accepted by the FDA for standard review. Pursuant to Prescription Drug User Fee Act (PDUFA) guidelines, the Company expects the FDA will complete its review or otherwise respond to the NDA by February 6, 2010.

As required in connection with the filing of the NDA, the Company’s development partner Cary Pharma, which serves as the NDA applicant, provided notice of the NDA filing to Biovail Laboratories SLR (Biovail) which holds the patent for Wellbutrin XL. In response, Cary Pharma was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware for patent infringement. The Biovail lawsuit seeks to prevent the manufacture or sale of CPI-300 during the life of the Biovail patent. Cary Pharma and the Company believe that CPI-300 does not infringe Biovail's patent and will vigorously assert their rights.

The Company and Cary Pharma entered into a Collaborative Agreement in November 2007 to jointly develop and commercialize CPI-300 using the Company’s proprietary oral delivery technology. Under the terms of the Collaborative Agreement, the Company raised $2 million in March 2008 to fund completion of the product development. Upon commercialization of the product, the Company and Cary Pharma would share profits.

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

Results of Operations - nine months ended September 30, 2009 compared to the nine month period ended September 30, 2008.

			Increase/	Percentage
In U.S.$ thousands	2009	2008	(Decrease)	Change
Revenue	$1,084.8	$738.3	$346.5	47%
Research and Development Expenses	1,109.3	1,630.7	(521.4)	32%
Research and Development Tax Credit	(116.1)	(132.2)	(16.1)	12%
Management Salaries	366.2	464.6	(98.4)	21%
General and Administrative Expenses	287.8	168.7	119.1	71%
Professional Fees	227.8	658.2	(430.4)	65%
Interest and Financing Fees	765.6	633.4	132.2	21%
Foreign Exchange	(96.1)	(153.3)	(57.2)	37%
Income taxes	(127.4)	(117.9)	9.5	8%
Net Income (Loss)	(1,364.5)	(2,454.1)	(1,089.6)	44%

Revenue

Total revenue for the nine months ended September 30,2009 increased by $346.5 thousand, or 47%, to $1,084.8 thousand from $738.2 thousand for the nine months ended September 30, 2008.

The increase in revenue is partly attributable to royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, which was commercialized in November 2008. Royalty revenue received in the third quarter amounted to $102.8 thousand and royalty revenue receipts total $194.2 thousand for the nine months ended September 30, 2009.

In the first nine months of 2009, revenue earned from our pharmaceutical partners for development milestones achieved increased by $180.7 thousand, or 26%, to $888.8 thousand, compared with $708.1 thousand in the same period of the previous year.

Management does not anticipate significant increases in royalty revenue until additional products from the Company’s product pipeline are successfully commercialized.

Interest income declined from $30.2 thousand in the first nine months of 2008 to $1.8 thousand in the first nine months of 2009 as a result of the Company’s decreased cash reserves and as a result of decreased interest rates.

Research and Development (“R&D”) Expenses

R&D expenses for the nine months ended September 30, 2009 were $1,109.3 thousand and represent a decrease of $521.4 thousand, or 32%, compared to $1,630.7 thousand for the nine months ended September 30, 2008.

Included within R&D expenses for the first nine months of 2009 are approximately $261.1 thousand of costs related to the development of CPI-300 pursuant to the collaboration agreement with Cary Pharmaceuticals Inc. The expenses in 2009 relate primarily to the preparation of the 505(b)(2) New Drug Application, which was filed with the U.S. Food and Drug Administration on April 3, 2009. During the same period of 2008 we expensed approximately $793.6 thousand for the development phase of this project. Management does not anticipate further significant development costs in respect of CPI-300.

Also included within R&D expenses for the nine months ended September 30, 2009 are R&D Salaries of $305.7 thousand, of which approximately $1.2 thousand represents non-cash compensation. This compares to R&D salaries of $263.2 thousand in the nine month period ended September 30, 2008, which included approximately $11.5 thousand in non-cash compensation. The increase in R&D Salaries relates primarily to the full 9-month effect of additional R&D personnel employed in 2008.

In the first nine months of 2009 we recorded estimated Research and Development Tax Credits and refunds of $116.1 thousand, as compared to $132.2 thousand for the first nine months of 2008.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries decreased $98.4 thousand, or 21% in the first nine months of 2009, to $366.2 thousand from $464.6 thousand in the first nine months of 2008. The decrease relates primarily to expenses incurred in 2008 that did not recur in 2009, which were non-recurring cash compensation to non employee directors of $43.2 thousand and non cash compensation in the form of options granted to non-employee directors of $51.7 thousand.

Included in management salaries in the first nine months of 2009 are approximately $29.7 thousand in non cash compensation resulting from options granted to management employees in 2007 and 2008, as compared to $33.7 thousand expensed for the same period last year.

General and administrative expenses increased by $119.1 thousand to $287.8 thousand in the first nine months of 2009 from $168.7 thousand in the first nine months of 2008. The increase reflects a provision for doubtful debts of $99.2 thousand that was booked in the third quarter of 2009 and the write-off of a deposit of $26.8 thousand paid in 2008 in respect of the anticipated lease of new premises, which Management has decided not to pursue.

Professional Fees

Professional fees for the nine months ended September 30, 2009 decreased by $430.4 thousand, or 65%, to $227.8 thousand from $658.2 thousand for the nine months ended September 30, 2008.

The decrease in professional fees is primarily attributable to costs incurred in 2008 that were not repeated in 2009, specifically i) approximately $222.2 thousand of management fees in respect of the CPI-300 project ii) approximately $108.7 thousand of costs associated with the Company’s listing on the TSX-V, iii) approximately $65.3 thousand of costs incurred for audit, legal and accounting fees related to fundraising activities, and iv) approximately $31.7 thousand related to foreign exchange.

Included within professional fees in the first nine months of 2009 is a non-cash expense of approximately $36.0 thousand for options granted to Auctus Capital for investor relation services compared to $28.8 thousand in the same period last year.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share based payments totaled $66.9 thousand for the nine months ended September 30, 2009, as compared to $329.9 thousand for the nine months ended September 30, 2008.

We expensed approximately $30.9 thousand in the first nine months of 2009 for options granted to Company employees in 2007 and 2008 under the 2006 Stock Option Plan, compared with $45.2 thousand expensed in the same period last year. We also expensed $36.0 thousand in the first nine months of 2009 for options granted to Auctus Capital for investor relation services, compared to $28.8 thousand in the same period last year.

In the first nine months of 2008 we expensed $111.6 thousand related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrants and an additional compensation charge of $92.6 thousand. We also expensed $51.7 thousand during the first nine months of 2008 for options granted to non-employee directors.

There remains approximately $21.5 thousand in stock based compensation to be expensed in fiscal 2009, 2010 and 2011, which relates to the issuance of options to employees of the Company during 2007, 2008 and 2009. We anticipate that we will issue additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $765.6 thousand for the nine months ended September 30, 2009, compared with $633.4 thousand for the nine months ended September 30, 2008.

The costs in the first nine months of 2009 relate primarily to a non-cash accretion expense of $523.9 thousand and cash interest payments of $66.8 thousand on the convertible notes issued in May 2007. These amounts compare with $348.9 thousand and $79.2 thousand respectively for the first nine months of 2008.

In the third quarter of 2009, $253,908 of convertible notes were exchanged for 705,158 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of $174.9 thousand, which was expensed in the third quarter of 2009.

On September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976.3 thousand. As a result, Management anticipates a significant decrease to the Company’s financing cost in future periods.

In the first nine months of 2008 we also expensed $111.6 thousand related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrants and an additional compensation charge of $92.6 thousand.

Foreign Exchange

A foreign exchange gain of $96.1 thousand was recorded in the nine months ended September 30, 2009 compared with a foreign exchange gain of $153.3 thousand in the same period of 2008. The foreign exchange effects relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the first nine months of 2009 was $1,364.5 thousand, which represents an improvement of $1,089.6 thousand, or 44%, over the net loss of $2,454.1 thousand for the same period of the previous year. The main items resulting in the decrease in net loss can be summarized as follows:

a)	Increased Revenue of approximately $346.5 thousand, of which $194.2 thousand relates to royalty revenues earned on the first product fully developed by the Company.

b)

Decreased R&D expenses of approximately $521.4 thousand, primarily related to the decrease in costs associated with the development of the CPI-300 antidepressant following submission of the NDA on April 3, 2009.

c)

Decreased Professional Fees of approximately $430.4 thousand primarily related to non recurring management fees paid in 2008 in respect of CPI-300 and one-time costs in 2008 associated with the Company’s listing on the TSX-V and fees related to fundraising activities.

d)	Partly compensated by an increase in Financing Cost of approximately $132.2 thousand, and a reduced foreign exchange gain of approximately $57.2 thousand.

Non-cash related expenses included within the net loss for the first nine months of 2009 total approximately $670.5 thousand and relate primarily to the interest accretion expense of $523.9 thousand, the debt conversion expense of $174.9 thousand, amortization expense of $32.2 thousand, and stock based compensation expense of $66.9 thousand, partly compensated by the reversal of a deferred tax credit of $127.4 thousand subsequent to the repayment of the convertible debt.

Key items from the Balance Sheet - September 30, 2009 compared to December 31, 2008.

In U.S.$ thousands			Increase/	Percentage
	2009	2008	(Decrease)	Change
Current Assets	$3,288.3	$1,464.4	$1,823.9	125%
Property and Equipment	166.6	157.2	9.4	6%
Current Liabilities	703.3	525.8	177.5	34%
Loan Payable, Shareholder	93.7	82.4	11.3	14%
Convertible notes	0.0	714.5	(714.5)	N/A%
Deferred Income Tax Liability	0.0	127.4	(127.4)	N/A%
Capital Stock	0.3	0.2	0.1	50%
Additional Paid-in-Capital	8,772.0	5,080.8	3,691.2	73%

Current Assets

Current assets totaled $3,288.3 thousand at September 30, 2009, as compared to $1,464.4 thousand at December 31, 2008. The increase of $1,823.9 thousand is primarily attributable to an increase in cash of $1,641.5 thousand, an increase in accounts receivable of $287.1 thousand, and increased tax credits receivable of $163.1 thousand. These increases were partly off-set by a decrease of $277.2 thousand in the restricted cash balance, which was restricted in accordance with the Collaborative Agreement with Cary Pharmaceuticals.

Prepaid Expenses

As of September 30, 2009, prepaid expenses totaled $54.3 thousand as compared to $44.9 thousand at December 31, 2008.

Liquidity and Capital Resources

On July 13, 2009, as part of a private placement, the Company issued 10,476,000 special warrants for gross proceeds of US$3,631,401. Each special warrant consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. The Offering was made and the Special Warrants were issued to investors in the Provinces of Ontario, British Columbia, Alberta and Manitoba pursuant to exemptions from prospectus requirements under applicable securities laws in the Provinces where the offering was made, and from registration requirements in the United States Securities Act of 1933, as amended. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,337,937 and the stock purchase warrants were valued at $1,293,464.

The Company paid agents a cash commission in the amount of $290,512, which is equal to 8% of the gross proceeds of the offering, issued 419,040 shares of the Company to the agents equal to 4% of the number of special warrants sold in the offering and issued agents’ options entitling the agents to acquire 838,080 units (consisting of one common share and one common share purchase warrant) at $0.80 per unit, which expire 36 months after the date of issuance. Each common share purchase warrant included in the agents’ options entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance of the unit.

In addition, the Company paid approximately $370,430 in cash consideration for other transaction costs. All the above transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

In the third quarter of 2009, $253,908 of convertible notes were exchanged for 705,158 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of the aforementioned Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share.

On July 22, 2009, as part of a private placement, the Company issued 350,000 units to investors in the United States pursuant to statutory exemptions from registration requirements in the United States Securities Act of 1933, as amended, for gross proceeds of $127,498. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $81,417 and the stock purchase warrants were valued at $46,081.

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of $92,896. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $59,188 and the stock purchase warrants were valued at $33,708.

Our cash and cash equivalents totaled $2,197.5 thousand as of September 30, 2009, an increase of $1,364.3 thousand as compared to $833.2 thousand as of December 31, 2008. The increase in cash relates to the private placements completed in the third quarter of 2009.

As at September 30, 2009, we had an accumulated deficit of $6,089.5 thousand, as compared to an accumulated deficit of $4,725.0 thousand as of December 31, 2008. Total assets amounted to $3,454.9 thousand and shareholders’ equity amounted to $2,657.9 thousand as of September 30, 2009, as compared with total assets and shareholders’ equity of $1,621.5 thousand and $171.6 thousand, respectively, as of December 31, 2008.

As of September 30, 2009, accounts receivable totaled $604.2 thousand, as compared to $317.1 thousand as of December 31, 2008. The increase in accounts receivable relates to the increased revenue billed in 2009, and is net of the $107.7 thousand provision for doubtful debts. In addition, we had R&D investment tax credits receivable of $432.3 thousand as of September 30, 2009 as compared to $269.2 thousand as at December 31, 2008. We expect to receive approximately $260.0 thousand of the R&D investment tax credits during the fourth quarter of 2009.

Accounts payable and accrued liabilities as of September 30, 2009 amounted to $703.3 thousand (December 31, 2008 -$525.8 thousand), the main items of which are approximately $421.0 thousand relates to research and development activities, approximately $172.7 thousand relates to legal and professional expenses, $87.7 thousand relates to accrued payroll activities and approximately $11.8 thousand relates to professional fees. Included within other accruals is approximately $10.1 thousand due to a shareholder.

Property and Equipment

As at September 30, 2009, the net book value of our property and equipment amounted to $166.6 thousand, as compared to $157.2 thousand at December 31, 2008. In the first nine months of 2009 additions to assets totaled $20.9 thousand, depreciation amounted to $32.2 thousand and a foreign exchange gain of $20.7 thousand was recorded.

Loan Payable, Shareholder

As of September 30, 2009, we had a loan payable to a shareholder with an outstanding principal amount of $93.7 thousand, as compared to an outstanding principal amount of $82.4 thousand at December 31, 2008. The increase in the outstanding principal amount is attributable to currency exchange rate fluctuation.

Capital Stock

As at September 30, 2009 capital stock amounted to $331 compared to $209 at December 31, 2008. The increase reflects the issuance of 12,231,269 shares at par value of $0.00001, primarily related to the private placements completed in the third quarter of 2009. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $8,772 thousand at September 30, 2009, as compared to $5,080.8 thousand at December 31, 2008. The change is made up of increases of $2,478.4 thousand, $1,373.3 thousand, and $306.0 thousand for the private placements completed in the third quarter of 2009 in relation to common stock issued, warrants, and agents’ compensation respectively as well as a decrease of $983.9 thousand for transaction costs. Additional paid in capital also increased by $428.8 thousand for converted debentures, by $21.8 thousand for options exercised, and by $66.9 thousand for stock based compensation of which approximately $36.0 thousand is attributable to the amortization of stock options granted to our former investor relations consultant, Auctus Capital and approximately $30.9 thousand is attributable to the amortization of stock options granted to employees.

Key items from the Statement of Cash Flows - nine months ended September 30, 2009 compared to the nine month period ended September 30, 2008

			Increase/	Percentage
	2009	2008	(Decrease)	Change
Operating Activities	$(976.0)	$(1,219.9)	$(243.9)	20%
Financing Activities	2,219.3	2,478.8	(259.5)	10%
Investing Activities	256.3	(732.1)	988.4	135%
Cash and cash equivalents - end of period	2,197.5	766.0	1,431.5	187%

Statement of cash flows

Net cash used by operating activities was $976.0 thousand in the nine months ended September 30, 2009, which represents an improvement of $243.9 thousand as compared to $1,219.9 thousand for the same period in 2008. In the first nine months of 2009, net cash used by operating activities consisted of an operating loss of $1,364.5 thousand and a decrease in non-cash operating elements of working capital of $282.0 thousand.

Non-cash items included in operating activities totaled approximately $670.5 thousand, as follows:

a)	An expense of $523.9 thousand in respect of accretion expense on the convertible notes issued in May 2007.

b)	A debt conversion expense of $174.9 thousand related to the conversion of convertible debt.

c)	An expense of $36.0 thousand in respect of the amortization of options granted to our former investor relations firm, Auctus Capital

d)	An expense of $30.9 thousand in respect of the amortization of options granted to Company employees.

e)	An expense of $32.2 thousand in respect of the amortization of fixed assets.

f)	A credit of $127.4 thousand in respect of deferred income tax related to the convertible debt.

We anticipate that our operating activities will continue to consume our available funds until we can generate increased revenues.

The net cash provided by financing activities was $2,219.3 thousand for the nine months ended September, 2009 compared to $2,478.8 thousand provided in the same period in 2008. Of the net cash provided by financing activities in 2009, $3,873.5 thousand came from private placements completed in the third quarter, less $677.9 thousand used to pay related transaction costs of those private placements. and less $976.3 thousand used to repay the balance of convertible notes. Of the net cash provided by financing activities in 2008, $2,800.7 thousand came from a private placement financing completed on March 27, 2008 less $451.6 thousand used to pay related transaction costs and $129.7 thousand was generated from the issue of capital stock in the second and third quarters.

Net cash provided in investing activities amounted to $256.3 thousand for the nine months ended September 30, 2009 compared to a use of funds of $732.1 thousand in the same period of 2008. Included within the provision of funds in 2009 was $277.2 thousand, compared to a use of funds of $724.5 thousand in the same period in 2008, in respect of the restricted cash for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals.

Cash of $20.9 thousand was used to purchase capital assets in the first nine months of 2009, as compared to $7.6 thousand in the same period of 2008.

The balance of cash and cash equivalents as of September 30, 2009 amounted to $2,197.5 thousand, as compared to $1,490.5 thousand at September 30, 2008.

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

PART II

Item 1.

Legal Proceedings

On June 23, 2009, the United States Food and Drug Administration (“FDA”) accepted for filing a New Drug Application (“NDA”) which sought permission for Cary Pharmaceuticals Inc. (“Cary”) and the Company to market generic versions of the antidepressant CPI-300. The Company and Cary are jointly developing CPI-300 for commercialization pursuant to a collaborative agreement by and between the Company and Cary as amended on April 7, 2008. CPI-300 is a higher strength form of the anti-depressant Wellbutrin XL. In response to the filing of the NDA, Biovail Laboratories SLR ("Biovail"), the patent holder of Wellbutrin XL, filed a lawsuit in the U.S. District Court for the District of Delaware against Cary for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the “Hatch-Waxman Act,” with respect to Biovail’s U.S. Patent No. 6,096,341. In Cary’s Paragraph IV certification set forth in the NDA, Cary contended that Biovail’s patents would not be infringed by CPI-300. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit against Cary by Biovail instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment, or January 3, 2012. The Biovail lawsuit seeks to prevent the manufacture, use, offer to sell or sale of CPI-300 in the United States during the life of the Biovail patent. The Company and Cary believe that CPI-300 does not infringe Biovail’s patent and will vigorously assert their rights.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.

Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Annual General Meeting on October 5, 2009, Horst G. Zerbe, Bernard J. Boudreau, John (Ian) Troup and Bernd J. Melchers were re-elected by the Shareholders of the Corporation. The Shareholders also appointed RSM Richter as the Auditors of the Company for 2009.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 09, 2009	By: /S/ Horst Zerbe
------------------------------------
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 09, 2009	By: /S/ Paul Simmons
------------------------------------
Paul Simmons
Principal Accounting Officer