Form 10-K
period 2009-12-31
IntelGenx Technologies Corp.
filed 2010-03-30
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $6,238,993 based on the closing price of the registrant’s common shares of U.S. $0.59, as reported on the OTC Bulletin Board on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Common Stock, $.00001 par value	33,081,271 shares

Documents incorporated by reference: None.

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars”, “CDN$” and “CAD$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2009 closing rate reported by the Bank of Canada, being U.S. $1.00 = C$1.0509.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this prospectus constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this prospectus that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this prospectus or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this prospectus or as of the date specified in the documents incorporated by reference herein, as the case may be. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors listed above in the section captioned "Risk Factors", as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause IntelGenx's actual results to differ materially from the expectations IntelGenx describes in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this prospectus could have a material adverse effect on our business, operating results and financial condition.

Item 1. Business.

Corporate History

Our predecessor company, Big Flash Corp., was incorporated in Delaware on July 27, 1999. On April 28, 2006, Big Flash, through its Canadian holding corporation, completed the acquisition of IntelGenx Corp., a Canadian company incorporated on June 15, 2003. The Company did not have any operations prior to the acquisition of IntelGenx Corp. In connection with the acquisition, we changed our name from Big Flash Corp. to IntelGenx Technologies Corp. IntelGenx Corp. has continued operations as our operating subsidiary.

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

Controlled release (CR) dosage technologies play an important role in the development of orally administered drug delivery systems. Controlled release technology provides patients with the required amount of medication over a pre-determined, prolonged period of time. Because of the reduced fluctuation of the active drug in the blood and the avoidance of plasma spikes, controlled release products are deemed safer and more tolerable than conventional dosage forms, and have shown better patient compliance.

Our primary business strategy is to develop pharmaceutical products based upon our proprietary drug delivery technologies and license the commercial rights to companies in the pharmaceutical industry once the viability of a product has been demonstrated. In exchange for licensing rights to our products, we seek funding consisting of a combination of one or more of the following: advance down payments, milestone fees, reimbursement for development costs, and royalties on sales. In addition, we may receive a manufacturing royalty from our contract manufacturers for the exclusive right to manufacture our products. The companies we partner with are typically responsible for managing the regulatory approval process of the product with the United States Food and Drug Administration (FDA) and/or other regulatory bodies, as well as for the marketing and distribution of the products. On a case-by-case basis, IntelGenx may be responsible for providing all or part of the documentation required for the regulatory submission. In addition to pursuing partnering arrangements that provide for the full funding of a drug development project, we may undertake development of selected product opportunities until the marketing and distribution stage. We would first assess the potential and associated costs for successful development of a product, and then determine at which stage it would be most prudent to seek a partner, balancing costs against the potential for higher returns later in the development process.

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) a Multilayer Tablet technology (2) an Oral Film technology, and (3) a Mucoadhesive Tablet technology. Our Multilayer Tablet platform technology allows for the development of oral controlled-release products. It is designed to be versatile and to reduce manufacturing costs as compared to competing oral extended-release delivery technologies. The Oral Film technology allows for the instant delivery of pharmaceuticals to the oral cavity, while the Mucoadhesive Tablet allows for the controlled release of active substances to the oral mucosa.

The Multilayer Tablet (“VersaTab”) platform technology represents a new generation of controlled release layered tablets designed to modulate the release of active compounds. The technology is based on a multilayer tablet with an active core layer and erodible cover layers. The release of the active drug from the core matrix initially occurs in a first-order fashion. As the cover layers start to erode, their permeability for the active ingredient through the cover layers increases. Thus, the Multilayer Tablet can produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period of time. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multilayer technology offers the opportunity to develop combination products in a regulatory-compliant format. Combination products are made up of two or more active ingredients that are combined into a single dosage form.

The Oral Film technology (“VersaFilm”) is made up of a thin (25-35 micron) polymeric film comprised of USP components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm technology is designed to provide a rapid response relative to existing fast dissolving oral tablets. The VersaFilm technology is intended for indications requiring rapid onset of action, such as migraine, motion sickness, erectile dysfunction, and nausea.

The Mucoadhesive Tablet (“AdVersa”) is a drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect, whereby the liver metabolizes the active ingredient and greatly reduces the level of drug in the systemic circulation, (ii) it leads to a higher absorption rate as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. The Mucoadhesive Tablet technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

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

INT0004/2006. The development of a new strength antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL® has been completed. A regulatory file for a 505(b)(2) NDA submission was filed in April, 2009. In a complete response letter received on February 4, 2010, the FDA commented on the food effect which was observed in the food effect study included in the NDA and on the lack of a commercial manufacturer. Both issues will be addressed in an amendment to the NDA which the Company intends to file in the second half of 2010.

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

INT0014/2008. Under a development agreement with Cannasat Therapeutics Inc., we are developing a controlled-release tablet containing Cannabidiol for the treatment of schizophrenia. The limited financial resources of our partner in this project have resulted in the project being put on hold.

INT0007/2006. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of erectile dysfunction (ED). A phase I pilot biostudy was completed.

INT0008/2007. An oral film product based on our proprietary edible film technology is currently in development. The product is intended for the treatment of migraine. The results of a phase I pilot study that was conducted in 2009 indicate that the product is bioequivalent with the reference listed drug.

INT0015/2008. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of panic attacks.

INT0018/2008. We have entered into a development and licensing agreement with Circ Pharma Ltd. to formulate, manufacture and supply a novel drug product, based upon our proprietary VersaTab technology, for the treatment of hyperlipidemia. The product is currently in the early development stage but has temporarily been put on hold by our development partner.

INT0019/2009. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of diarrhea.

The current development status of each of our products as of the date of this filing is summarized in the following table:

Product	Application	Status of Development
INT0001/2004	CHF [Coronary Heart Failure], Hypertension	Pivotal batches in preparation
INT0003/2005	Smoking cessation	Pilot biostudy completed
INT0004/2006	Antidepressant	NDA filed April, 2009; complete response letter received Q1/2010
INT0010/2006	Neuropathic pain	Pilot biostudy completed
INT0006/2005	Prenatal vitamin supplement	Product launched in USA Q4, 2008
INT0005/2005	Osteoarthritis	Pilot batch completed

INT0007/2006	ED	Formulation development ongoing
INT0008/2007	Migraine	Pilot biostudy completed
INT0014/2008	Schizophrenia	Project currently on hold
INT0015/2008	Panic Attack	Formulation development ongoing
INT0018/2008	Hyperlipidemia	Project on hold.
INT0019/2009	Diarrhea	Formulation development ongoing

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing “blockbuster” products, (2) developing generic drugs with high barriers to entry, (3) developing products for the (non-pharmaceutical) nutritional supplement market, and (4) developing new drug delivery technologies.

Lifecycle Management Opportunities

We are seeking to position our delivery technologies as an opportunity for lifecycle management of products for which the patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act. Such applications, known as a “505(b)(2) NDA”, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication. A 505(b)(2) NDA may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. The first formulation for a respective active ingredient filed with the FDA under a 505(b)(2) application may qualify for up to three years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe these so-called “505(b)(2) products” represent a viable business opportunity for us.

Generic Drugs with High Barriers to Entry

We will also plan to pursue the development of generic drugs that have certain barriers to entry, e.g., where product development and manufacturing are complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects only if the number of potential competitors is deemed relatively insignificant. An example of such a product is our project INT0005/2005, a fixed-dose combination medication requiring complex formulation and manufacturing technology.

Nutritional Supplement Products

We plan to develop additional products for the nutritional supplement market based upon our proprietary drug delivery technologies. The market for these supplements is large, with little differentiation between products. Our proprietary technology is aimed at increasing the absorption rate of active ingredients. We believe that supplements represent attractive short term revenue opportunities since they are not regulated as pharmaceutical products and do not require FDA approval.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm and our AdVersa mucosal adhesive tablet are examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Biovail Corporation, Labopharm Inc., and Flamel Technologies S.A., have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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

  Our ability to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) and any other regulatory requirements; and

  Our ability to obtain financing.

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities in order to strengthen further our technology base and to develop the ability to manufacture our products through our manufacturing partner at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

  Our intellectual property;

  The versatility of our drug delivery technology; and

  The potential manufacturing cost savings associated with our technology.

Manufacturing Partnership / Strategy

We manufacture products only for testing purposes in our own laboratories, and we do not manufacture products for clinical trials or for commercial use. We do not own manufacturing facilities for commercial production and we have no plans to acquire such facilities in the near future. Our strategy is to secure partnerships with specialist manufacturing companies that are able to offer reliable, high quality manufacturing services at cost effective pricing.

We formed a strategic alliance with LTS Lohmann Therapie-Systeme AG ("LTS") for the exclusive manufacturing of products developed by us using our VersaFilm drug delivery technology. LTS is regarded as a pioneer in the development and production of transdermal and film form/wafer oral systems and has become one of the world's leading suppliers for the international pharmaceutical industry. VersaFilm is IntelGenx's immediate release wafer technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. VersaFilm provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form.

We are currently in negotiations to secure a manufacturing partnership for the productions of clinical test batches and commercial product for our VersaTab and AdVersa tablet products.

We are not a manufacturer and we do not usually purchase large quantities of raw materials. Our manufacturing partners, however, purchase significant quantities of raw materials, some of which may have long lead times. If raw materials cannot be supplied to our manufacturing partners in a timely and cost effective manner, our manufacturing partners may experience delays in production that may lead to reduced supplies of commercial product being available for sale or distribution. Such shortages could have a detrimental effect on sales of the product and a corresponding reduction on royalty revenues earned.

Dependence on Major Customers

We do not rely on any one or a few major customers for our end products. However, we depend upon a limited number of partners to develop our products, to provide funding for the development of our products, and to assist in obtaining regulatory approvals that are required in order to commercialize these products.

Intellectual Property and Patent Protection

We protect our intellectual property and technology by using the following methods: (i) applying for patent protection in the United States and in the appropriate foreign markets, (ii) non-disclosure agreements, license agreements and appropriate contractual restrictions and controls on the distribution of information, and (iii) trade secrets, common law trademark rights and trademark registrations. We plan to file core technology patents covering the use of our platform technologies in any pharmaceutical products.

We have obtained four (4) patents and have an additional seven (7) pending patent applications, as described below. The patents expire 20 years after submission of the initial application.

Patent No.	Title	Subject	Date submitted / issued
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued April 16, 2002
US Appl. 2007/0190144	Multilayer Tablet	Formulation and Method of Preparation of Multilayered Tablets	Published August 16, 2007

US Appl. 2007/0128272	Multi-Vitamin And Mineral Supplement	Formulation and Method of Preparation of Prenatal Multivitamin Supplement	Published June 7, 2007
PCT/CA2006/000336; US Appl. 11/403,262	Delayed Release Oral Dosage Form And Method Of Making Same	Formulation and Method Of Making Bilayer Tablets Containing Delayed-Release Diclofenac And Misoprostol	February 13, 2006
US Appl. 11/782,838 PCT/IB2007/03950	Controlled Release Pharmaceutical Tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	July 2006
US Patent 7674479	Sustained-release Bupropion and Bupropion / Mecamylamine tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	Issued March 9, 2010
US Provisional Appl. US 61/230504	Dosage forms of complexed cannabinoids	Formulation and Method of Preparation of gamma- cyclodextrin complexes containing cannabinoids	August 2009
US Provisional Appl. US 61/267626	Oral film dosage forms and methods for making same	Optimization of Film strip technology	December 2009

Government Regulation

The pharmaceutical industry is highly regulated. The products we participate in developing require certain regulatory approvals. In the United States, drugs are subject to rigorous regulation by the FDA. The U.S. Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and/or the inability to obtain or maintain required approvals or to market drugs. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

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

  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
  FDA review and approval of the NDA or ANDA.

The cost of complying with the foregoing requirements, including preparing and submitting an NDA or ANDA, may be substantial.

Accordingly, we typically rely upon our partners in the pharmaceutical industry to spearhead and bear the costs of the FDA approval process. We also seek to mitigate regulatory costs by focusing on 505(b)(2) NDA opportunities. By applying our drug delivery technology to existing drugs, we seek to develop products with lower Research & Development (“R&D”) expenses and shorter time-to-market timelines as compared to regular NDA products.

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2009 decreased significantly to $1,237.1 thousand as compared to $1,779.7 thousand for the year ended December 31, 2008.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development facility located in Ville Saint-Laurent, Quebec.

Employees

As of the date of this filing, we have 9 full time employees.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this prospectus before deciding to invest in shares of our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Risks Related to Our Business

We continue to sustain losses and our revenues are not sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $6,665.4 thousand since our inception in 2003 through December 31, 2009. To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties. Our revenues for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004 were $1,278.7 thousand, $976.6 thousand, $862.7 thousand, $265.9 thousand, $20.0 thousand and $257.4 thousand respectively. Our revenues in 2009 consisted primarily of development fee revenues from four clients, and royalty income earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, which was commercialized in November 2008. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

We may incur losses associated with foreign currency fluctuations.

The majority of our expenses are paid in Canadian dollars, while a significant portion of our revenues are in U.S. dollars. Our financial results are subject to the impact of currency exchange rate fluctuations. Adverse movements in exchange rates could have a material adverse effect on our financial condition and results of operations.

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

We depend heavily on our pharmaceutical partners to pay for part or all of the research and development expenses associated with developing a new product and to obtain approval from regulatory bodies such as the U.S. Food and Drug Administration (the “FDA”) to commercialize these products. We also depend on our partners to distribute these products after receiving regulatory approval. Our revenues from research and development fees, milestone payments and royalty fees are provided by our partners. Our inability to find pharmaceutical partners who are willing to pay us these fees in order to develop new products would negatively impact our business and our cash flows.

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

We are also at risk that these partnerships or other arrangements may not be successful. Factors that may affect the success of our partnerships include the following: Our partners may incur financial and cash-flow difficulties that force them to limit or reduce their participation in our joint projects.

  Our partners may be pursuing alternative technologies or developing alternative products that are competitive to our product, either on their own or in partnership with others;
  Our partners may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the products;
  Our partners may terminate their partnerships with us. This could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and
  Our partners may pursue higher priority programs or change the focus of their development programs, which could affect the partner’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, a common occurrence in recent years.

  Our partners may incur financial and cash-flow difficulties that force them to limit or reduce their participation in our development projects
  Our partners may become the target of litigation for purported patent or intellectual property infringement, which could delay or prohibit commercialization of our products and which would reduce our revenue from such products.

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

The third-party manufacturers that we depend on to manufacture our products are required to adhere to FDA regulations regarding cGMP, which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. Failure by our third-party manufacturers to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to obtain products on a timely basis.

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

Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our collaborator's products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market. In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, cGMP, adverse event reporting, labeling, advertising, promotion, distribution, and export. Our partners and we are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our partners, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

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

The commercial success of any of our products that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payers as clinically useful, cost-effective and safe. To date, only one product based upon our technologies has been marketed in the United States, which limits our ability to provide guidance or assurance as to market acceptance.

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

Since our inception, we have not paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospect and other factors that the board of directors may deem relevant. If we do not pay any dividends on our common stock, our stockholders will be able to profit from an investment only if the price of the stock appreciates before the stockholder sells it. Investors seeking cash dividends should not purchase our common stock.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own four U.S. patents and have applied for seven U.S. patents, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

If a competitor were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Such litigation costs could be as a result of direct litigation against us, or as a result of litigation against one or more of our partners to whom we have contractually agreed to indemnify in the event that our intellectual property is the cause of a successful litigious action against our partner. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management’s time and attention. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

We may not be successful in defending the lawsuit filed by Biovail Laboratories SLR against us and may have to reimburse certain legal expenses and damages awarded.

While we believe that the lawsuit filed by Biovail Laboratories SLR (Biovail), which holds the patent for Wellbutrin XL®, against our development partner Cary Pharmaceuticals Inc. (Cary Pharma), in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, is without foundation or merit, if Biovail is successful in its action against Cary Pharma, we may have to reimburse Cary Pharma’s legal expense and/or any damages awarded.

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

We have a concentration of stock ownership and control, and a small number of stockholders have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with yours.

Directors and others hold 34% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.” As a result, such stockholders, acting together, may have the ability to control matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders’ interests may conflict with yours.

Directors Independence

Currently, we have a majority of independent directors, but in the future we cannot guarantee that our Board of Directors will always have a majority of independent directors. In the absence of a majority of independent directors, our chief executive officer, who is also a principal stockholder and director, could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Our common stock is a high risk investment.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “IGXT” since January 2007 and has been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008.

There is a limited trading market for our common stock, which may affect the ability of shareholders to sell our common stock and the prices at which they may be able to sell our common stock.

The market price of our common stock has been volatile, and fluctuates widely in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

In the United States, our common stock is considered a “penny stock”. The U.S. Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. These rules further restrict the trading activity and marketability of our common stock.

As a result of the foregoing, our common stock should be considered a high risk investment.

We became public by means of a reverse merger, and as a result we are subject to the risks associated with the prior activities of the public company with which we merged. In addition, we may not be able to attract the attention of major brokerage firms or institutional buyers.

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

Item 2. Properties.

We currently occupy 3,100 square feet of leased space at a rate of CDN$8.64/square foot in an industrial zone in Ville St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We extended the term of the lease agreement to August 31, 2010 under similar financial conditions, with the option to terminate at any time after February 28, 2010, provided we give four months’ notice. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. In order to continue to support ongoing product development activities and allow the addition of further development programs we might be required to seek a different location in 2010. Management has started the search for alternative, or additional, facilities that would meet our short to medium requirements at affordable rates.

Item 3. Legal Proceedings.

In June of 2009 we announced that our New Drug Application filing for our antidepressant CPI-300 had been accepted by the FDA for standard review. We entered into a collaborative agreement with Cary Pharma in November 2007 to jointly develop and commercialize CPI-300 using our proprietary oral delivery technology. CPI-300 is a novel, high strength dosage of Bupropion HCl, the active ingredient in Wellbutrin XL® for which Biovail Laboratories SLR (Biovail) holds the patent. As required in connection with the filing of the NDA, our development partner Cary Pharma, which serves as the NDA applicant, provided notice of the NDA filing to Biovail asserting that CPI-300 would not infringe Biovail's patents. On August 18, 2009, we learned that Cary Pharma was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 with respect to Biovail's U.S. Patent No. 6,096,341 for Wellbutrin XL®. The filing of the patent infringement lawsuit instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Although we are not a party to the action, a negative decision may have an effect on our potential revenues relating to CPI-300. Further, in accordance with the collaborative agreement, if Biovail is successful in their lawsuit, we may have to indemnify Cary Pharma for any litigation costs incurred, or damages awarded. Cary Pharma and IntelGenx believe that CPI-300 does not infringe Biovail's patent and will vigorously assert their rights.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2009 no matters were submitted to a vote of security holders.

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

	OTCBB		TSX
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CDN$)	(CDN$)
2009
Fourth Quarter	$ 0.71	$ 0.52	$ 0.70	$ 0.57
Third Quarter	$ 0.70	$ 0.50	$ 0.74	$ 0.51
Second Quarter	$ 0.60	$ 0.28	$ 0.62	$ 0.37
First Quarter	$ 0.60	$ 0.25	$ 0.75	$ 0.40

2008
Fourth Quarter	$ 0.95	$ 0.30	$ 0.90	$ 0.50
Third Quarter	$ 0.98	$ 0.67	$ 1.09	$ 0.85
Second Quarter	$ 1.01	$ 0.80	$ 1.00	$ 0.80
First Quarter	$ 1.02	$ 0.51	$ N/A	$ N/A

2007
Fourth Quarter	$ 1.05	$ 0.45	$ N/A	$ N/A
Third Quarter	$ 1.90	$ 0.87	$ N/A	$ N/A
Second Quarter	$ 1.31	$ 0.60	$ N/A	$ N/A
First Quarter	$ 1.20	$ 0.67	$ N/A	$ N/A

Number of Shareholders

On March 29, 2010 there were approximately 66 holders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

As of December 31, 2009, 2,202,676 options have been issued, 222,571 options have been exercised, 250,000 were forfeiture, 382,017 expired and 1,348,088 options remain outstanding under the 2006 Option Plan.

Equity Compensation Plan Information as of December 31, 2009

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
		options,	compensation plans
(excluding securities
reflected in the first
column)

Equity Compensation Plans Approved by Security Holders	1,348,088	$0.56	503,341

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	1,348,088	$0.56	503,341

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

On November 9, 2006 we granted options to purchase up to 450,000 shares of common stock to the CEO and a management employee. These options have an exercise price of $0.41, vest upon issuance, and expire on November 9, 2016. The expire date was subsequently amended to September 26, 2011.

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

On August 9, 2007 we granted options to purchase up to 75,000 shares of common stock to our chief financial officer. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017 The expire date was subsequently amended to August 9, 2012. As the result of the termination of the employment agreement the 75,000 options to purchase common stock expired un-exercised in November of 2008.

On May 22, 2008 we granted options to purchase up to 51,176 shares of common stock to two of our non-employee directors. These options have an exercise price of $0.85, vest immediately and expire on May 22, 2013.

On May 29, 2008 we granted options to purchase up to 400,000 shares of common stock to Auctus Capital in consideration for investor relation services. The option grant was subject to shareholder approval to increase the number of shares to be issued under the 2006 Stock Option Plan. The shareholders approved to increase the number of shares by 473,251, to 2,074,000 at the Annual General Meeting on September 8, 2008. The options granted to Auctus Capital have an exercise price of $1.00, and vest based on a combination of the achievement of certain performance conditions and the passage of time. The options expire on May 29, 2013. As the result of the termination of the agreement all options to purchase common stock expired un-exercised in May of 2009

On September 8, 2008 we granted options to purchase up to 75,000 shares of common stock to a non-employee director of the company. These options have an exercise price of $0.85, vest immediately and expire on September 8, 2013.

On September 8, 2008 we granted options to purchase up to 100,000 shares of common stock to our chief financial officer. These options have an exercise price of $0.85, vest over 2 years at the rate of 25% every six months, and expire on September 8, 2013.

On March 11, 2009 we granted options to purchase up to 25,000 shares of common stock to an employee of the company. The options have an exercise price of $0.31, vest over 2 years at the rate of 25% every six months, and expire on March 11, 2014.

On October 3, 2009 we granted options to purchase up to 50,000 shares of common stock to Little Gem Life Science Partners in consideration for investor relation services. The options have an exercise price of $0.55, vest 50% on the first, and 50% on the second anniversary of the agreement and expire on October 3, 2012.

On November 24, 2009 we granted options to purchase up to 125,000 shares of common stock each to three of our non-employee directors, the chief financial officer and the chief executive officer. The options have an exercise price of $0.61, The options for the non-employee directors vest immediately, the options for the executive employees vest over 2 years at the rate of 25% every six months. All options expire on November 24, 2014.

On January 22, 2010 we granted options to purchase up to 50,000 common stock to Sector Speak in consideration for investor relation services. The options have an exercise price of $0.47, vest 50% on the first, and 50% on the second anniversary of the agreement and expire on January 22, 2013.

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

Key Developments

Since the end of fiscal 2008 the Company improved its cash reserves, freed its balance sheet from debt, and made significant progress in a number of its research and development projects, the most notable of which are the following:

Financial:

Raised approximately $3.9 million in the third quarter through private placements:

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

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of approximately $92.9 thousand. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance.

Debt-free balance sheet:

Repaid convertible notes outstanding:

On September 22, 2009, the Company repaid the balance of the convertible notes outstanding of $976.3 thousand. The Company had entered into convertible note agreements with certain institutional and accredited investors on May 22, 2007 for amounts totaling $1,500,000. The convertible notes bore interest at the rate of 8% per annum, payable quarterly. The assets of the Company, which had been pledged as security of the convertible notes, were released upon repayment of the convertible notes.

Repaid loan payable, shareholder:

On December 4, 2009, pursuant to a board of directors’ resolution dated November 5, 2009, the Company repaid the loan payable, shareholder, in the amount of $88.2 thousand. The loan payable, shareholder, who is also an officer of the Company, was unsecured and bore interest at 6% per annum.

Research and Development Projects:

Antidepressant Tablet:

On April 6, 2009 IntelGenx submitted an NDA to theFDA for CPI-300. CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®. The NDA was accepted for standard review by the FDA in June 2009. As required under NDA filings, IntelGenx's development partner Cary Pharmaceuticals (Cary), the NDA applicant, notified Biovail Laboratories SLR (Biovail), holder of the Wellbutrin XL patent of the filing contending non-infringement of the Wellbutrin XL patent.

On August 18, 2009, Cary was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Any decision could have an effect on IntelGenx's potential revenues relating to CPI-300. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

On January 11, 2010 IntelGenx announced a manufacturing site change for CPI-300. The original manufacturer, PharmPro of Aurora, IL ("PharmPro") was sold to URL Pharma of Philadelphia, PA. As a result of this acquisition, URL advised IntelGenx they would no longer manufacture CPI-300. IntelGenx has identified and engaged Pillar5 Pharma, Arnprior, ON, as the new manufacturing facility for the product. Arnprior is a state-of-the-art GMP facility with a long-standing record of manufacturing quality product for the pharmaceutical industry. As a result of the manufacturing site change, IntelGenx and Cary are preparing an amendment to the NDA. IntelGenx expects that the changes will not materially affect the existing timeline for commercialization of CPI-300.

On January 21, 2010 IntelGenx announced the U.S. Patent and Trademark Office ("USPTO") issued a formal Notice of Allowance for the patent application protecting CPI-300. The patent was issued on March 9, 2010 under the number US 7,674,479. It will be listed in the FDA’s Orange Book and will provide broad protection for CPI-300 against generic copies.

On February 8, 2010 IntelGenx received a Complete Response Letter (CRL) from the FDA regarding CPI-300. The CRL lists two main issues which need to be addressed before obtaining final approval: 1) qualification of Pillar5 as the commercial manufacturing site and 2) an observed food effect seen with CPI-300 and the reference product. The FDA found no other notable deficiencies in the NDA. As noted in the January 11, 2010 press release, the FDA was notified about Pillar5. IntelGenx believes the food effect issue can be addressed through a label adjustment and post-approval education. In addition, the Company plans to conduct a pilot food effect study with CPI-300 tablets having a modified enteric coating. In the coming weeks IntelGenx will request a meeting with FDA to clarify the steps necessary to obtain approval. IntelGenx is confident the activities required to support the NDA amendment can be completed in time for a submission in the second half of 2010.

Neuropathic Pain Tablet:

On April 14, 2009 IntelGenx and its development partner, Cannasat Therapeutics Inc. (Cannasat), announced positive Phase 1b results for Relivar, a buccal formulation of dronabinol. The randomized, single dose, double blind crossover study compared Cannasat’s Relivar with Marinol 2.5 mg in healthy volunteers. Relivar delivered twice the amount of dronabinol into the bloodstream as the brand with no increase in side effects due to a corresponding reduction in the metabolite responsible for the CNS adverse effects of dronabinol. Relivar was developed using IntelGenx’s proprietary AdVersa buccal delivery technology.

On March 4, 2010 IntelGenx and Cannasat announced the signing of a Letter of Intent for a definitive license agreement under which IntelGenx would acquire a fifty percent ownership stake from Cannasat and an exclusive worldwide license to develop and commercialize Relivar. Upon completion of the transaction, IntelGenx would assume sole product development and commercialization rights for Relivar and would forgive approximately CAD$231 thousand of debt owed by Cannasat.

Antihypertensive Tablet:

On April 20, 2009 IntelGenx announced results of a pilot study showing development of a product bioequivalent to a leading antihypertensive. The product was developed using IntelGenx’s proprietary VersaTab delivery technology. Scale-up activities are ongoing at the contract manufacturer. The product is being developed under a strategic alliance between IntelGenx and DAVA Pharmaceuticals Inc. (DAVA). Under terms of the alliance, IntelGenx will complete the development. DAVA has commercialization rights in the U.S. IntelGenx will receive development milestones and a share of DAVA’s revenues.

Anti-migraine Film:

On November 17, 2009 IntelGenx announced results of a pilot study showing successful development of a product bioequivalent to a leading anti-migraine therapy. The product was developed using IntelGenx's proprietary VersaFilm drug delivery technology. It is anticipated the pivotal bioequivalence study will be conducted in 2010 and the NDA filed shortly thereafter.

VersaFilm Manufacturing:

On January 25, 2010 IntelGenx announced a strategic alliance with LTS Lohmann Therapie-Systeme AG (LTS) for the exclusive manufacturing of pharmaceutical products developed by IntelGenx using its VersaFilm drug delivery technology. VersaFilm is comprised of a thin polymeric film using components that are safe and approved by the FDA.VersaFilm provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. It is particularly intended for indications requiring a rapid onset of action. IntelGenx currently has three products in development using the VersaFilm technology.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations - Year ended December 31, 2009 compared to Year ended December 31, 2008.

In US$ thousands	2009	2008	Increase/	Percentage
			(Decrease)	Change

Revenue	$1,278.7	$976.6	$302.1	31%

Research and Development Expenses	1,421.7	2,085.4	(663.7)	32%

Research and Development Tax Credit	(184.6)	(305.7)	121.1	40%

Management Salaries	583.8	551.8	32.0	6%

General and Administrative Expenses	360.1	212.9	147.2	69%

Professional Fees	437.4	695.2	(257.8)	37%

Interest and Financing Fees	784.4	766.1	18.3	2%

Foreign Exchange	(97.9)	(122.9)	25.0	20%

Income taxes	(130.3)	(151.6)	21.3	14%

Net Income (Loss)	(1,940.4)	(2,806.4)	866.0	31%

Revenue

Total revenue increased $302.1 thousand, or 31%, to $1,278.7 thousand for the year ended December 31, 2009 from $976.6 thousand for the year ended December 31, 2008.

The increase in revenue is primarily attributable to royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, which was commercialized in November 2008. Royalty revenue received in the year ended December 31, 2009 amounted to $276.7 thousand (2008: $Nil). Revenues invoiced pursuant to our research and development agreements with our pharmaceutical partners for development milestones achieved improved slightly from $945.7 thousand in 2008 to $998.2 thousand in 2009, representing an increase of $52.5 thousand, or 6%.

Also included within revenue is interest income of $3.8 thousand and $30.9 thousand in the years ended December 31, 2009 and 2008 respectively. The decrease in interest earned reflects the change in the cash position of the Company along with the change in financial market conditions and interest rates.

Research and Development Expenses

R&D expenses, net of R&D tax credits, decreased by $542.6 thousand, or 30%, to $1,237.1 for the year ended December 31, 2009 from the previous year’s level of $1,779.7 thousand.

Gross R&D expenses reduced by $663.7 thousand, or 32%, from $2,085.4 thousand in the year ended December 31, 2008 to $1,421.7 thousand in the year ended December 31, 2009. The decrease is primarily attributable to a reduction of costs related to the development of the CPI-300 pursuant to the collaboration agreement with Cary Pharmaceuticals, which amounted to $213.5 thousand in 2009 compared to $915.4 thousand in 2008, as a result of filing of our NDA with the FDA.

Also included within R&D expenses for 2009 are R&D Salaries of $409.1 thousand, approximately $1.7 thousand of which represents non-cash compensation. This compares to R&D salaries of $422.9 thousand in 2008, including $13.4 thousand in non-cash compensation.

For the year ended December 31, 2009, we have recorded estimated Research and Development Tax Credits and refunds of $184.6 thousand, as compared to $305.7 thousand for 2008. The reduction relates partially to the reduction in R&D expenses in fiscal 2009 compared with 2008, and partially to the Company’s listing on the TSX-V in May of 2008 resulting in Federal tax credits being a credit to offset against future taxable income as opposed to being refundable. The estimated Research and Development Tax Credits and refunds of $184.6 thousand recorded for fiscal 2009 relates to the amount refundable by the Quebec authorities.

Management Salaries

Management salaries increased $32.0 thousand, or 6% in 2009, to $583.8 thousand from $551.8 thousand in 2008.

Included within management salaries are approximately $29.3 thousand in non-cash compensation in the form of options granted to non-employee directors, as compared to $51.7 thousand in 2008, and approximately $20.7 thousand in non cash compensation resulting from options granted to management employees in 2008 and 2009, as compared to $45.5 thousand in 2008. In 2009 the Company paid bonuses totaling approximately $63.3 thousand to management compared with no management bonus paid in 2008. Also included in management salaries for 2008 are approximately $40.6 thousand in non-recurring cash compensation to non employee directors of the Company (no such costs were incurred in 2009).

General and Administrative (“G&A”) Expenses

G&A expenses increased from $212.9 thousand in 2008 to $360.1 thousand in 2009, representing an increase of $147.2 thousand, or 69%. The increase in G&A expense is primarily attributable to an allowance for doubtful accounts of approximately $101.4 thousand to cover exposure to loss in the December 31, 2009 accounts receivable balance, and approximately $24.3 thousand to write-off a deposit paid in 2008 in respect of the anticipated lease of new premises, which Management has decided not to pursue.

Also included within G&A expenses for 2009 are director’s fees and expenses of $42.0 thousand, compared with $13.3 thousand in 2008. The increase is primarily attributable to the implementation of annual stipends with effect from the third quarter of 2009 of CAD$12.0 (approximately US$11.4 thousand) to our non employee directors, together with increases in attendance fees for board and committee meetings.

Professional Fees

Professional fees for the year ended December 31, 2009 decreased by $257.8 thousand, or 37% to $437.4 thousand from $695.2 thousand in 2008.

The decrease in professional fees is primarily attributable to management fees of approximately $222.2 thousand that were paid to Cary Pharmaceuticals in 2008 related to the CPI 300 antidepressant (no such costs were incurred in 2009), and expenses of approximately $108.7 thousand incurred in 2008 related to the Company’s listing on the TSX Venture Exchange. These items were partially offset by an increase in legal expenses in 2009 of approximately $64.4 thousand, related to the CPI-300 litigation.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share based payments totaled $104.4 thousand for the year ended December 31, 2009, as compared to $365.2 thousand for the year ended December 31, 2008.

During 2009 we expensed approximately $37.2 thousand (2008: $58.9 thousand) for options granted to Company employees in 2007, 2008 and 2009 under the 2006 Stock Option Plan, $29.3 thousand (2008: $51.7 thousand) for options granted to non-employee directors, and $37.9 thousand (2008: $50.4 thousand) for options granted to investor relation firms for investor relations services.

In 2008 we also expensed $111.6 thousand in connection with the amendment of the anti-dilution terms of convertible notes issued in May 2007. As consideration for entering into this amendment, the Company agreed to issue to the note holders an aggregate of 159,456 fully paid common shares. At the same time, the exercise price of outstanding warrants held by the note holders was adjusted from $1.02 to $0.80, resulting in an increase in the fair value of the warrant and an additional compensation charge of $92.6 thousand. Such expenses did not recur in fiscal 2009.

There remains approximately $49.8 thousand in stock based compensation to be expensed in fiscal 2010 and 2011 related to the issuance of options during 2008 and 2009. We anticipate that we will issue additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

We incurred interest and financing fee expense of $784.4 thousand for the year ended December 31, 2009, as compared to $766.1 thousand in 2008. Approximately $670,108 of the expense incurred in 2008 relates to non-cash items.

The costs in the year ended December 31, 2009 relate primarily to a non-cash accretion expense of $523.9 thousand and cash interest payments of $668.0 thousand on the convertible notes issued in May 2007. These amounts compare with $465.9 thousand and $79.2 thousand respectively for the year ended December 31, 2008.

In the third quarter of 2009, $253.9 thousand of convertible notes were exchanged for 705,158 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of $174.9 thousand, which was expensed in the third quarter of 2009.

In the year ended December 31, 2008 we also expensed $111.6 thousand related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares. At the same time the exercise price of the outstanding warrants to the debenture holders was adjusted from $1.02 to $0.80 resulting in an increase in the fair value of the warrants and an additional compensation charge of $92.6 thousand. Such expenses did not recur in fiscal 2009.

On September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976.3 thousand. As a result, Management anticipates a significant decrease to the Company’s financing cost in future periods.

Foreign Exchange

A foreign exchange gain of $97.9 thousand was recorded in 2009, as compared to a foreign exchange loss of $122.9 thousand in 2008. The foreign exchange gain in both years relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the year ended December 31, 2009 improved by $866.0 thousand, or 31%.

The Company recorded a net loss of $1,940.4 thousand in the year ended December 31, 2009, as compared to $2,806.4 thousand in 2008. The following summary highlights the main areas of improvement:

a)	Revenue increased by 31%, or approximately $302.1 thousand, primarily as a result of the fact that the Company commenced receiving royalty revenues in 2009.
b)	R&D expenses, net of R&D tax credits, reduced by 30%, or approximately $542.6 thousand, primarily due to the filing of the NDA for our antidepressant CPI-300.
c)

Professional fees decreased by 37%, or approximately $257.8 thousand, primarily attributable to management fees of approximately $222.2 thousand that were paid to Cary Pharmaceuticals in 2008 related to the CPI 300 antidepressant, and expenses of approximately $108.7 thousand incurred in 2008 related to the Company’s listing on the TSX Venture Exchange, neither of which recurred in 2009.

d)	Increased General and Administrative expenses of $147.2 thousand, primarily related to a provision for accounts receivable of $101.4 thousand, partly offsets the above improvements.

Non-cash related expenses totaling approximately $847.9 thousand are included within the net loss for 2009, as follows:

a)	$523.9 thousand in respect of accretion expense on the convertible notes issued in May 2007.
b)

$174.9 thousand in respect of a debt conversion expense resulting from $253.9 thousand of convertible notes, which were exchanged for 705,158 shares of common stock in the third quarter of 2009. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share.

c)	$44.6 thousand in respect of the amortization of fixed assets.
d)	$37.9 thousand for options granted to investor relation firms as per investor relations agreements.
e)	$37.2 thousand for options granted to Company employees.
f)	$29.3 thousand for options granted to non-employee directors.

Non-cash related expenses totaling approximately $882.9 thousand are included within the net loss for 2008, as follows:

g)	$465.9 thousand in respect of accretion expense on the convertible notes issued in May 2007.
h)

$111.6 thousand related to the amendment of the anti-dilution terms of the convertible notes whereby, as consideration for entering into this amendment, the Company agreed to issue to the holders of the convertible notes an aggregate of 159,456 fully paid common shares.

i)

$92.6 thousand additional compensation charge relating to the amendment of the exercise price of the outstanding warrants to the note holders from $1.02 to $0.80 resulting in an increase in the fair value of the warrant.

j)	$58.9 thousand for options granted to Company employees.
k)	$51.8 thousand in respect of the amortization of fixed assets.
l)	$51.7 thousand for options granted to non-employee directors.
m)	$50.4 thousand for options granted to an investor relation firm as per the investor relations agreement.

Key items from the Balance Sheet

In US$ thousands			Increase/	Percentage
	2009	2008	(Decrease)	Change
Current Assets	$2,703.1	$1,464.4	$1,238.7	85%
Property and Equipment	158.4	157.1	1.3	1%
Current Liabilities	704.5	525.7	178.8	34%
Loan Payable, Shareholder	-	82.3	(82.3)	N/A
Convertible notes	-	714.5	(714.5)	N/A
Deferred Income Tax Liability	-	127.4	(127.4)	N/A
Capital Stock	0.3	0.2	0.1	50%
Additional Paid-in-Capital	8,809.5	5,080.8	3,728.7	73%

Current Assets

Current assets totaled $2,703.1 thousand at December 31, 2009, as compared to $1,464.4 thousand at December 31, 2008. The increase of $1,238.7 thousand is primarily attributable to an increase in cash of approximately $691.7 thousand resulting from the completion of our private placement in the third quarter of 2009, an increase of accounts receivable of $301.2 thousand and an increase of investment tax credits receivable of $242.6 thousand.

Prepaid Expenses

As of December 31, 2009, prepaid expenses totaled $48.1 thousand, as compared to $44.9 thousand at December 31, 2008.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, the Company is committed to the following contractual obligations and commitments:

In US$ thousands	2010 (Less than	1 Year or
	1 year)	More
Operating Lease Obligations	$17.3	$0
Investor relation	$83.3	$0
Total	$100.6	$0

Liquidity and Capital Resources

Our cash and cash equivalents totaled $1,524.9 thousand as of December 31, 2009, an increase of $691.7 thousand as compared to $833.2 thousand as of December 31, 2008. The increase is primarily attributable to proceeds received from the private placements completed in the third quarter of 2009. Our cash and cash equivalents balance as of December 31, 2008 included a restricted cash amount of $277.2 thousand. This amount represented the remaining balance of the $2,000,000 in cash that was set aside under the terms of the Collaborative Agreement ratified on April 7, 2008 with Cary Pharmaceuticals to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology.

As at December 31, 2009, we had an accumulated deficit of $6,665.4 thousand, as compared to an accumulated deficit of $4,725.0 thousand as of December 31, 2008. Total assets amounted to $2,861.5 thousand and shareholders’ equity amounted to $2,157.0 thousand as of December 31, 2009, as compared with total assets and shareholders’ equity of $1,621.5 thousand and $171.6 thousand respectively, as of December 31, 2008.

As of December 31, 2009, accounts receivable totaled $618.3 thousand (2008 - $317.1 thousand), of which $138.3 thousand is a sales tax refund which we expect to receive during the first quarter of 2010. Included within the accounts receivable balance as of December 31, 2009 is an allowance for doubtful debts in the amount of $109.8 thousand (2008: $nil). In addition, we had R&D investment tax credits receivable of $511.8 thousand, as compared to $269.2 thousand as at December 31, 2008. We expect to receive the R&D investment tax credits during the second and third quarters of 2010.

Accounts payable and accrued liabilities as of December 31, 2009 amounted to $704.5 thousand (2008 - $525.7 thousand), of which approximately $491.5 thousand relates to research and development activities, approximately $92.8 thousand relates to professional fees, and approximately $93.3 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $12.1 thousand due to shareholders.

Property and Equipment

As at December 31, 2009, the net book value of our property and equipment amounted to $158.4 thousand, as compared to $157.1 thousand at December 31, 2008. In the year ended December 31, 2009 additions to assets totaled $24.6 thousand and comprised $5.5 thousand for computer equipment, $18.6 thousand for laboratory equipment, and $0.5 thousand for office equipment, fixtures and fittings. Total depreciation in the year ended December 31, 2008 amounted to $44.6 thousand and a foreign exchange gain of $21.3 thousand was recorded.

Loan Payable, Shareholder

Pursuant to a board of directors’ resolution dated November 5, 2009, the loan payable, shareholder, was repaid on December 4, 2009. The loan payable, shareholder, who is also an officer of the Company, was unsecured and bore interest at 6% per annum. As of December 31, 2008, the loan payable to a shareholder had an outstanding principal amount of $82.4 thousand.

Capital Stock

As at December 31, 2009, capital stock amounted to $0.3 thousand compared to $0.2 thousand at December 31, 2008. The increase reflects the issue of 11,076,000 shares at par value of $0.00001, which relates to the private placements completed in the third quarter of 2009. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Private Placement of Convertible Notes and Warrants - May 2007

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1.5 million. The convertible notes bore interest at the rate of 8% per annum and were repayable on September 22, 2009. Interest was payable quarterly and payments commenced on July 1, 2007. The notes were convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

On May 22, 2007, the Company paid approximately $229.3 thousand in cash consideration and issued warrants with a fair value of $83.0 thousand in consideration for transaction costs. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

Substantially all of the assets of the Company were pledged as security of the convertible notes. In the year ended December 31, 2009, $68.0 thousand of interest was paid (2008 - $103.8 thousand), and $523.9 thousand of interest was accreted (2008 - $465.9 thousand).

In the year ended December 31, 2009, $253.9 thousand of the outstanding convertible notes were converted into 705,158 common shares. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering to convert part of the convertible notes at CDN$0.40 (approximately US$0.35) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of $174.9 thousand, which was expensed in the third quarter of 2009.

On September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976.3 thousand and, consequently, the security against the assets of the Company was released.

In the year ended December 31, 2008, $165.0 thousand of convertible notes was exchanged for 235,714 shares of common stock.

Private Placements of Common Stock and Warrants - Third Quarter of 2009

On July 13, 2009, as part of a private placement, the Company issued 10,476,000 special warrants for gross proceeds of US$3,631.4 thousand. Each special warrant consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,337.9 thousand.

The Company paid agents a cash commission in the amount of $290.5 thousand, which is equal to 8% of the gross proceeds of the offering, issued 419,040 common shares of the Company to the agents equal to 4% of the number of special warrants issued in the offering and issued agents’ options entitling the agents to acquire 838,080 units (consisting of one common share and one common share purchase warrant) at $0.80 per unit, which expire 36 months after the date of issuance. Each common share purchase warrant included in the agents’ options entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance of the unit.

In addition, the Company paid approximately $370.4 thousand in cash consideration for other transaction costs. All the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

On July 22, 2009, as part of a private placement, the Company issued 350,000 units to investors for gross proceeds of $127.5 thousand. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair values. The common shares were recorded at a value of $81.4 thousand.

In addition, the Company paid approximately $9.8 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of $92.9 thousand. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $59.2 thousand.

In addition, the Company paid approximately $7.2 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

In the year ended December 31, 2009, 31,071(2008-191,500) stock options were exercised for 31,071 common shares having a par value of $0 in aggregate, for cash consideration of $21.8 thousand, resulting in an increase in additional paid-in capital of $21.8 thousand.

Additional Paid-in-Capital

Additional paid-in capital totaled $8,809.5 thousand at December 31, 2009, as compared to $5,080.8 thousand at December 31, 2008. The increase is attributable to increases of $2,478.4 thousand, $1,373.3 thousand, and $160.7 thousand for the private placements completed in the third quarter of 2009 in relation to common stock issued, warrants and placement agent compensation respectively as well as a decrease of $984.0 thousand for transaction costs. Additional paid in capital also increased by $249.7 thousand for stock based compensation. Of this amount, $145.3 thousand relates to agents’ stock compensation for the issuance of 419,040 common shares of the Company to the agents equal to 4% of the number of special warrants issued in the offering completed on July 13, 2009, and $104.4 thousand relates to the amortization of stock options granted to employees, directors, and to an investor relations consultant. Additional paid in capital increased further by $428.8 thousand for converted notes and by $21.8 thousand for options exercised.

Key items from the Statement of Cash Flows

			Increase/	Percentage
	2009	2008	(Decrease)	Change
Operating Activities	$(1,588.2)	$(1,737.0)	$(148.8)	9%
Financing Activities	2,131.1	2,478.8	(347.7)	14%
Investing Activities	254.5	(284.3)	538.8	190%
Cash and cash equivalents - end of period	1,524.9	556.0	968.9	174%

Statement of cash flows

Net cash used by operating activities was $1,588.2 thousand in the year ended December 31, 2009, as compared to $1,737.0 thousand for the same period in 2008. In 2009, net cash used by operating activities consisted of an operating loss of $1,940.4 thousand and a decrease in non-cash operating elements of working capital of $368.2 thousand.

Non-cash items included in operating activities totaled approximately $720.4 thousand, as follows:

a)	$523.9 thousand in respect of accretion expense on the convertible notes issued in May 2007.
b)

$174.9 thousand in respect of a debt conversion expense resulting from $253.9 thousand of convertible notes, which were exchanged for 705,158 shares of common stock in the third quarter of 2009. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share.

c)	$44.6 thousand in respect of the amortization of fixed assets.
d)	$37.9 thousand for options granted to investor relation firms as per investor relations agreements.
e)	$37.2 thousand for options granted to Company employees.
f)	$29.3 thousand for options granted to non-employee directors.
g)	($127.4 thousand) in respect of deferred income tax related to the convertible debt.

Our operating activities will continue to consume our available funds until we can generate increased revenues.

Net cash provided by financing activities was $2,131.1 thousand for the year ended December 31, 2009, as compared to $2,478.8 thousand provided in 2008. Of the net cash provided by financing activities in 2009, $3,851.8 thousand came from private placement financings completed in the third quarter, less $677.9 thousand used to pay related transaction costs, and $21.8 thousand was generated from the issue of capital stock in the second quarter. In addition, on September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976.3 thousand and, pursuant to a board of directors’ resolution dated November 5, 2009, on December 4, 2009 repaid the loan payable, shareholder, of $88.2 thousand, thereby freeing the Company’s balance sheet of debt.

Net cash provided by investing activities was $254.5 thousand for the year ended December 31, 2009 compared to a use of funds of $284.3 thousand in 2008. Net cash provided by investing activities in 2009 includes $277.2 thousand of cash that had been restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals.

Cash of $22.7 thousand was used to purchase capital assets in 2009, as compared to $7.1 thousand in 2008.

The balance of cash as of December 31, 2009 amounted to $1,524.9 thousand, as compared to $556.0 thousand at December 31, 2008. The increase in cash is primarily the result of proceeds from the private placements completed in the third quarter of 2009 that was partially offset by repayment of the balance of convertible notes outstanding as of September 22, 2009, and repayment of a loan payable, shareholder.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

The financial statements for the fiscal years ending December 31, 2009 and 2008, required by Item 8 are set forth on pages F-1 through F-30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position	Position since
Horst G. Zerbe	63	Chairman of the Board, President and Chief Executive Officer	April 2006
Paul A. Simmons	48	Chief Financial Officer	September 2008
J. Bernard Boudreau(1) (2)	65	Director	June 2006
Ian Troup(1) (2)	67	Director	May 2008
Bernd Melchers (1)	58	Director	April 2009
Ingrid Zerbe	55	Secretary and Director of Finance and Administration	April 2006

(1) Audit Committee member (2) Compensation Committee member

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board.

Horst G. Zerbe, Ph.D.

Dr. Zerbe has more than 20 years experience in the pharmaceutical industry. He has been the President, Chief Executive Officer, and Chairman of IntelGenx Technologies Corp. since April 2006. In addition, Dr. Zerbe has served as the President, Chief Executive Officer and Director of IntelGenx Corp., our Canadian Subsidiary, since 2005. From 1998 to 2005, he served as the president of Smartrix Technologies Inc. in Montreal; prior thereto, from 1994 to 1998, he was Vice President of R&D at LTS Lohmann Therapy Systems in West Caldwell, NJ. Dr. Zerbe has extensive executive level experience, and has been responsible for many strategic and business initiatives. Dr. Zerbe has been involved in new drug development and the acquisition and disposition of new drug candidates and other technology, licensing and distribution matters that are likely to affect our company’s own business efforts. He has published numerous scientific papers in recognized journals and holds over 30 patents. Dr. Zerbe is married to Ingrid Zerbe, our Corporate Secretary and Director of Finance and Administration.

Paul A. Simmons

Mr. Simmons was appointed as our Chief Financial Officer in September 2008. From 2003-2008, Mr. Simmons was employed by the CLAAS Group, a leading manufacturer of agricultural harvesting machinery. Mr. Simmons was initially based at Group HQ in Germany as Head of Corporate Controlling. In August 2005, he transferred to the Baler Manufacturing subsidiary (Usines CLAAS France) as Director of Finance and Administration, where he was responsible for developing and implementing a business turnaround plan. Following the success of the turnaround, Mr. Simmons was transferred in September 2006 to the French subsidiary Renault Agriculture as Head of Corporate and Industrial Controlling with the mandate to restructure and integrate the newly acquired Tractor Manufacturing Division into the CLAAS Group.

Mr. Simmons’ international finance credentials include an Association of Financial Controllers and Administrators (AFCA) certification, and a designation with the Association of Accounting Technicians (MAAT). He has expertise in both U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).

J. Bernard Boudreau

Mr. Boudreau has been a director of IntelGenx since June 2006. >From 2005 to 2008, Mr. Boudreau served as the Vice-President of Pharmeng International Inc., a pharmaceutical manufacturing and consulting company listed on the Toronto Stock Exchange. Since 2001, he has been President and CEO of Radcliffe Consulting and Investment Limited, a private consulting firm located in Halifax, N.S. Mr. Boudreau has also served on the Board of Directors of a number of public and private companies, including Export Development Canada and the Bank of Canada.

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

Ian (John) Troup

Mr. Troup has been a director of IntelGenx Technologies Corp. since May 2008. From April 2008 to December 2009 Mr. Troup was a Director of Vital Medix, an early stage drug development company. In July 2007 he was appointed to the Board of Medisyn Technologies Inc., a privately held "in silica" drug discovery and development company. From September 1995 until his retirement in December 2003, Mr. Troup was President and Chief Operating Officer of Upsher-Smith Laboratories, a privately held pharmaceutical company. Prior to this he served as President of Schwarz Pharma in the UK for seven years, followed by serving as President of Schwarz Pharma USA in Minnesota for an additional nine years.

Born and educated in Scotland, Mr. Troup has worked in the pharmaceutical industry for over 35 years. Originally an industrial chemist, he held executive positions in sales and marketing for several leading companies. His experience includes new product development and launch, M&A and strategic planning.

Bernd J. Melchers

Mr. Melchers has been a director of IntelGenx Technologies Corp. since April 2009. From January 2001 until his retirement in December 2004 Mr. Melchers was Managing Director of 3 M Dyneon Holding GmbH, Germany and Global Chief Financial Officer of the world wide operating 3M Dyneon Group, a subsidiary of 3M Corporation headquartered in Minnesota. Prior to this he served, from July 1995 to December 2000, as the Controller at the European Business Center of 3M Medical Markets Europe in Belgium. Prior to this he held various senior Financial Manager positions at the Medical-Surgical Division of 3M in St. Paul, Minnesota, at 3M Health Care Products, Germany, and at 3M Pharmaceutical Products, Germany.

Mr. Melchers is a 30-year veteran of the pharmaceutical and health care industry with extensive hands-on international experience in corporate financial management. He also brings a wealth of international team management skills and leadership experience.

Ingrid Zerbe

Mrs. Zerbe is our Corporate Secretary, Director of Finance and Administration and is a full time employee of IntelGenx . Mrs. Zerbe is the founder of IntelGenx Corp., our Canadian subsidiary. She served as the president of IntelGenx Corp, since its incorporation in June 2003 until December, 2005. She has been a Director of the subsidiary since its incorporation in June, 2003 and a Director of the parent company from April 2006 until August 2006. Prior to founding IntelGenx, she worked in the travel industry. She holds a bachelor degree in economics from the business school in Bottrop, Germany, and a bachelor degree in social sciences from the University of Dortmund, Germany. Mrs. Zerbe is married to Dr. Horst Zerbe, who is a President, Director and Chief Executive Officer.

Key Personnel and Consultants

James Wittenberg, R.Ph, MS

Mr. Wittenberg has served as IntelGenx's Vice President Business Development since August, 2007. He has accumulated over 20 years of experience in the pharmaceutical industry in market research and most recently as Director of Business Development at Schwarz Pharma.

Nadine Paiement, MSc

Ms. Paiement serves as our Director of Research & Development. She joined IntelGenx in 2006. Ms. Paiement holds a M.Sc. degree in Polymer Chemistry from Sherbrooke University, and is co-inventor of IntelGenx's Tri-Layer technology. Prior to joining IntelGenx, she worked for five years as a formulation scientist at Smartrix Technologies, Inc.

The Board of Directors

Meetings of the Board of Directors

The Company's Board of Directors held four meetings during our 2009 Fiscal Year. All our Directors attended all four meetings.

Compensation of the Board of Directors

Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors. As described below in "Director Compensation", during our 2009 Fiscal Year, our non-employee directors were granted options to purchase an aggregate of 75,000 shares of our common stock. Between November 2008 and the end of the second quarter of 2009, our directors received cash compensation of CDN $500 for attending board meeting in person and CDN$100 for participating in board meetings via teleconference. Effective as at the third quarter of 2009 the board of directors resolved, that the non-employee directors of the board received an annual stipend of C$12,000, paid in quarterly installments. Furthermore an attendance fee of CDN$1,000 was paid per board meeting. The chairmen of the board committees are entitled to receive an additional C$500 and the members of the committees received an additional C$250 for attending the committee meetings.

Committees of the Board of Directors

The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee. There is no Nomination Committee.

Audit Committee. The Audit Committee is currently composed of J. Bernard Boudreau, Ian Troup and Bernd Melchers, which are independent directors. The Audit Committee held four meetings during our 2009 Fiscal Year. Joel Cohen had served on the Audit Committee until his resignation from the board of directors in June 2009.

Our Audit Committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters. The chairman of the Audit Committee is J. Bernard Boudreau. Our Audit Committee’s responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor’s engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre– approving all non–audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management’s discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters; and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor. We have adopted, along with our Audit Committee, a written charter of the Audit Committee setting out the mandate and responsibilities of the Audit Committee which provides that the Audit Committee convene no less than four times per year.

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

Audit Committee Financial Expert. Joel Cohen served as our Audit Committee financial expert until his resignation in June of 2009. Mr. Cohen was not an “independent director”, as defined in the Nasdaq Stock Market, Inc. Marketplace Rules. Since Mr. Cohen’s resignation, Mr. Bernd Melchers serves as the Financial Expert of the Audit Committee. Mr. Melchers is an ‘independent director’ as defined in the Nasdaq Stock Market, Inc. Marketplace Rules.

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of J. Bernard Boudreau and Ian Troup. The Compensation Committee held its formal annual meeting in November 2009 during the 2009 Fiscal Year. David Coffin-Beach served on the Compensation Committee until his resignation from the board of directors March 17, 2009.

Our Compensation Committee reviews and makes recommendations to our board of directors concerning the compensation of our executive officers and key employees which include the review of our executive compensation and other human resource policies, the review and administration of any bonuses and stock options and major changes to our benefit plans and the review of and recommendations regarding the performance of the Chief Executive Officer and the Chief Financial Officer of the Company. Our Compensation Committee is comprised of non-management members of our board of directors and is required to convene at least annually. Until his resignation in March of 2009 Mr. Coffin-Beach was the chairman of our compensation committee. Following his resignation, Mr. Ian Troup filled the position as chairman of the committee.

Compensation Committee Interlocks and Insider Participation. As stated above, the Compensation Committee consists of J. Bernard Boudreau and Ian Troup. There are no interlocking relationships, as described by the Securities and Exchange Commission, between the Compensation Committee members.

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

          Salary. The Compensation Committee and the Board of Directors will review base salaries for the Company's executive officers, taking into account individual experience, job responsibility and individual performance during the prior year. These factors are not assigned a specific weight in establishing individual base salaries. The Compensation Committee will also consider the Company's executive officers' salaries relative to salary information for executives in similar industries and similarly sized companies.

          Cash Bonuses. The purpose of the cash bonus component of the compensation program is to provide a direct financial incentive in the form of cash bonuses to executives.

          Stock Options. Stock options are the primary vehicle for rewarding long-term achievement of Company goals. The objectives of the program are to align employee and shareholder long-term interests by creating a strong and direct link between compensation and increases in share value. Under the Company's Stock Option Plan, the Board of Directors or the Compensation Committee may authorize the grant of options to purchase common stock of the Company to key employees of the Company. The options generally vest in increments over a period of years established at the time of grant except for the options granted to the non-employees directors which vest immediately.

Involvement in Certain Legal Proceedings.

None of our officers or directors have, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto, other than Mr. Boudreau who was formerly the Vice President of Pharmeng International Inc. from 2005 to 2008, which since filed for bankruptcy on April 14, 2009. He was also a Director of Pharmeng until April 13, 2009.

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2009, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.intelgenx.com.

Audit Committee Report

The Audit Committee reviewed and discussed the information contained in the 2009 first, second, third and fourth quarter earnings announcements with management of the Company and independent registered public accounting firm prior to public release. They also reviewed and discussed the information contained in the 2009 first, second and third quarters’ Forms 10-Q and full year Form 10-K with management of the Company and independent registered public accounting firm prior to filing with the Securities and Exchange Commission. In addition, the Audit Committee met regularly with management and independent registered public accounting firm on various financial and operational matters, including to review plans and scope of audits and audit reports and to discuss necessary action.

In connection with the Company’s fiscal 2009 consolidated financial statements, the Audit Committee has:

  reviewed and discussed with management the Company’s audited consolidated financial statements as of and for fiscal year 2009;

  discussed with the Company’s independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication with those Charged with Governance, and SEC rule 2-07; and

  received and reviewed the written disclosures and the letter from the Company’s independent accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for fiscal year 2009.

Respectfully submitted,

J. Bernard Boudreau (Chair)
Bernd Melchers
Ian Troup

Members of the Audit Committee

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, or earned by, our Principal Executive Officer, and our two other most highly compensated executive officers for the years indicated.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Horst Zerbe, President and CEO	2009 2008	163,201 178,427	35,168(3)	10,496(3) Nil	Nil	208,865 178,427
Paul A. Simmons CFO(1)	2009 2008	135,227 45,738	$19,782 Nil	10,496(4) Nil	16,917(2)	165,505 62,655

Footnotes:

(1) Mr. Paul A. Simmons jointed the Company in September 2008.

(2) Mr. Paul A. Simmons received a cash compensation for services provided prior to his employment agreement.

(3) Mr. Zerbe received two cash bonuses in the aggregate amount of $35,060 and options to purchase 25,000 shares of common shares.

(4) Mr. Simmons received two cash bonuses in the aggregate amount of $19,782 and options to purchase 25,000 shares of common shares.

Compensation Discussion and Analysis

Employment Agreements

Horst Zerbe. Effective December 1, 2005, we entered into an employment agreement with Dr. Horst Zerbe, our President and Chief Executive Officer. The agreement is for an indefinite period of time. Under the agreement, Dr. Zerbe is entitled to receive: (1) a minimum base salary of CAD$175,000 per year; and (2) an annual bonus equal to 50% of base salary upon the performance of certain milestones set out by the board of directors.

As per recommendation of the Compensation Committee the board of directors approved the increase of Mr. Zerbe’s minimum base salary by 5% to CAD$ 183,750 effective as of September 2008 (US$171,364 at year-end 2008). Effective November 15, 2009 the board of directors approved the increase of Mr. Zerbe’s minimum base salary to CAD$ 200,000 (US$ 190,300 at year-end 2009). Mr. Zerbe also received two bonus payment in the aggregate amount of CAD$ 40,000 and the grant of options to purchase 25,000 shares of common stock under the company’s 2006 Stock Options Plan, following the recommendation of the Compensation Committee.

Paul A. Simmons. Effective September 1, 2008, we entered into an employment agreement with Mr. Paul A. Simmons, to serve as our Chief Financial Officer. Under the agreement, Mr. Simmons is entitled to receive: (1) a minimum base salary of CAD$150,000 (US$110,965 at year-end 2008) per year, and (2) option grants under the 2006 Stock Option Plan, and (3) an annual bonus up to 30% of his base salary upon the achievement of specific performance targets established by the the board of directors.

As per recommendation of the Compensation Committee the board of directors approved the increase of Mr. Simmons’ minimum base salary by 6% to CAD$ 159,000 (US$ 151,290 at year-end 2009) effective as of August 2009. Mr Simmons also received two bonus payment in the aggregate amount of CAD$ 22,500 and the grant of 25,000 options to purchase common stock under the company’s 2006 Stock Options Plan, following the recommendation of the Compensation Committee.

Incentive Plan Awards

The following table presents information regarding the outstanding equity awards held by each of the named officers as of December 31, 2009, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Horst G. Zerbe	Nil 225,000	25,000	Nil Nil	0.61 0.41	Nov. 24, 2014 Nov. 9, 2011
Paul A. Simmons	Nil 50,000	25,000 50,000 [1]	Nil Nil	0.61 0.85	Nov. 24, 2014 Sep.8, 2013

1 On September 8, 2008, 100,000 options were granted to Mr. Paul Simmons in connection with his employment agreement. The options vest over two years, 50,000 of which are exercisable as of year-end 2009.

2On November 24, 2009, the board of directors approved the grant of 25,000 options to purchase common stock to each Mr. Horst Zerbe and Mr. Paul Simmons. The options vest over two years, none of which are exercisable as of year-end 2009.

Director Compensation

The following table sets forth compensation paid to each named director during the year end December 31, 2009.

In addition, directors are reimbursed for reasonable expenses incurred in their capacity as directors, including travel and other out-of-pocket expenses incurred in connection with meetings of the board of directors or any committee of the board of directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
J. Bernard Boudreau[2]	10,942	Nil	9,752[1]	Nil	Nil	Nil	20,694
David Coffin-Beach[23]	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joel Cohen[24]	952	Nil	Nil	Nil	Nil	Nil	952
John (Ian) Troup[2]	9,385	Nil	9,752[1]	Nil	Nil	Nil	19,137
Bernd J. Melchers[2]	8,564	Nil	9,752[1]	Nil	Nil	Nil	18,316

1Represents 25,000 options to purchase common stock issued on November 24, 2009
2 Effective as at the third quarter of 2009 the board of directors resolved, that the non-employee directors of the board received an annual stipend of C$12,000, paid in quarterly installments. Furthermore an attendance fee of CDN$1,000 was paid per board meeting. The chairmen of the board committees are entitled to receive an additional C$500 and the members of the committees received an additional C$250 for attending the committee meetings. Since November 2008 non-employee directors were entitled to a cash compensation fee of 500 Canadian Dollar per board meeting attendance and 100 Canadian Dollar per board meeting attendance by conference call. The cash amounts represent the equivalent U.S. Dollar value measured at the appropriate year end exchange rate used in the financial statements or the actual U.S. Dollar amounts paid at the time of payment.
3 Mr. Coffin-Beach resigned from the board of directors on March 17, 2009. 4 Mr. Cohen resigned from the board of directors on June 30, 2009.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis appearing in this document with management and based upon this review and discussion recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement for filing with the SEC.

Respectively submitted,

Ian Troup (Chair)
J. Bernard Boudreau

Members of the Compensation Committee

Directors’ and Officers’ Liability Insurance

During 2009 we carried directors’ and officers’ liability insurance at an approximate annual cost of $18,188. As of November 15, 2009 the insured amount has been increased to 2 Million Dollars resulting in an increased insurance premium of annually $31,731.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth certain information concerning the beneficial ownership of our shares of common stock by our directors and executive officers, and by each beneficial owner of five percent (5%) or more of our outstanding common stock. Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership is based upon 33,081,271 shares of common stock outstanding as of March 28, 2010. Unless otherwise indicated, the address of each of the named persons is care of IntelGenx Technologies Corp., 6425 Abrams, Ville St-Laurent, Quebec, H4S 1X9.

Name and Address	Amount and Nature of		Percent of
Of Owner	Beneficial Ownership		Class
Horst G. Zerbe(1)	4,940,893.5	(1)	14.9%
Ingrid Zerbe(2)	5,956,356.5	(2)	18%
Bernard J. Boudreau (3)	158,088	(3)	*
Ian Troup(4)	100,000	(4)	*
Paul A. Simmons(5)	81,250	(5)	*
Bernd J. Melchers(6)	25,000	(6)	*
All directors and officers as a group (6persons) (11)	11,261,588		34%

* Less than 1%.

(1) In connection with the acquisition of IntelGenx in 2006, Horst Zerbe became our President, Chief Executive Officer and Director and acquired 4,709,643.5 exchangeable shares of our Canadian holding corporation 6544631Canada Inc., a Canadian special purpose corporation which wholly owns IntelGenx Corp. (the "Exchangeable Shares"). The 4,709,643.5 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Horst Zerbe's discretion. Prior to exchanging the Exchangeable Shares for shares of common stock, Horst Zerbe has the right to vote 4,709,643.5 shares of common stock which are currently held in trust on behalf of Horst Zerbe. The 4,709,643.5 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Horst Zerbe's beneficial ownership includes 225,000 shares of common stock underlying options granted November 9, 2006, which are currently exercisable. The options have an exercise price of $0.41. It also includes 25,000 options to purchase common stock at an exercise price of $0.61, granted November 24, 2009. The options vest over two years, 25% every six months, 6,250 of which are exercisable within 60 days of this filing.

Horst Zerbe and Ingrid Zerbe are husband and wife.

(2) In connection with the acquisition of IntelGenx in 2006, Ingrid Zerbe became our Secretary and our director of Finance and Administration and acquired 4,709,643.5 Exchangeable Shares. In June of 2009 Ingrid Zerbe acquired 1,021,713 Exchangeable Shares from Joel Cohen in a private transaction. The 5,731,356.5 Exchangeable Shares are exchangeable, on a one for one basis, into shares of common stock of IntelGenx Technologies Corp. at Ingrid Zerbe’s discretion. Prior to exchanging the Exchangeable Shares, Ingrid Zerbe has the right to vote 5,731,356.5 shares of common stock which are currently held in trust on behalf of Ingrid Zerbe. The 5,731,356.5 shares of common stock have not been registered for resale at this time. In addition to the Exchangeable Shares, Ingrid Zerbe's beneficial ownership includes 225,000 shares of common stock underlying options granted November 9, 2006, which are currently exercisable. The options have an exercise price of $0.41. Horst Zerbe and Ingrid Zerbe are husband and wife.

(3) Mr. Boudreau's beneficial ownership consists of 75,000 exercisable options to purchase common stock at an exercise price of $0.70 (adjusted from $0.41 in May 2008), granted in October 2006, 32,500 exercisable options to purchase common stock at an exercise price of $1.15, granted on August 9, 2007 and 25,588 options to purchase common stock at an exercise price of $0.85. On August 19, 2008 Mr. Boudreau exercised 35,000 options at an exercise price of $0.70 in exchange for the same number of shares of common stock. On November 24, 2009, 25,000 exercisable options to purchase common shares at an exercise price of $0.61 were granted to Mr. Boudreau.

(4) Mr. Troup’s beneficial ownership consists of 75,000 exercisable options to purchase common stock at an exercise price of $0.85, granted in September of 2008. On November 24, 2009, 25,000 exercisable options to purchase common shares at an exercise price of $0.61 were granted to Mr. Troup.

(5) Mr. Simmons' beneficial ownership consists of 100,000 options to purchase common stock at an exercise price of $0.85, granted in September of 2008. The Options vest over two years, 25% every six months, 75,000 of which are exercisable within 60 days of this 10K filing. It also includes 25,000 options to purchase common stock at an exercise price of $0.61, granted November 24, 2009. The options vest over two years, 25% every six months, 6,250 of which are exercisable within 60 days of this filing.

(6) Mr. Melcher's beneficial ownership consists of 25,000 exercisable options to purchase common stock at an exercise price of $0.61, granted in November of 2009.

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

During the year ended December 31, 2009, $4,900 of interest was paid to Ingrid Zerbe, our secretary and director of finance and administration for interest on a long-term shareholder loan. The loan in the amount of $88,200 originated in 2004 and was re-paid to Mrs. Zerbe in December of 2009. Ingrid Zerbe was also paid $17,800 under an equipment lease for the year ended 2009. The lease expires on August 31, 2010.

Director Independence

Three of our currently four directors are deemed “independent directors”, as defined by the Nasdaq Stock Market, Inc. Marketplace Rules. We cannot guarantee that our Board of Directors will always have a majority of independent directors. In the absence of a majority of independent directors, our executive officer, who is also a principal stockholder and director, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Family Relationships

Horst Zerbe and Ingrid Zerbe are husband and wife.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm during fiscal years 2009 and 2008. The Company’s financial statements for those years were audited by RSM Richter LLP.

Audit and Non-Audit Fees

	2009	2008

Audit Fees (1)	$68,749	$$115,072
Audit-Related Fees (2)
Tax Fees (3)	$7,755
All Other Fees
Total	$76,504	$115,072

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
(3) Tax fees are aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules

2.1	Share exchange agreement dated April 10, 2006, incorporated by reference to the Form 8-K/A filed on April 28, 2006

3.1	Articles of incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)

3.2	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999)

3.3	Amendment to the Articles of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333- 135591) filed on August 28, 2006)

4.1	Warrants dated March 16, 2006 issued to Patrick J. Caruso (incorporated by reference to the Form SB-2 (File No. 333-135591), filed on July 3, 2006)

5.1	Legal Opinion (To be filed by amendment)

9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on April 28, 2006)

10.1	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.2	Joel Cohen consulting agreement (incorporated by reference to the Form SB-2 (File No. No. 333-135591) filed on July 3, 2006)

10.3	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4	Registration rights agreement, incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.5	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.6	Investor relations consulting agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).

10.7	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)

10.8	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.9	Form of 8% Secured Convertible Debenture (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.10	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.11	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.12	Form of Security Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.13	Subsidiary Guarantee (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.14	Deed of Hypothec (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.15	Agency Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)

10.16	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)

10.17	Form of Amending Letter to Subscription Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)

10.18	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)

10.19	Form of Warrant (incorporated by reference to the Form 8-K filed on March 28, 2008)

10.20	Form of Lock up Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)

10.21	Broker’s Warrant (incorporated by reference to the Form S-1 filed on March 24, 2009)

10.22	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on August 4, 2008)

10.23	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)

10.24	Amended and Restated 2006 Stock Option Plan, May 29, 2008

14	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009)

16.1	Letter on change in certifying accountant (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

23.1*	Consent of RSM Richter LLP

31.1*	Certification of Horst G. Zerbe President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

* Filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on March 29, 2010, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/Horst G. Zerbe
Horst G. Zerbe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Paul Simmons
Paul A. Simmons
Chief Financial Officer
(Principal Accounting Officer)

          In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

By: /s/Horst G. Zerbe	President, Chief Executive Officer, Director	March 29, 2010
Horst G. Zerbe

By: /s/Paul Simmons	Chief Financial Officer	March 29, 2010
Paul Simmons

By:/s/ Bernard Boudreau	Director	March 29, 2010
J. Bernard Boudreau

By: /s/Ian Troup	Director	March 29, 2010
John (Ian) Troup

By:/s/Bernd Melchers	Director	March 29, 2010
Bernd J. Melchers

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

RSM Richter Chamberland S.E.N.C.R.L.
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrch.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations, comprehensive loss, and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as at December 31, 2009 included in the accompanying 10 – K filing and, accordingly, we do not express an opinion thereon.

Chartered Accountants

Montreal, Quebec
March 29, 2010

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2009 and 2008
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2009	2008

Assets

Current

Cash and cash equivalents	$1,524.9	$556.0
Restricted cash (note 5)	-	277.2
Accounts receivable	618.3	317.1
Prepaid expenses	48.1	44.9
Investment tax credits receivable	511.8	269.2
	2,703.1	1,464.4

Property and Equipment (note 6)	158.4	157.1

	$2,861.5	$1,621.5

Liabilities

Current

Accounts payable and accrued liabilities	704.5	525.7
Convertible notes (note 9)	-	714.5
Deferred income tax liability	-	127.4

	704.5	1,367.6

Loan Payable, Shareholder (note 8)	-	82.3

Commitments and Contingency (note 10)

Shareholders' Equity

Capital Stock (note 11)	0.3	0.2

Additional Paid-in-Capital	8,809.5	5,080.8

Accumulated Other Comprehensive Income (Loss)	12.6	(184.4)

Accumulated Deficit	(6,665.4)	(4,725.0)

	2,157.0	171.6

	$2,861.5	$1,621.5

See accompanying notes

Approved on Behalf of the Board:

/s//Bernard J. Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2008
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2007	16,157,146	$0.2	$2,071.8	$58.5	$(1,918.6)	$211.9

Foreign currency translation adjustment	-	-	-	(242.9)	-	(242.9)

Issue of common stock, net of transaction costs of $415.3 (note 11)	4,001,000	-	1,712.6	-	-	1,712.6

Warrants issued, net of transaction costs of $131.3 (note 12)	-	-	541.5	-	-	541.5

Cashless warrants exercised (note 12)	5,186	-	-	-	-	-

Agent’s options (note 12)	-	-	95.0	-	-	95.0

Stock-based compensation (note 12)	-	-	161.0	-	-	161.0

Options exercised (note 12)	191,500	-	88.7	-	-	88.7

Warrants exercised (note 12)	100,000	-	41.0	-	-	41.0

Modification of warrant terms (note 12)	-	-	92.6	-	-	92.6

Debenture conversions (note 9)	235,714	-	165.0	-	-	165.0

Stock compensation to debenture holders (note 12)	159,456	-	111.6	-	-	111.6

Net loss for the year	-	-	-	-	(2,806.4)	(2,806.4)

Balance – December 31, 2008	20,850,002	$0.2	$5,080.8	$(184.4)	$(4,725.0)	$171.6

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - December 31, 2008	20,850,002	$0.2	$5,080.8	$(184.4)	$(4,725.0)	$171.6

Foreign currency translation adjustment	-	-	-	197.0	-	197.0

Issue of common stock, net of transaction costs of $633.4 (note 11)	11,076,000	0.1	1,845.0	-	-	1,845.1

Warrants issued, net of transaction costs of $350.6 (note 12)	-	-	1,022.7	-	-	1,022.7

Stock-based compensation (note 12)	-	-	104.4	-	-	104.4

Agents’ options (note 12)	-	-	160.7	-	-	160.7

Options exercised (note 12)	31,071	-	21.8	-	-	21.8

Convertible notes conversions (note 9)	705,158	-	428.8	-	-	428.8

Agents’ stock compensation (note 11)	419,040	-	145.3			145.3

Net loss for the period	-	-	-	-	(1,940.4)	(1,940.4)

Balance – December 31, 2009	33,081,271	$0.3	$8,809.5	$12.6	$(6,665.4)	$2,157.02

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2009 and 2008
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2009	2008

Revenue	$1,274.9	$945.7

Interest	3.8	30.9

	1,278.7	976.6

Expenses

Research and development	1,421.7	2,085.4
Research and development tax credits	(184.6)	(305.7)
Management salaries	583.8	551.8
General and administrative	360.1	212.9
Professional fees	437.4	695.2
Depreciation	44.6	51.8
Foreign exchange	(97.9)	(122.9)
Interest and financing fees	784.4	766.1
	3,349.4	3,934.6

Loss Before Income Taxes	(2,070.7)	(2,958.0)

Income taxes (note 13)	(130.3)	(151.6)

Net Loss	(1,940.4)	(2,806.4)

Other Comprehensive Income

Foreign currency translation adjustment	(197.0)	(242.9)

Comprehensive Loss	$(1,743.4)	$(2,563.5)

Basic Weighted Average Number of Shares Outstanding	24,527,541	19,657,224

Basic and Diluted Loss Per Common Share (note 16)	$(0.07)	$(0.14)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2009 and 2008
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2009	2008

Funds Provided (Used) -

Operating Activities

Net loss	$(1,940.4)	$(2,806.4)
Depreciation	44.6	51.8
Investor relations services	37.9	50.4
Stock-based compensation	66.5	110.7
Modification of warrant terms	-	92.6
Interest accretion	523.9	465.9
Debt conversion expense	174.9	-
Deferred income tax	(127.4)	(151.6)
Amendment of convertible notes	-	111.6
	(1,220.0)	(2,075.0)
Changes in non-cash operating elements of working capital (note 14)	(368.2)	338.0
	(1,588.2)	(1,737.0)

Financing Activities

Issue of capital stock	3,873.5	2,930.4
Transaction costs	(677.9)	(451.6)
Repayment of shareholder loan	(88.2)	-
Repayment of convertible notes	(976.3)	-
	2,131.1	2,478.8

Investing Activities

Additions to property and equipment	(22.7)	(7.1)
Restricted cash (note 6)	277.2	(277.2)
	254.5	(284.3)

Increase in Cash and Cash Equivalents	797.4	457.5

Effect of Foreign Exchange on Cash and Cash Equivalents	171.5	(232.5)

Cash and Cash Equivalents
Beginning of Year	556.0	331.0

End of Year	$1,524.9	$556.0

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

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

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Nature of Business

The Company specializes in the development of pharmaceutical products in co-operation with various pharmaceutical companies. The Company has developed three proprietary technologies and is currently utilizing these to develop 12 products, 7 of which are partnered and 5 of which are in the clinical development stage.

The Company’s first product, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008.

A New Drug Application (“NDA”) for the Company’s second product, its antidepressant CPI-300, has been submitted to the U.S. Food and Drug Administration. CPI-300 is a novel, high strength of Bupropion HCl, the active ingredient in Wellbutrin XL®.

3.	Adoption of New Accounting Standards

Fair Value Measurements

SFAS No.157 as codified in FASB ASC 820 “Fair Value Measurement and Disclosures” is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted ASC 820 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company adopted ASC 820 for non-financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Adoption of New Accounting Standards (Cont’d)

Subsequent Events

FASB ASC 855, "Subsequent Events", which established principles and requirements for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted ASC 855 for the first time for its interim consolidated financial statements for the nine months ended September 30, 2009. Since ASC 855 at most requires additional disclosures, the adoption of FASB ASC 855 did not have a material impact on its consolidated financial statements.

FASB Codification

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“US GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. The Codification replaces all previous U.S. GAAP accounting standards. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company has applied the Codification for the first time for its interim financial statements for the nine months ending September 30, 2009. The adoption of the Codification did not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

4.	Summary of Significant Accounting Policies

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

The Company has license agreements that specify that certain royalties are earned by the Company on sales of licensed products in the licensed territories. Licensees usually report sales and royalty information in the 45 days after the end of the quarter in which the activity takes place and typically do not provide the Company with forward estimates or current-quarter information. Because the Company is not able to reasonably estimate the amount of royalties earned during the period in which these licensees actually ship products, royalty revenue is not recognized until the royalties are reported to the Company and the collection of these royalties is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the allowance for doubtful accounts, useful lives and impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the warrants issued with the convertible notes, the investments tax credits receivable and the resulting impact on the allocation of the proceeds between the convertible notes, the beneficial conversion feature and the warrants.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Sales Tax

A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations and comprehensive loss.

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair value.

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash on hand and a term deposit with an original maturity date of less than three months that are stated at cost, which approximates fair value.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers that the allowance for doubtful accounts of approximately $109.8 thousand is necessary in order to adequately cover exposure to loss in its December 31, 2009 accounts receivable (2008 - $Nil).

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Unrecognized Tax Benefits

The Company accounts for unrecognized tax benefits in accordance with FASB ASC 740 “Income Taxes”. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company elected to classify interest and penalties related to the unrecognized tax benefits in the income tax provision.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

Share-Based Payments

The Company accounts for share-based payments to employees in accordance with the provisions of FASB ASC 718 "Compensation—Stock Compensation" and accordingly recognizes in its financial statements share-based payments at their fair value. In addition, the Company will recognize in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense will be recognized on a straight-line basis over the vesting period and the offsetting credit will be recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital will be recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock-based awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the options.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period. At no time has the Company issued common stock for a period that exceeds one year.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. Any antidilutive instruments are excluded from the calculation of diluted loss per share.

Fair Value Measurements

ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in US GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2009.

Fair Value of Financial Instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable and the convertible notes approximate fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder is presumed to have a fair value measured by the cash proceeds exchanged at issuance.

The convertible notes use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible notes is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower. As at December 31, 2009, the fair value of the convertible notes, excluding unamortized discounts was $Nil (2008- $1,099.3).

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140", as codified in FASB ASC 860 “Transfer and servicing”, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special- purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of ASC 860 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)", as codified in FASB ASC 810 “Consolidation”, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of ASC 810 is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in ASC 605-25 “Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009- 13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-13.

In October 2009, the FASB issued Update No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 is not expected to have a material effect on the Company’s financial position or results of operations.

In October, 2009, the FASB issued Update No. 2009-15 (“ASU 2009-15”), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This update amends FASB ASC 470, “Debt” and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with FASB ASC 820, “Fair value measurement and disclosure” and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In December 2009, the FASB issued Update No. 2009-16 (“ASU 2009-16”), “Accounting for Transfers of Financial Assets,” which is an amendment of FASB ASC 860, “Transfers and Servicing.” This update will require more information about the transfer of financial assets. More specifically, ASU 2009-16 eliminates the concept of a “special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements. This update will be effective for fiscal years beginning on or after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-16 is not expected to have a material effect on the Company’s financial position or results of operations.

5.	Collaborative Agreements

On April 7, 2008, the Company ratified with Cary Pharmaceuticals, a pharmaceutical development company, an Agreement to jointly develop and commercialize an oral antidepressant using IntelGenx’s proprietary oral delivery technology. Under the terms of the agreement, IntelGenx will provide funding and development support for the product and will be entitled to profit sharing. The Company accounts for this transaction as a collaborative agreement as defined as FASB ASC 808 “Collaborative Arrangements”. Per the Agreement, $2.0 million of the Company’s cash and cash equivalents was initially restricted for the funding of this venture. This cash was taken from the proceeds of the private placement of March 27, 2008 and, in accordance with the project plan, had been fully expensed as of December 31, 2009. Development expenses exceeding $2.0 million are being shared equally by the Company and Cary Pharmaceuticals in accordance to the Agreement.

As of December 31, 2009, the Company has expensed approximately $XX on the project. Included within these disbursements is approximately $222.2 thousand paid to Cary Pharmaceuticals in 2008 in respect of management fees and approximately $7.1 thousand paid to Cary Pharmaceuticals during 2009 in respect of liability insurance. All expenses incurred with respect to the collaborative agreement were expensed in the statement of operations and were classified as research and development expenses and professional fees. In the year ended December 31, 2009 the Company received approximately $81.1 thousand from Cary Pharmaceuticals in respect of their share of disbursements exceeding the Company’s initial investment of $2.0 million.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

6.	Property and Equipment

			2009	2008
In US$ thousands		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Laboratory and office equipment	$294.4	$158.4	$136.0	$128.1
Computer equipment	33.7	19.7	14.0	11.5
Leasehold improvements	59.4	51.0	8.4	17.5

	$387.5	$229.1	$158.4	$157.1

7.	Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities is approximately $12.1 thousand (2008 - $13.4 thousand) payable to shareholders, who are also officers of the Company.

8.	Loan Payable, Shareholder

Pursuant to a board of directors’ resolution dated November 5, 2009, the loan payable, shareholder, was repaid on December 4, 2009. The loan payable, shareholder, who is also an officer of the Company, was unsecured and bore interest at 6% per annum. Interest incurred during the year amounted to approximately $4.9 thousand (2008 - $5.6 thousand) which is measured at the exchange amount.

9.	Convertible Notes

On May 22, 2007 the Company entered into convertible note agreements with certain institutional and accredited investors for amounts totaling $1.5 million. The convertible notes bore interest at the rate of 8% per annum and were repayable on September 22, 2009. Interest was payable quarterly and payments commenced on July 1, 2007. The notes were convertible into common stock of the Company, at the option of the holders, at a rate of $0.70 per share. The Company also issued to the holders 2,142,857 stock purchase warrants exercisable at $1.02 per share before May 22, 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

9.	Convertible Notes (Cont’d)

The Company recognized the value of the embedded beneficial conversion feature of $490.1 thousand as additional paid in capital and an equivalent discount which was expensed over the term of the convertible notes. In addition, in accordance with ASC 470 “Debt with Conversion and Other Options”, the Company allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $490.1 thousand as additional paid in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value was amortized over the life of the convertible notes. The Black Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	64%
Contractual life	5 years
Risk-free interest rate	4.39%
Dividend yield	Nil

Substantially all of the assets of the Company were pledged as security of the convertible notes. In the year ended December 31, 2009, $68.0 thousand of interest was paid (2008 - $103.8 thousand), and $523.9 thousand of interest was accreted (2008 - $465.9 thousand).

In the year ended December 31, 2009, $253.9 thousand (2008 - $165.0 thousand) of the outstanding convertible notes were converted into 705,158 common shares (2008 - $235.7 thousand). Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering (note 12) to convert part of the convertible notes at CDN$0.40 (approximately US$0.35) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of $174.9 thousand, which was expensed in the third quarter of 2009. This transaction resulted in an aggregate increase of $428.8 thousand to additional paid-in capital.

On September 22, 2009 the Company repaid the balance of the convertible notes outstanding of $976.3 thousand and, consequently, the security against the assets of the Company was released.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

10.	Commitments and Contingency

a) Commitments

The Company entered into an agreement to lease premises up to August 2009 and subsequently extended the term of the lease until August 2010. The future minimum lease payments until expiry of the extended lease period are approximately $17.3 thousand.

On October 1, 2009, the Company signed two new agreements with Little Gem Life Science Partners and SectorSpeak Inc. for investor relation services in the U.S.A and in Canada, respectively. As part of the terms of these agreements, the Company is required to pay for a period of one year $4.5 thousand a month to Little Gem Life Science Partners and CDN$5.0 thousand (US$4.8 thousand) a month to Sector Speak Inc.

b) Contingency

On August 18, 2009, the Company learned that Cary Pharmaceuticals was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act," with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit against Cary Pharmaceuticals by Biovail instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012. The Biovail lawsuit seeks to prevent the manufacture or sale of the product during the life of the Biovail patent. Although the Company is not a party to the action, any decision could have an effect on the Company’s potential revenues relating to the product. Cary Pharmaceuticals and the Company believe that the product does not infringe Biovail's patent and will assert their rights. Under the terms of the collaborative agreement the Company may have to bear part, or in the case of an unfavorable decision by the courts, all costs related to defending the lawsuit. At this point in time, it is not feasible to estimate such costs.

11.	Capital Stock

	2009	2008
Authorized -

100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

33,081,271 (December 31, 2008 - 20,850,002) common shares	$331	$209

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

11.	Capital Stock (Cont’d)

On March 27, 2008, as part of a private placement, the Company issued 4,001,000 units for gross proceeds of $2,800,700. Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $1.02 per common share and expires 24 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,127,960 excluding transaction costs. (See note 12 for the portion allocated to the warrants.)

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

On July 13, 2009, as part of a private placement, the Company issued 10,476,000 special warrants for gross proceeds of $3,631.4 thousand. Each special warrant consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,337.9 thousand. (See note 12 for the portion allocated to the warrants.)

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

11.	Capital Stock (Cont’d)

The Company paid agents a cash commission in the amount of $290.5 thousand, which is equal to 8% of the gross proceeds of the offering, issued the agents 419,040 common shares of the Company which is equal to 4% of the number of special warrants issued in the offering and issued agents’ options entitling the agents to acquire 838,080 units (consisting of one common share and one common share purchase warrant) at an exercise price of $0.80 per unit, which expire 36 months after the date of issuance. Each warrant included in the agents’ options entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance of the unit.

In addition, the Company paid approximately $370.4 thousand in cash consideration for other transaction costs. All of the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

On July 22, 2009, as part of a private placement, the Company issued 350,000 units to investors for gross proceeds of $127.5 thousand. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair values. The common shares were recorded at a value of $81.4 thousand. (See note 12 for the portion allocated to the warrants.)

In addition, the Company paid approximately $9.8 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of $92.9 thousand. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $59.2 thousand. (See note 12 for the portion allocated to the warrants.)

In addition, the Company paid approximately $7.2 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

In the year ended December 31, 2009, 31,071(2008-191,500) stock options were exercised for 31,071 common shares having a par value of $Nil in aggregate, for cash consideration of $21.8 thousand, resulting in an increase in additional paid-in capital of $21.8 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital

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

At the Annual General Meeting on September 8, 2008 the shareholders of the Company approved to amend the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 1,600,749 to 2,074,000, or 10% of the Company’s issued and outstanding common shares as of July 28, 2008.

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

On March 27, 2008, the Company issued 320,080 agents” options exercisable into one common share and one stock purchase warrant per agents’ option. The exercise price of the option and the stock purchase warrant are $0.70 and $1.02 respectively and they expire on March 27, 2010. As at December 31, 2008, no agent’s options had been exercised. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 12. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $95.0 thousand, using the assumptions below:

Expected volatility	77%
Expected life	2 years
Risk-free interest rate	1.75%
Dividend yield	Nil

On May 22, 2008, the Company granted 51,176 stock options to two non-employee directors to purchase common shares. The stock options are exercisable at $0.85 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $21.3 thousand, using the following assumptions:

Expected volatility	76%
Expected life	2.5 years
Risk-free interest rate	2.70%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On May 29, 2008, 400,000 stock options were granted to Auctus Capital as compensation for investor relation services. The option grant was subject to shareholder approval to increase the number of shares to be issued under the stock option plan, which was subsequently given at the Annual General Meeting, held on September 8, 2008. The exercise price of the options was $1. The options vested based upon a combination of the achievement of certain performance conditions and the passage of time. As of December 31, 2008, performance conditions had been met for the first 200,000 options tranche. The first tranche of the 200,000 stock options were accounted for at its fair value, as determined by the Black-Scholes valuation model, of $86.2 thousand, using the following assumptions:

Expected volatility	75%
Expected life	2.69 years
Risk-free interest rate	2.81%
Dividend yield	Nil

As a result of the May 29, 2008 grant, the Company recorded a compensation expense of $36.0 thousand in the year ended December 31, 2009 and an expense of $50.4 thousand in the year ended December 31, 2008 for the first tranche of 200,000 options. As at December 31, 2008, it was not probable that the performance conditions for the second tranche of 200,000 stock options would be achieved and as such no compensation expense was recognized.

The contract with Auctus Capital was terminated with effect on May 29, 2009. No options related to the contract with Auctus Capital had been exercised and all non-exercised options were forfeit upon contract termination.

On September 8, 2008, the Company granted 75,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.85 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $30.4 thousand, using the following assumptions:

Expected volatility	78%
Expected life	2.5 years
Risk-free interest rate	2.40%
Dividend yield	Nil

On September 8, 2008, the Company granted 100,000 stock options to an officer to purchase common shares. The stock options are exercisable at $0.85 per share, have a term of 5 years and vest in equal increments over two years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $39.7 thousand, using the following assumptions:

Expected volatility	76%
Expected life	3.1 years
Risk-free interest rate	2.49%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On March 11, 2009 the Company granted 25,000 stock options to an employee to purchase common shares. The stock options are exercisable at $0.31 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $4.4 thousand, using the following assumptions:

Expected volatility	100%
Expected life	3.1 years
Risk-free interest rate	2.49%
Dividend yield	Nil

On July 13, 2009 the Company issued 838,080 agents’ options exercisable into one common share at an exercise price of $0.80 per share option, which expire on July 13, 2012. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 6. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $160.7 thousand, using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.41%
Dividend yield	Nil

On October 3, 2009 the Company granted 50,000 stock options to Little Gem Life Science Partners as compensation for investor relation services. The stock options are exercisable into common shares at an exercise price of $0.55 per share option, which expire on October 3, 2012. The stock options vest 50% on the first, and 50% on the second, anniversary of the agreement. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $16.7 thousand, using the assumptions below:

Expected volatility	132%
Expected life	1.75 years
Risk-free interest rate	0.71%
Dividend yield	Nil

On November 24, 2009, the Company granted 25,000 stock options to each of a director and to an officer to purchase common shares. The stock options are exercisable at $0.61 per share, have a term of 5 years and vest in equal increments over two years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $21.0 thousand, using the following assumptions:

Expected volatility	113%
Expected life	3.1 years
Risk-free interest rate	1.22%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On November 24, 2009, the Company granted 75,000 stock options to three non-employee directors to purchase common shares. The stock options are exercisable at $0.61 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $29.3 thousand, using the following assumptions:

Expected volatility	123%
Expected life	2.5 years
Risk-free interest rate	0.98%
Dividend yield	Nil

Information with respect to stock option activity for 2008 and 2009 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2008	1,376,500	0.55

Granted	626,176	0.95
Forfeited	(50, 000)	(0.97)
Expired	(62,500)	(1.15)
Exercised	(191,500)	(0.46)

Outstanding – December 31, 2008	1,698,676	0.70

Granted	200,000	0.56
Forfeited	(200, 000)	(1.00)
Expired	(319,517)	(0.97)
Exercised	(31,071)	(0.70)

Outstanding – December 31, 2009	1,348,088	0.56

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2009 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average			average
Exercise	Number of	remaining	exercise	Aggregate	Number of	exercise	Aggregate
prices	options	contractual life	price	intrinsic	options	price	intrinsic
$		(years)	$	value $		$	value $

0.41	800,000	1.88	0.41		800,000	0.41
0.31-0.61	200,000	3.98	0.56		131,250	0.57
0.70-0.85	240,588	3.60	0.83		190,588	0.82
1.15	107,500	2.58	1.15		107,500	1.15

	1,348,088	2.55	0.56	180,500	1,229,338	0.56	174,188

Stock-based compensation expense recognized in 2009 in regards to the stock options was $104.4 thousand (2008 - $161.0 thousand). As of December 31, 2009, total unrecognized compensation expense related to unvested stock options was $49.8 thousand (2008 - $83.2 thousand). This amount is expected to be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of these stock options to accelerate and would result in this amount being charged to stock-based compensation expense.

Warrants

On March 19, 2008, the Company restated the exercise price of the warrants initially issued with respect to the convertible notes transaction on May 22, 2007 from $1.02 to $0.80. This modification was treated as an exchange of the original warrant for a new warrant in accordance to FASB ASC 505-50 “Equity-Based Payments to Non-Employees. This resulted in an increase in fair value of the warrants of $92.6 thousand. This increase was recorded as an additional compensation expense and a corresponding increase in additional paid-up capital.

On March 27, 2008, the Company issued 4,001,000 stock purchase warrants exercisable into common shares at $1.02 per share which expire on March 27, 2010. The stock purchase warrants were issued in connection with a private placement. The stock purchase warrants were valued at $672.7 thousand, before transaction costs, based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

Expected volatility	77%
Expected life	2 years
Risk-free interest rate	1.75%
Dividend yield	Nil

As at March 31, 2008, 5,186 shares of common stock were issued as a result of the cashless exercise of 10,638 warrants with an exercise price of $0.41 and a fair value of $0.80. On April 22, 2008, $100.0 thousand warrants were exercised for 100,000 common shares having a par value of $1 for cash consideration of $41.0 thousand, resulting in an increase in additional paid-in capital of $41.0.

On July 13, 2009 the Company issued 10,476,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on July 13, 2012. The stock purchase warrants were issued in connection with the July 13, 2009 private placement described in note 11. The stock purchase warrants were valued at $1,293.5 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.41%
Dividend yield	Nil

On July 22, 2009 the Company issued 350,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on July 22, 2012. The stock purchase warrants were issued in connection with the July 22, 2009 private placement described in note 11. The stock purchase warrants were valued at $46.1 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.50%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On September 3, 2009 the Company issued 250,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on September 3, 2012. The stock purchase warrants were issued in connection with the September 3, 2009 private placement described in note 11. The stock purchase warrants were valued at $33.7 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.42%
Dividend yield	Nil

As at December 31, 2009, no additional stock purchase warrants had been exercised.

Information with respect to warrant activity for 2008 and 2009 is as follows:

	Number of	Weighted average
	warrants	exercise price
		$

Outstanding – January 1, 2008	2,547,834	0.97

Attached to private placement	4,001,000	1.02
Issued to agent	320,080	1.02
Re-pricing - Cancellation of original warrants	(2,142,857)	(1.02)
Re-Issue of Warrants	2,142,857	0.80
Expired	(80,053)	(0.41)
Exercised	(110,638)	(0.41)

Outstanding - December 31, 2008	6,678,223	0.95

Attached to private placements	11,076,000	0.80
Issued to agents	838,080	0.80

Outstanding - December 31, 2009	18,592,303	0.85

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

13.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2009	2008
Statutory income taxes	$(692.0)	$(944.0)
Net operating losses for which no tax benefits have been recorded	265.0	567.0
Excess of amortization over capital cost allowance	15.0	17.0
Non-deductible expenses	213.0	185.0
Undeducted research and development expenses	297.0	441.0
Tax deductible portion of transaction costs	(36.0)	(37.0)
Investment tax credit	(62.0)	(181.0)
Unrealized foreign exchange gain	-	(48.0)
Amortization of convertible debt discount	(130.3)	(151.7)

	$(130.3)	$(151.7)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2009	2008
Property and equipment	$(18.0)	$(12.0)
Net operating losses carryforward	672.0	838.0
Undeducted research and development expenses	431.0	518.0
Non-refundable tax credits carryforward	409.0	237.0
Transaction costs to be deducted in future years	36.0	73.0

	1,530.0	1,654.0

Valuation allowance	(1,530.0)	(1,654.0)

	$-	$-

The valuation allowance at December 31, 2008 was $1,654 thousand. The net change in the valuation allowance during the period ended December 31, 2009, was a decrease of $124 thousand. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

13.	Income Taxes (Cont’d)

There were Canadian and provincial net operating losses of approximately $3,505 thousand (2008 - $2,585.0 thousand) and $3,380 thousand (2008 - $2,702 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2009, the Company had non-refundable tax credits of $430 thousand (2008 -$237 thousand) of which 24 thousand is expiring in 2017, 213 thousand is expiring in 2018 and 193,000 is expiring in 2019 and undeducted research and development expenses of $2,235 thousand (2008 - $1,548 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts.

Deferred Income Taxes

The balance of deferred income taxes liability reported in the previous year represented the tax effect of the convertible debt arising from the difference between the convertible debt’s basis for accounting purposes and that for income tax purposes and it was charged to additional paid-in capital. As the convertible debt was repaid during this year, the deferred tax liability was reversed.

Unrecognized Tax Benefits

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

The interest and penalties as of December 31, 2009 and for the years ended December 31, 2009 and 2008 were $Nil.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

13.	Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2009:

Tax Jurisdictions	Tax Years
Federal - Canada	2005 and onward
Provincial - Quebec	2005 and onward

14.	Statement of Cash Flows Information

In US$ thousands	2009	2008

Accounts receivable	$(301.1)	$110.4
Prepaid expenses	(3.2)	(21.5)
Investment tax credits receivable	(242.6)	(15.1)
Accounts payable and accrued liabilities	178.7	264.2

Changes in non-cash operating elements of working capital	$(368.2)	$(338.0)

Additional Cash Flow Information:

Interest paid	$69.1	$189.9

15.	Related Party Transactions

During the year, the Company incurred expenses of approximately $17.8 thousand (2008 - $18.9 thousand) for laboratory equipment leased from a shareholder, who is also an officer of the Company, and $4.9 thousand (2008 - $5.6 thousand) for interest on the loan payable, shareholder.

Included in management salaries are $20.3 thousand (2008 - $20.2 thousand) for options granted to the Chief Financial Officer and $0.4 thousand (2008 - $Nil) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $29.3 thousand (2008 - $51.7 thousand) for options granted to non-employee directors in November of 2009.

Included in general and administrative expenses are director fees of $28.1 thousand (2008-$Nil) for attendance to board meetings and audit committee meetings.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

15.	Related Party Transactions (Cont’d)

Included in accounts payable and accrued liabilities is approximately $12.1 thousand (2008 - $13.4 thousand) payable to shareholders, who are also officers of the Company and a cash retainer amounting to $Nil (2008 - $17.9 thousand) payable to a director.

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

17.	Subsequent Events

On January 22, 2010, the Company granted 50,000 stock options to SectorSpeak Inc. as compensation for investor relation services. The stock options are exercisable into common shares at an exercise price of CAD$0.50 per share option and expire on January 22, 2013. The stock options vest 50% on the first, and 50% on the second, anniversary of the agreement.

On March 4, 2010 the Company, together with Cannasat Therapeutics Inc. announced that they have entered into a Letter of Intent (“LOI”) under which IntelGenx would acquire a fifty percent ownership stake from Cannasat and an exclusive worldwide license to develop and commercialize Relivar, a novel formulation of dronabinol, utilizing IntelGenx’s proprietary mucoadhesive AdVersa technology, for the treatment of various diseases including neuropathic pain. The LOI details the terms under which the two parties will negotiate an exclusive worldwide license that should result in IntelGenx assuming sole product development and corresponding funding as well as commercialization rights for Relivar. The LOI also lays out the terms for shared milestones and royalties generated by sublicensing of Relivar to a potential pharmaceutical marketing partner in the future. Upon completing a definitive license agreement, IntelGenx would forgive approximately CAD$231,000 of debt owed by Cannasat. A definitive license agreement would be subject to board approval of each company.