Form 10-Q
period 2010-03-31
IntelGenx Technologies Corp.
filed 2010-05-14
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [   ]             No  [   ]

APPLICABLE TO CORPORATE ISSUERS:

33,081,271 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 13, 2010.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current
Cash and cash equivalents	$1,037	$1,525
Accounts receivable	617	618
Prepaid expenses	50	48
Investment tax credits receivable	554	512
	2,258	2,703
Property and Equipment	157	158
	$2,415	$2,861
Liabilities
Current
Accounts payable and accrued liabilities	964	704
	965	704
Shareholders' Equity
Capital Stock (note 4)	0	0
Additional Paid-in-Capital	8,820	8,809
Accumulated Other Comprehensive Income	68	13
Accumulated Deficit	(7,437)	(6,665)
	1,451	2,157
	$2,415	$2,861

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernard Boudreau         Director

/s/ Horst G. Zerbe                Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2009	33,081,271	$0	$8,809	$13	$(6,665)	$2,157
Foreign currency translation adjustment	-	-	-	55	-	55
Stock-based compensation (note 5)	-	-	11	-	-	11
Net loss for the period	-	-	-	-	(772)	(772)
Balance – March 31, 2010	33,081,271	$0	$8,820	$68	$(7,437)	$1,451

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2010	2009
Revenue	$182	$201
Expenses
Research and development	330	435
Research and development tax credits	(24)	(36)
Management salaries	147	105
General and administrative	65	40
Professional fees	425	85
Depreciation	10	9
Foreign exchange	1	25
Interest and financing fees	-	170
	954	833
Loss Before Income Taxes	(772)	(632)
Deferred income taxes	-	(39)
Net Loss	(772)	(593)
Other Comprehensive Loss
Foreign currency translation adjustment	55	(9)
Comprehensive Loss	$(717)	$(602)
Basic Weighted Average Number of Shares Outstanding	33,081,271	20,850,002
Basic and Diluted Loss Per Common Share (note 7)	$(0.02)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2010	2009
Funds Provided (Used) -
Operating Activities
Net loss	$(772)	$(593)
Depreciation	10	9
Investor relations services	3	22
Stock-based compensation	8	11
Interest accretion	-	145
Deferred income taxes	-	(39)
	(751)	(445)
Changes in non-cash operating elements of working capital	217	(44)
	(534)	(489)
Investing Activities
Additions to property and equipment	(3)	(2)
Restricted cash	-	249
	(3)	247
Increase (Decrease) in Cash and Cash Equivalent	(537)	(242)
Effect of Foreign Exchange on Cash and Cash Equivalents	49	(8)
Cash and Cash Equivalents
Beginning of Period	1,525	556
End of Period	$1,037	$306

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2010
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

Fair Value Measurements and Disclosures

On January 1, 2010, the Company adopted FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”. This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements. It also clarifies exposing disclosures requirements indicating that disaggregate information regarding classes of assets and liabilities that make up each level and more detail regarding valuation techniques and inputs. This Update is effective for fiscal years beginning on or after December 15, 2009 except for the disclosure regarding Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this Statement on its consolidated financial statements. The adoption of ASC 2009-13 is not expected to have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC 2009-14 is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC 2010-11 is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

4.	Capital Stock

	March 31,	December 31,
	2010	2009
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
33,081,271 (December 31, 2009 - 33,081,271) common shares	$331	$331

5.	Additional Paid-In Capital

Stock Options

On January 21, 2010 the Company granted 50,000 stock options to SectorSpeak as compensation for investor relation services. The stock options are exercisable into common shares at an exercise price of $0.47 per share option, which expire on January 21, 2013. The stock options vest 50% on the first, and 50% on the second, anniversary of the agreement. The stock options were accounted for at their fair value of $15 thousand, as determined by the Black-Scholes valuation model, using the assumptions below:

Expected volatility	120%
Expected life	3.0 years
Risk-free interest rate	1.39%
Dividend yield	Nil

Compensation expenses for stock-based compensation of $11 thousand and $33 thousand were recorded during the three-month period ended March 31, 2010 and 2009 respectively. Of the amount expensed in 2010, $3 thousand (2009 - $22 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services and $8 thousand (2009 - $11 thousand) relates to stock options granted to employees. As at March 31, 2010, the Company has $54 thousand (2009 - $51 thousand) of unrecognized stock-based compensation.

6.	Related Party Transactions

During the three-month period ended March 31, 2010, the Company incurred expenses of approximately $5 thousand (2009 - $4 thousand) for laboratory equipment leased from a shareholder, who is also an officer of the Company.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Related Party Transactions (Cont’d)

Included in management salaries are $6 thousand (2009 - $5 thousand) for options granted to the Chief Financial Officer and $1 thousand (2009 - $Nil) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan.

Also included in management salaries are director fees of $12.5 thousand (2009-$1.2 thousand) for attendance to board meetings and audit committee meetings.

Included in accounts payable and accrued liabilities is approximately $11 thousand (2009 - $18 thousand) payable to shareholders, who are also officers of the Company and cash retainer amounting to $Nil (2009 - $17 thousand) payable to a director of the Company.

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

Agreement with RedHill Biopharma:

On April 21, 2010 the Company announced that it has executed a binding term-sheet with RedHill Biopharma Ltd., ("RedHill") to co-develop and license IntelGenx' first oral thin film product based upon the Company's proprietary VersaFilm technology. The term-sheet sets forth the main criteria to be incorporated into a definitive development and license agreement, subject to due diligence, under which RedHill would obtain exclusive worldwide rights to market and sell IntelGenx' rapidly dissolving anti-migraine oral film product. In exchange IntelGenx would receive upfront, milestone, and external development fees totalling up to $2.1 million from RedHill. RedHill will also be responsible for regulatory filing fees, if necessary. Furthermore, upon commercialization of the product, IntelGenx would receive 40% of all proceeds including, but not limited to, all sales and income from the product world-wide.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements
March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

8.	Subsequent Events (Cont’d)

Agreement with Pillar5 Pharma:

On April 30, 2010, the Company entered into a Memorandum of Agreement ("Agreement") with Pillar5 Pharma Inc. Pursuant to the Agreement, IntelGenx undertakes to use its best efforts to ensure that distributors of IntelGenx' oral solid dose pharmaceutical products developed for commercial production be directed to Pillar5 for purposes of negotiating a manufacturing agreement requiring Pillar5 to manufacture those products. As consideration for this undertaking, Pillar5 issued to IntelGenx 114 voting common shares of Pillar5, representing 10% of the issued and outstanding shares of Pillar5. The shares will be held in escrow and are forfeitable by IntelGenx until Pillar5 achieves certain revenue targets and are subject to restrictions on transfer pursuant to the Agreement. IntelGenx has a right of first refusal in the event of bona fide sale to a third party of all of the shares or substantially all of the assets of Pillar5. Pursuant to the Agreement, IntelGenx has the right to designate a nominee to serve on the board of directors of Pillar5 and Pillar5 has the right to designate a nominee to serve on the board of directors of IntelGenx Technologies Corp. In connection with the Agreement, the Company entered into an Acknowledgment and Agreement, pursuant to which the Company became party to a Shareholders Agreement, dated as of January 22, 2010, with Pillar5 and its shareholders. The Shareholders Agreement provides for restrictions on transfer and drag-along rights with respect to the Pillar5 shares.

Agreement with Cary Pharmaceuticals:

On May 7, 2010, the Company executed a Project Transfer Agreement with Cary Pharmaceuticals Inc. (“Cary”), its former development partner, whereby Cary assigned its 50% ownership stake in CPI-300 to IntelGenx. Pursuant to the Project Transfer Agreement, IntelGenx and Cary (“the Parties”) have agreed to terminate the Collaborative Agreement entered into in November 2007 and the Parties further agreed that the CPI-300 project will be transferred and assigned to IntelGenx. In addition, Cary has assigned to IntelGenx all rights and interest in the regulatory approvals that Cary has or may have had, including the New Drug Application (“NDA”), and IntelGenx will be responsible for the costs associated therewith. IntelGenx will have full and complete authority with respect to the prosecution and/or amendment of the NDA and the commercialization of the product and/or the technology encompassed in the CPI-300 project. IntelGenx will also assume all obligations to, and responsibility for, the Biovail litigation, including the costs thereof. In addition to certain potential pre- commercialization payments, IntelGenx will pay Cary, upon commercialization of CPI-300, 10% of sales royalties received by IntelGenx and 3% of upfront payments received by IntelGenx should a distribution agreement be signed in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of the financial statements that enables investors to better understand the business of the Company, to enhance the Company’s overall financial disclosures, to provide the context within which the Company’s financial information may be analyzed, and to provide information about the quality of, and potential variability of, the Company’s financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

Company Background

IntelGenx is a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. The Company’s focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. IntelGenx’ business strategy is to develop pharmaceutical products based on the Company’s proprietary drug delivery technologies and, once the viability of a product has been demonstrated, to license the commercial rights to partners in the pharmaceutical industry. In certain cases, the Company relies upon partners in the pharmaceutical industry to fund development of the licensed products, complete the regulatory approval process with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

In addition, IntelGenx may choose to pursue the development of certain products until the product reaches the marketing and distribution stage. The Company will assess the potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against the potential for additional returns earned by partnering later in the development process.

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

Key Developments

The Company achieved a number of milestones in its strategic development, growth and future income potential so far in 2010, most notably:

Antidepressant Tablet:

On April 6, 2009 IntelGenx submitted a New Drug Application (“NDA”) to the FDA for CPI-300. CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®. The NDA was accepted for standard review by the FDA in June 2009. As required under NDA filings, IntelGenx' development partner Cary Pharmaceuticals (“Cary”), the NDA applicant, notified Biovail Laboratories SLR (“Biovail”), holder of the Wellbutrin XL® patent of the filing contending non-infringement of the Wellbutrin XL® patent.

On August 18, 2009 Cary was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Any decision could have an effect on IntelGenx' potential revenues relating to CPI-300. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

On January 11, 2010 IntelGenx announced a manufacturing site change for CPI-300. The original manufacturer, PharmPro of Aurora, IL ("PharmPro") was sold to URL Pharma of Philadelphia, PA. As a result of this acquisition, URL advised IntelGenx they would no longer manufacture CPI-300. IntelGenx has identified and engaged Pillar5 Pharma, Arnprior, ON, as the new manufacturing facility for the product. Arnprior is a state-of-the-art GMP facility with a long-standing record of manufacturing quality product for the pharmaceutical industry. As a result of the manufacturing site change, IntelGenx is preparing an amendment to the NDA. IntelGenx expects that the changes will not materially affect the existing timeline for commercialization of CPI-300.

On January 21, 2010 IntelGenx announced the U.S. Patent and Trademark Office ("USPTO") issued a formal Notice of Allowance for the patent application protecting CPI-300. The patent was issued on March 9, 2010 under the number US 7,674,479. The patent will be listed in the FDA’s Orange Book and will provide broad protection for CPI-300 against generic copies.

On February 8, 2010 IntelGenx received a Complete Response Letter (“CRL”) from the FDA regarding CPI-300. The CRL lists two main issues which need to be addressed before obtaining final approval: 1) qualification of Pillar5 as the commercial manufacturing site and 2) an observed food effect seen with CPI-300 and the reference product. The FDA found no other notable deficiencies in the NDA. As noted in the January 11, 2010 press release, the FDA was notified about Pillar5. IntelGenx believes the food effect issue can be addressed through a label adjustment and post-approval education. In addition, the company plans to conduct a pilot food effect study with CPI-300 tablets having a modified enteric coating. In the coming weeks IntelGenx will meet with FDA to clarify the steps necessary to obtain approval. IntelGenx is confident the activities required to support the NDA amendment can be completed in time for a submission in the second half of 2010.

On May 7, 2010 IntelGenx executed a Project Transfer Agreement (“Agreement”) with Cary, its former development partner, whereby Cary assigned its 50% ownership stake in CPI-300 to IntelGenx. Pursuant to the Agreement, IntelGenx and Cary (“the Parties”) have agreed to terminate the Collaborative Agreement entered into in November 2007 and the Parties further agreed that the CPI-300 project will be transferred and assigned to IntelGenx. In addition, Cary has assigned to IntelGenx all rights and interest in the regulatory approvals that Cary has or may have had, including the NDA, and IntelGenx will be responsible for the costs associated therewith. IntelGenx will have full and complete authority with respect to the prosecution and/or amendment of the NDA and the commercialization of the product and/or the technology encompassed in the CPI-300 project. IntelGenx will also assume all obligations to, and responsibility for, the Biovail litigation, including the costs thereof. In addition to certain potential pre-commercialization payments, IntelGenx will pay Cary, upon commercialization of CPI-300, 10% of sales royalties received by IntelGenx and 3% of upfront payments received by IntelGenx should a distribution agreement be signed in the future.

Neuropathic Pain Tablet:

On April 14, 2009 IntelGenx and its development partner, Cannasat Therapeutics Inc. (Cannasat), announced positive Phase 1b results for Relivar, a buccal formulation of dronabinol. The randomized, single dose, double blind crossover study compared Cannasat’s Relivar with Marinol 2.5 mg in healthy volunteers. Relivar delivered twice the amount of dronabinol into the bloodstream as the brand with no increase in side effects due to a corresponding reduction in the metabolite responsible for the CNS adverse effects of dronabinol. Relivar was developed using IntelGenx’ proprietary AdVersa buccal delivery technology.

On March 4, 2010 IntelGenx and Cannasat announced that they have entered into a Letter of Intent ("LOI") under which IntelGenx would acquire a fifty percent ownership stake from Cannasat and an exclusive worldwide license to develop and commercialize Relivar. The LOI details the terms under which the two parties will negotiate an exclusive worldwide license that should result in IntelGenx assuming sole product development and corresponding funding as well as commercialization rights for Relivar. The LOI also lays out the terms for shared milestones and royalties generated by sublicensing of Relivar to a potential pharmaceutical marketing partner in the future. Upon completing a definitive license agreement, IntelGenx would forgive approximately CAD$231 thousand of debt owed by Cannasat. A definitive license agreement would be subject to board approval for both companies.

On April 15, 2010 Cannasat announced that it received shareholder approval at its Annual General Shareholder Meeting to change its corporate name to Cynapsus Therapeutics Inc. (“Cynapsus”).

Anti-Migraine Film:

On April 21, 2010 IntelGenx announced that it has executed a binding term-sheet with RedHill Biopharma Ltd., an Israeli corporation ("RedHill") to co-develop and license IntelGenx' first oral thin film product based upon the Company's proprietary VersaFilm technology. The product is intended for the rapid relief of migraine. The term-sheet sets forth the main criteria to be incorporated into a definitive development and license agreement, subject to due diligence, under which RedHill would obtain exclusive world-wide rights to market and sell IntelGenx' rapidly dissolving anti-migraine oral film product. In exchange IntelGenx would receive upfront, milestone, and external development fees totalling up to $2.1 million from RedHill. RedHill will also be responsible for regulatory filing fees, if necessary. Furthermore, upon commercialization of the product, IntelGenx would receive 40% of all proceeds including, but not limited to, all sales milestones and income from the product world-wide. IntelGenx and RedHill have entered into a ninety day exclusivity period during which IntelGenx is prohibited from engaging in negotiations related to the product contemplated to be licensed to RedHill with any other party. The term-sheet also provides for a breakup fee in the event that IntelGenx or RedHill is unable to execute the licensing agreement under certain circumstances after the satisfactory completion of due diligence.

VersaFilm Manufacturing:

On January 25, 2010 IntelGenx announced a strategic alliance with LTS Lohmann Therapie-Systeme AG (LTS) for the exclusive manufacturing of pharmaceutical products developed by IntelGenx using its VersaFilm drug delivery technology. VersaFilm is comprised of a thin polymeric film using components that are safe and approved by the FDA. VersaFilm provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. IntelGenx currently has three products in development using the VersaFilm technology.

Manufacturing Partnership and Ownership Position in Manufacturing Facility:

On April 30, 2010 IntelGenx entered into a Memorandum of Agreement ("Agreement") with Pillar5 Pharma Inc. Pursuant to the Agreement, IntelGenx undertakes to use its best efforts to ensure that distributors of IntelGenx' oral solid dose pharmaceutical products developed for commercial production be directed to Pillar5 for purposes of negotiating a manufacturing agreement requiring Pillar5 to manufacture those products. As consideration for this undertaking, Pillar5 issued to IntelGenx 114 voting common shares of Pillar5, representing 10% of the issued and outstanding shares of Pillar5. The shares will be held in escrow and are forfeitable by IntelGenx until Pillar5 achieves certain revenue targets and are subject to restrictions on transfer pursuant to the Agreement. IntelGenx has a right of first refusal in the event of bona fide sale to a third party of all of the shares or substantially all of the assets of Pillar5. Pursuant to the Agreement, IntelGenx has the right to designate a nominee to serve on the board of directors of Pillar5 and Pillar5 has the right to designate a nominee to serve on the board of directors of IntelGenx Technologies Corp.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations - three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.

In U.S.$ thousands	2010	2009	Increase/	Percentage
			(Decrease)	Change
Revenue	$182	$201	$(19)	9%
Research and Development Expenses	330	435	(105)	24%
Research and Development Tax Credit	(24)	(36)	12	33%
Management Salaries	147	105	42	40%
General and Administrative Expenses	65	40	25	63%
Professional Fees	425	85	340	400%
Interest and Financing Fees	-	170	(170)	N/A
Foreign Exchange	1	25	(24)	96%
Income taxes	-	(39)	39	N/A
Net Income (Loss)	(772)	(593)	(179)	30%

Revenue

Total revenue decreased by $19 thousand, or 9%, to $182 thousand for the three months ended March 31, 2010 from $201 thousand for the three months ended March 31, 2009.

In the first quarter of 2010, royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, increased by approximately 72% to $74 thousand from $43 thousand in the same period of the previous year.

Revenue earned from the Company’s pharmaceutical partners for development milestones achieved decreased by $50 thousand, or 32%, to $108 thousand, compared with $158 thousand in the previous year.

Interest income of $1 thousand was recorded in the first quarter of 2010. No interest income was recorded in the first quarter of 2009.

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2010 were $330 thousand, representing a decrease of $105 thousand, or 24%, compared to $435 thousand for the three months ended March 31, 2009.

The decrease in R&D expenses for the first quarter of 2010 is primarily attributable to the decrease in costs related to the CPI-300 project, which totaled approximately $103 thousand in the first quarter of 2010, compared with $253 thousand in the same period of the previous year. This decrease is partially offset by a foreign exchange impact of approximately $56 thousand arising from the translation of the Company’s operating currency into its reporting currency.

Also included within R&D expenses for the three months ended March 31, 2010 are R&D Salaries of $108 thousand, of which approximately $1 thousand represents non-cash compensation. This compares to R&D salaries of $91 thousand in the three month period ended March 31, 2009, none of which represented non-cash compensation. The increase in R&D Salaries is primarily attributable to the foreign exchange impact arising from the translation of the Company’s operating currency into its reporting currency.

In the first quarter of 2010 the Company recorded estimated Research and Development Tax Credits and refunds of $24 thousand, as compared to $36 thousand for the first quarter of 2009.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased to $147 thousand in the first quarter of 2010, representing an increase of $42 thousand, or 40%, compared to $105 thousand in the first quarter of 2009. The increase is attributable to a foreign exchange impact of approximately $24 thousand arising from the translation of the Company’s operating currency into its reporting currency, the payment of Directors Fees in the amount of $12 thousand (2009 - $1 thousand) and management salary increases.

Included in management salaries in the first quarter of 2009 are approximately $7 thousand in non cash compensation resulting from options granted to management employees in 2008 and 2009, as compared to $11 thousand expensed for the same period last year.

General and administrative expenses increased to $65 thousand in the first quarter of 2010 from $40 thousand in the first quarter of 2009. The increase is attributable to a foreign exchange impact of approximately $11 thousand arising from the translation of the Company’s operating currency into its reporting currency, and an increase in insurance expense of approximately $16 thousand.

Professional Fees

Professional fees for the three months ended March 31, 2010 increased to $425 thousand compared to $85 thousand for the three months ended March 31, 2009.

The increase in professional fees is primarily attributable to legal expenses of approximately $313 thousand incurred in the first quarter of 2010 related to the defense of the Biovail lawsuit. On August 18, 2009, the Company’s former development partner Cary Pharmaceuticals was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Under an agreement executed between IntelGenx and Cary on May 7, 2010, Cary assigned its 50% ownership stake in CPI-300, including all rights and interest in the regulatory approvals as well as the NDA, and IntelGenx assumed full and complete responsibility for the Biovail litigation, including the costs thereof. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

The increase in professional fees also includes a foreign exchange impact of approximately $72 thousand arising from the translation of the Company’s operating currency into its reporting currency.

Included within professional fees in the first quarter of 2010 is a non-cash expense of approximately $3 thousand for options granted to investor relation firms for investor relation services compared to $22 thousand in the same period last year.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $11 thousand for the three months ended March 31, 2010, as compared to $33 thousand for the three months ended March 31, 2009.

The Company expensed approximately $8 thousand in the first quarter of 2010 for options granted to Company employees in 2008 and 2009 under the 2006 Stock Option Plan, compared with $11 thousand expensed in the same period last year.

The Company also expensed $3 thousand in the first quarter of 2010 for options granted to investor relation firms for investor relation services, compared to $22 in the same period last year.

There remains approximately $54 thousand in stock based compensation to be expensed in fiscal 2010 and 2011 of which approximately $26.6 thousand relates to the issuance of options to employees of the Company during 2008 and 2009, and approximately $28 thousand relates to options granted to investor relations firms. The Company anticipates the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

Due to the repayment in September 2009 of convertible notes issued in May 2007, the Company did not incur any interest and financing fee expense in the three months ended March 31, 2010, compared with $170 thousand for the three months ended March 31, 2009.

Foreign Exchange

A foreign exchange gain of $1 thousand was recorded in the three months ended March 31, 2010 compared with a foreign exchange gain of $25 thousand in the three months ended March 31, 2009. The foreign exchange gains relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the three months ended March 31, 2010 was $772 thousand and represents an increased loss of $179 thousand, or 30%, compared to the net loss of $593 thousand for the three months ended March 31, 2009. The main items resulting in the increase in net loss are summarized as follows:

a)	An increase in legal expenses of approximately $311 thousand resulting from the defense of the Biovail litigation against Cary Pharmaceuticals
b)	A foreign exchange impact of approximately $130 thousand arising from the translation of the Company’s operating currency into its reporting currency
c)	The reduction of $170 thousand of interest and financing fees as a result the repayment in September 2009 of convertible notes issued in May 2007
d)	The reduction of R&D expenses of approximately $105 thousand, which is primarily attributable to the decrease in costs related to the CPI-300 project.

Key items from the Balance Sheet - March 31, 2010 compared to December 31, 2009.

In U.S.$ thousands			Increase/	Percentage
	2010	2009	(Decrease)	Change
Current Assets	$2,258	$2,703	$(445)	17%
Property and Equipment	157	158	(1)	1%
Current Liabilities	964	704	260	37%
Capital Stock	0	0	0.0	0%
Additional Paid-in-Capital	8,820	8,809	11.0	0%

Current Assets

Current assets totaled $2,258 thousand at March 31, 2010, as compared to $2,703 thousand at December 31, 2009. The decrease of $445 thousand is primarily attributable to a decrease in cash of $488 thousand, partially compensated by an increase in the amount of investment tax credits receivable of $42 thousand.

Prepaid Expenses

As of March 31, 2010, prepaid expenses totaled $50 thousand as compared to $48 thousand at December 31, 2009.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,037 thousand as of March 31, 2010, a decrease of $488 thousand as compared to $1,525 thousand as of December 31, 2009.

As of March 31, 2010, accounts receivable totaled $617 thousand, as compared to $618 thousand as of December 31, 2009. Included within accounts receivable as of March 31, 2010 is a sales tax refund of approximately $169 thousand, approximately $143 thousand of which the Company expects to receive during the second quarter of 2010. In addition, the Company had R&D investment tax credits receivable of approximately $554 thousand as of March 31, 2010 as compared to $512 thousand as at December 31, 2009. The Company expects to receive approximately $323 thousand of the R&D investment tax credits during the second quarter of 2010, and approximately $207 thousand in the second half of 2010.

Accounts payable and accrued liabilities as of March 31, 2010 amounted to $964 thousand (December 31, 2009 - $704 thousand), of which approximately $523 thousand relates to research and development activities, approximately $334 thousand relates to professional fees, and approximately $96 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $11 thousand due to a shareholder.

As at March 31, 2010, the accumulated deficit amounted to $7,437 thousand, as compared to $6,665 thousand as of December 31, 2009. Total assets amounted to $2,415 thousand and shareholders’ equity amounted to $1,451 thousand as of March 31, 2010, as compared with total assets and shareholders’ equity of $2,861 thousand and $2,157 thousand, respectively, as of December 31, 2009.

Property and Equipment

As at March 31, 2010, the net book value of property and equipment amounted to $157 thousand, as compared to $158 thousand at December 31, 2009. In the three months ended March 31, 2010 additions to assets totaled $3 thousand, depreciation amounted to $10 thousand and a foreign exchange gain of $6 thousand was recorded.

Capital Stock

There were no changes to capital stock during the three months ended March 31, 2010. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $8,820 thousand at March 31, 2010, as compared to $8,809 thousand at December 31, 2009. Included within the increase of $11 thousand is approximately $3 thousand attributable to the amortization of stock options granted to investor relations consultants, and approximately $8 thousand attributable to the amortization of stock options granted to employees.

Key items from the Statement of Cash Flows - three month period ended March 31, 2010 compared to the three month period ended March 31, 2009

			Increase/	Percentage
	2010	2009	(Decrease)	Change
Operating Activities	$(534)	$(489)	$45	9%
Financing Activities	-	-	-	N/A
Investing Activities	(3)	247	(250)	101%
Cash and cash equivalents - end of period	1,037	306	731	239%

Statement of cash flows

Net cash used by operating activities was $534 thousand in the three months ended March 31, 2010, as compared to net cash used by operating activities of $489 thousand for the same period in 2009. In the first three months of 2010, net cash used by operating activities consisted of an operating loss of $772 thousand and an increase in non-cash operating elements of working capital of $217 thousand.

Operating activities will continue to consume the Company’s available funds until the Company is able to generate increased revenues.

Net cash used in investing activities amounted to $3 for the three months ended March 31, 2010 compared to net cash provided of $247 thousand in the same period of 2009. Included within the provision of funds in 2009 was approximately $249 thousand in respect of the restricted cash for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals that was terminated on May 7, 2010.

Cash of $3 thousand was used to purchase capital assets in the first quarter of 2010, as compared to $2 thousand in the same period of 2009.

The balance of cash and cash equivalents as of March 31, 2010 amounted to $1,037 thousand, as compared to $306 thousand at March 31, 2009. Included within the amount at March 31, 2009 was approximately $29 thousand of cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals that was terminated on May 7, 2010. In accordance with the collaborative agreement dated April 7, 2008 the Company agreed to restrict $2.0 million of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology.

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

PART II

Item 1.     Legal Proceedings

In June of 2009 we announced that our New Drug Application filing for our antidepressant CPI-300 had been accepted by the FDA for standard review. We entered into a collaborative agreement with Cary Pharmaceuticals Inc. in November 2007 to jointly develop and commercialize CPI-300 using our proprietary oral delivery technology. CPI-300 is a novel, high strength dosage of Bupropion HCl, the active ingredient in Wellbutrin XL® for which Biovail Laboratories SLR (Biovail) holds the patent. As required in connection with the filing of the NDA, our former development partner Cary Pharmaceuticals, which serves as the NDA applicant, provided notice of the NDA filing to Biovail asserting that CPI-300 would not infringe Biovail's patents. On August 18, 2009, we learned that Cary Pharma was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 with respect to Biovail's U.S. Patent No. 6,096,341 for Wellbutrin XL®. The filing of the patent infringement lawsuit instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Although we are not a party to the action, a negative decision may have an effect on our potential revenues relating to CPI-300. Under an agreement executed between IntelGenx and Cary Pharmaceuticals on May 7, 2010, Cary Pharmaceuticals assigned its 50% ownership stake in CPI-300, including all rights and interest in the regulatory approvals as well as the NDA, and IntelGenx assumed full and complete responsibility for the Biovail litigation, including the costs thereof. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.     Defaults Upon Senior Securities

This Item is not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2010 no matters were submitted to a vote of security holders.

Item 5.     Other Information

This Item is not applicable.

Item 6.     Exhibits

Exhibit 10.1*	Project Transfer Agreement

Exhibit 10.2*	Co-development and Licensing Agreement

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. May 14, 2010

INTELGENX TECHNOLOGIES CORPORATION

Date: May 14, 2010	By: /s/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: May 14, 2010	By: /s/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer