Form 10-Q
period 2010-06-30
IntelGenx Technologies Corp.
filed 2010-08-12
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission File Number 000-31187

INTELGENX TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6425 Abrams, Ville Saint Laurent, Quebec H4S 1X9, Canada
(Address of principal executive offices)

(514) 331-7440
(Issuer's telephone number)

______________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

APPLICABLE TO CORPORATE ISSUERS:

33,081,271 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 12, 2010.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets

Current

Cash and cash equivalents	$375	$1,525
Accounts receivable	329	618
Prepaid expenses	242	48
Investment tax credits receivable	432	512
	1,378	2,703

Property and Equipment	142	158

	$1,520	$2,861

Liabilities

Current

Accounts payable and accrued liabilities	1,024	704

	1,024	704
Shareholders' Equity

Capital Stock (note 5)	0	0

Additional Paid-in-Capital	8,853	8,809

Accumulated Other Comprehensive Income	23	13

Accumulated Deficit	(8,380)	(6,665)

	496	2,157

	$1,520	$2,861

See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe                                       Director

/s/ Bernard Boudreau                                Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income	Deficit	Equity

Balance - December 31, 2009	33,081,271	$0	$8,809	$13	$(6,665)	$2,157

Foreign currency translation adjustment	-	-	-	10	-	10

Stock-based compensation (note 6)	-	-	44	-	-	44

Net loss for the period	-	-	-	-	(1,715)	(1,715)

Balance – June 30, 2010	33,081,271	$0	$8,853	$23	$(8,380)	$496

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue	$115	$499	$297	$700

Other Income	11	1	11	1

	126	500	308	701

Expenses

Research and development	249	318	579	753
Research and development tax credits	(24)	(39)	(48)	(75)
Management salaries	169	110	316	215
General and administrative	40	49	105	88
Professional fees	625	65	1,050	149
Depreciation	10	10	20	20
Foreign exchange	(1)	(59)	-	(33)
Interest and financing fees	1	207	1	377
	1,069	661	2,023	1,494

Loss Before Income Taxes	(943)	(161)	(1,715)	(793)

Deferred income taxes	-	(45)	-	(84)

Net Loss	(943)	(116)	(1,715)	(709)

Other Comprehensive Loss (Income)

Foreign currency translation adjustment	(45)	(16)	10	(25)

Comprehensive Loss	$(988)	$(132)	$(1,705)	$(734)

Basic Weighted Average Number of Shares Outstanding	33,081,271	20,867,074	33,081,271	20,858,585

Basic and Diluted Loss Per Common Share (note 8)	$(0.03)	$(0.01)	$(0.05)	$(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($’000) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Funds Provided (Used) - Operating Activities
Net loss	$(943)	$(116)	$(1,715)	$(709)
Depreciation	10	10	20	20
Investor relations services	4	14	7	36
Stock-based compensation	29	12	37	23
Interest accretion	-	180	-	325
Deferred income taxes	-	(45)	-	(84)
	(900)	56	(1,651)	(389)
Changes in non-cash operating elements of working capital	277	(284)	494	(329)
	(623)	(228)	(1,157)	(718)
Financing Activities
Issue of capital stock	-	22	-	22
	-	22	-	22
Investing Activities
Additions to property and equipment	(2)	(1)	(5)	(3)
Restricted cash	-	18	-	267
	(2)	17	(5)	264
Decrease in Cash and Cash Equivalents	(625)	(189)	(1,162)	(432)
Effect of Foreign Exchange on Cash and Cash Equivalents	(37)	(22)	12	(29)
Cash and Cash Equivalents
Beginning of Period	1,037	306	1,525	556
End of Period	$375	$95	$375	$95

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2010
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2009. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $8,380 thousand (at December 31, 2009 - $6,665 thousand). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attain profitable operations.

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

To date revenues consisted primarily of research and development fee revenues, which have not been sufficient to sustain operations. However, the Company expects to generate revenues from sales and manufacturing royalties in future years following successful development and commercialization of products within its current pipeline.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont’d)

The first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008. Royalty revenue totaling approximately $277 thousand was received by the Company during fiscal 2009 and management anticipates generating additional royalty revenue from this product in fiscal 2010.

The Company currently has a pipeline of 11 products under development, of which CPI-300, an oral antidepressant formulated using the Company’s proprietary controlled release technology, is the most advanced. A New Drug Application (“NDA”) (505(b)(2) for this product was filed with the FDA in April 2009. A subsequent manufacturing site change for CPI-300, forced upon the Company as a result of the insolvency of the original manufacturer, necessitated the search and selection of a new manufacturer and, under FDA regulations, the production of new sample batches of CPI-300 and the Company is subsequently required to submit twelve months of product stability data to the FDA in an amendment to the original NDA. Management expects to file an amendment to the NDA in the first half of 2011.

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
June 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple- deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this Statement on its consolidated financial statements. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial position or results of operations.

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

In February 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies

In April 2010, the FASB issued Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The adoption of ASU 2010-13 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

5.	Capital Stock

	June 30,	December 31,
	2010	2009
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
33,081,271 common shares	$331	$331

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Additional Paid-In Capital

Stock Options

At the Annual General Meeting on June 3, 2010 the Shareholders of the Company approved to amend the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 2,074,000 to 3,308,127, or 10%, of the Company’s issued and outstanding shares as of April 5, 2010.

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

On May 17, 2010 the Company granted 75,000 stock options to purchase common shares to a non-employee director. The stock options are exercisable at $0.45 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $21 thousand, using the following assumptions:

Expected volatility	124%
Expected life	2.5 years
Risk-free interest rate	1.05%
Dividend yield	Nil

On May 17, 2010 the Company granted 25,000 stock options to purchase common shares to each of 3 employees. The stock options are exercisable at $0.45 per share, vest over 2 years at 25% every six months and expire on May 17, 2015. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $23 thousand, using the following assumptions:

Expected volatility	129%
Expected life	3.13 years
Risk-free interest rate	1.30%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Additional Paid-In Capital (Cont’d)

Compensation expenses for stock-based compensation of $44 thousand and $59 thousand were recorded during the six-month period ended June 30, 2010 and 2009 respectively. Of the amount expensed in 2010, $7 thousand (2009 - $36 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, $16 thousand (2009 - $23 thousand) relates to stock options granted to employees and $21 thousand (2009 - $Nil) relates to stock options granted to non-employee directors. As at June 30, 2010, the Company has $62 thousand (2009 - $29 thousand) of unrecognized stock-based compensation.

7.	Related Party Transactions

During the six-month period ended June 30, 2010, the Company incurred expenses of approximately $9 thousand (2009 - $8 thousand) for laboratory equipment leased from a shareholder, who is also an officer of the Company.

Included in management salaries are $12 thousand (2009 - $10 thousand) for options granted to the Chief Financial Officer and $2 thousand (2009 - $Nil) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $21 thousand (2009 - $Nil) for options granted to a non-employee director.

Also included in management salaries are director fees of $46 thousand (2009-$2.5 thousand) for attendance to board meetings and audit committee meetings.

Included in accounts payable and accrued liabilities is approximately $10 thousand (2009 - $25 thousand) payable to shareholders, who are also officers of the Company.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

8.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

9.	Subsequent Events

On August 10, 2010 the Company granted 75,000 stock options to purchase common shares to two directors. The stock options are exercisable at $0.37 per share, vest over 2 years at 25% every six months and expire on August 10, 2015.

On July 28, 2010, the Company amended the exercise price of 2,142,857 warrants initially issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48.

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

On February 8, 2010 IntelGenx received a Complete Response Letter (“CRL”) from the FDA regarding CPI-300. The CRL lists two main issues which need to be addressed before obtaining final approval: 1) qualification of Pillar5 as the commercial manufacturing site and 2) an observed food effect seen with CPI-300 and the reference product. The FDA found no other notable deficiencies in the NDA. As noted in the January 11, 2010 press release, the FDA was notified about Pillar5. IntelGenx believes the food effect issue can be addressed through a label adjustment and post-approval education. In addition, the company plans to conduct a pilot food effect study with CPI-300 tablets having a modified enteric coating. On June 10th, IntelGenx met with FDA to clarify the steps necessary to obtain approval. IntelGenx is confident the activities required to support the NDA amendment can be completed in time for a submission in the first half of 2011.

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

On June 21, 2010 IntelGenx announced that it recently met with the FDA to discuss its response to the CRL. The Agency confirmed that it agrees with the clinical plan the company is proposing to address the previously observed food effect and to demonstrate bioequivalency of product manufactured at the new manufacturing site. Based on FDA's recommendations regarding the stability data required to support the new manufacturing site, the company expects to file the amendment to the NDA in the first quarter of 2011.

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

Results of Operations - six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.

			Increase/	Percentage
In U.S.$ thousands	2010	2009	(Decrease)	Change

Revenue	$308	$701	$(393)	56%
Research and Development Expenses	579	753	(174)	23%
Research and Development Tax Credit	(48)	(75)	27	36%
Management Salaries	316	215	101	47%
General and Administrative Expenses	105	88	17	19%
Professional Fees	1,050	149	901	605%
Interest and Financing Fees	1	377	(376)	100%
Foreign Exchange	-	(33)	33	N/A
Income taxes	-	(84)	84	N/A
Net Income (Loss)	(1,715)	(709)	(1,006)	142%

Revenue

Total revenue decreased by $393 thousand, or 56%, to $308 thousand for the six months ended June 30, 2010 from $701 thousand for the six months ended June 30, 2009.

In the first half of 2010, royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, increased by approximately 69% to $154 thousand from $91 thousand in the same period of the previous year. Approximately $21 thousand of this increase is attributable to the foreign exchange impact arising from the translation of the Company’s operating currency into its reporting currency

Revenue earned from the Company’s pharmaceutical partners for development milestones achieved decreased by $466 thousand, or 77%, to $143 thousand, compared with $609 thousand in the previous year. The decrease is attributable to development contracts that were in effect in the first half of 2009 that have either been temporarily suspended, postponed, or terminated, and relate primarily to the suspension of R&D operations by Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc.) and Circ Pharma. In addition, the commercialization of Gesticare® results in royalty income, which is partially offset by reduced development milestones for this pre-natal multivitamin supplement project. The Company is currently negotiating with a number of potential partners related to new development projects for various drug candidates and, whilst the timing of such events is difficult to predict, is optimistic of securing contracts in the near future.

Interest and other income of $11 thousand were recorded in the first half of 2010, compared with $1 thousand in the same period of the previous year.

Research and Development (“R&D”) Expenses

R&D expenses for the six months ended June 30, 2010 were $579 thousand, representing a decrease of $174 thousand, or 23%, compared to $753 thousand for the six months ended June 30, 2009.

The decrease in R&D expenses for the first half of 2010 relates to a reduction in non-salary-related R&D costs incurred of approximately $291 thousand, to approximately $337 thousand in 2010 from approximately $552 thousand in 2009, primarily for projects that have been commercialized (Gesticare®), projects for which an NDA have been submitted to FDA (CPI-300) and projects which have been temporarily suspended, terminated, or postponed (neuropathic pain, schizophrenia and cholesterol reduction). This decrease is partially offset by a foreign exchange impact of approximately $46 thousand arising from the translation of the Company’s operating currency into its reporting currency.

Also included within R&D expenses for the six months ended June 30, 2010 are R&D Salaries of $242 thousand, of which approximately $2 thousand represents non-cash compensation. This compares to R&D salaries of $201 thousand in the six month period ended June 30, 2009, of which approximately $1 thousand represented non-cash compensation. The increase in R&D Salaries is primarily attributable to the foreign exchange impact of approximately $33 thousand arising from the translation of the Company’s operating currency into its reporting currency, plus R&D staff salary increases.

In the first half of 2010 the Company recorded estimated Research and Development Tax Credits and refunds of $48 thousand, as compared to $75 thousand for the first half of 2009.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased to $316 thousand in the first half of 2010, representing an increase of $101 thousand, or 47%, compared to $215 thousand in the first half of 2009. The increase is attributable to a foreign exchange impact of approximately $42 thousand arising from the translation of the Company’s operating currency into its reporting currency, the payment of Directors Fees in the amount of $46 thousand (2009: $2 thousand) and management salary increases.

Included in management salaries in the first six months of 2010 are approximately $14 thousand (2009: $23 thousand) in non cash compensation resulting from options granted to management employees in 2008 and 2009, and $21 thousand (2009: $Nil) in non cash compensation from options granted to a non-employee director in 2010.

General and administrative expenses increased to $105 thousand in the first half of 2010 from $88 thousand in the first half of 2009. The increase is primarily attributable to a foreign exchange impact of approximately $14 thousand arising from the translation of the Company’s operating currency into its reporting currency.

Professional Fees

Professional fees for the six months ended June 30, 2010 increased to $1,050 thousand compared to $149 thousand for the six months ended June 30, 2009.

The increase in professional fees is primarily attributable to legal expenses of approximately $705 thousand incurred in the first half of 2010 related to the defense of the Biovail lawsuit. On August 18, 2009, the Company’s former development partner Cary Pharmaceuticals was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Under an agreement executed between IntelGenx and Cary on May 7, 2010, Cary assigned its 50% ownership stake in CPI-300, including all rights and interest in the regulatory approvals as well as the NDA, and IntelGenx assumed full and complete responsibility for the Biovail litigation, including the costs thereof. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

In addition, general legal expenses increased by approximately $116 thousand to $133 thousand in the first six months of 2010, primarily as a result of negotiations to acquire a strategic ownership position in Pillar5 Pharma Inc., a state-of-the-art manufacturer of quality product for the pharmaceutical industry, and the acquisition from Cary Pharmaceuticals of full ownership of CPI-300, a novel strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

Included within professional fees in the first quarter of 2010 is a non-cash expense of approximately $7 thousand for options granted to investor relation firms for investor relation services compared to $36 thousand in the same period last year.

The increase in professional fees also includes a foreign exchange impact of approximately $141 thousand arising from the translation of the Company’s operating currency into its reporting currency.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $44 thousand for the six months ended June 30, 2010, compared to $59 thousand for the six months ended June 30, 2009.

The Company expensed approximately $16 thousand in the first half of 2010 for options granted to Company employees in 2008, 2009 and 2010 under the 2006 Stock Option Plan and approximately $21 thousand for options granted to a non-employee director in 2010, compared with $23 thousand and $Nil expensed in the same period last year respectively.

The Company also expensed $7 thousand in the first half of 2010 for options granted to investor relation firms for investor relation services, compared to $36 in the same period last year.

There remains approximately $62 thousand in stock based compensation to be expensed in fiscal 2010 and 2011 of which approximately $38 thousand relates to the issuance of options to employees of the Company during 2008, 2009 and 2010, and approximately $24 thousand relates to options granted to investor relations firms. The Company anticipates the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

Interest and financing fee expense totaled $1 thousand for the six months ended June 30, 2010, compared with $377 thousand for the six months ended June 30, 2009. Included within the cost for 2009 were interest payments and an accretion expense totaling $375 thousand related to convertible notes issued in May 2007, the outstanding balance of which was repaid in September 2009.

Foreign Exchange

No foreign exchange impact was recorded in the six months ended June 30, 2010 compared with a foreign exchange gain of $33 thousand in the six months ended June 30, 2009. The foreign exchange gains relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the six months ended June 30, 2010 was $1,715 thousand and represents an increased loss of $1,006 thousand compared to the net loss of $709 thousand for the same period of the previous year. The main items resulting in the increase in net loss are summarized as follows:

a)

A decrease in revenue of approximately $393 thousand, related to a reduction of revenue earned from the Company’s pharmaceutical partners for development milestones achieved of approximately $466 thousand, partly compensated by an increase in royalty revenues earned of approximately $63 thousand

b)	Legal expenses incurred of approximately $705 thousand resulting from the defense of the Biovail litigation against Cary Pharmaceuticals
c)	An increase of general legal expenses of approximately $116 thousand related primarily to the strategic acquisitions of an ownership position in Pillar5 Pharma Inc., and full ownership of CPI-300
d)	A foreign exchange impact of approximately $230 thousand arising from the translation of the Company’s operating currency into its reporting currency
e)

The reduction of $376 thousand of interest and financing fees as a result the repayment in September 2009 of convertible notes issued in May 2007, partly offset by the loss of the related deferred tax credit of approximately $84 thousand

f)	The reduction of R&D expenses of approximately $174 thousand, which is primarily attributable to the decrease in costs related to the CPI-300 project.

Key items from the Balance Sheet - June 30, 2010 compared to December 31, 2009.

In U.S.$ thousands			Increase/	Percentage
	2010	2009	(Decrease)	Change
Current Assets	$1,378	$2,703	$(1,325)	49%
Property and Equipment	142	158	(16)	10%
Current Liabilities	1,024	704	320	45%
Capital Stock	0	0	0.0	0%
Additional Paid-in-Capital	8,853	8,809	44.0	1%

Current Assets

Current assets totaled $1,378 thousand at June 30, 2010, as compared to $2,703 thousand at December 31, 2009. The decrease of $1,325 thousand is primarily attributable to a decrease in cash of $1,150 thousand, along with a decrease in accounts receivable and investment tax credits receivable of approximately $289 thousand and $80 thousand respectively, partially compensated by an increase in prepaid expenses of $194 thousand.

Prepaid Expenses

As of June 30, 2010, prepaid expenses totaled $242 thousand as compared to $48 thousand at December 31, 2009. The increase is attributable to initial on-account payments that have been made by the Company in respect of the acquisition of certain strategic assets.

Liquidity and Capital Resources

Cash and cash equivalents totaled $375 thousand as of June 30, 2010, a decrease of $1,150 thousand as compared to $1,525 thousand as of December 31, 2009.

As of June 30, 2010, accounts receivable totaled $329 thousand, as compared to $618 thousand as of December 31, 2009. In addition, the Company had R&D investment tax credits receivable of approximately $432 thousand as of June 30, 2010 as compared to $512 thousand as at December 31, 2009. The Company expects to receive approximately $188 thousand of the R&D investment tax credits during the third quarter of 2010, and approximately $197 thousand in the fourth quarter of 2010.

Accounts payable and accrued liabilities as of June 30, 2010 amounted to $1,024 thousand (December 31, 2009 - $704 thousand), of which approximately $406 thousand relates to research and development activities, approximately $501 thousand relates to professional fees, and approximately $100 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $10 thousand due to a shareholder.

As at June 30, 2010, the accumulated deficit amounted to $8,380 thousand, as compared to $6,665 thousand as of December 31, 2009. Total assets amounted to $1,520 thousand and shareholders’ equity amounted to $496 thousand as of June 30, 2010, as compared with total assets and shareholders’ equity of $2,861 thousand and $2,157 thousand, respectively, as of December 31, 2009.

These financial statements have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional capital from equity and/or debt financing, or by generating increased revenues or other sources of income.

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

Property and Equipment

As at June 30, 2010, the net book value of property and equipment amounted to $142 thousand, as compared to $158 thousand at December 31, 2009. In the six months ended June 30, 2010 additions to assets totaled $5 thousand, depreciation amounted to $20 thousand and a foreign exchange loss of $1 thousand was recorded.

Capital Stock

There were no changes to capital stock during the six months ended June 30, 2010. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $8,853 thousand at June 30, 2010, as compared to $8,809 thousand at December 31, 2009. Included within the increase of $44 thousand is approximately $7 thousand attributable to the amortization of stock options granted to investor relations consultants, approximately $21 thousand attributable to the amortization of stock options granted to a non-employee director and approximately $16 thousand attributable to the amortization of stock options granted to employees.

Key items from the Statement of Cash Flows - six month period ended June 30, 2010 compared to the six month period ended June 30, 2009

			Increase/	Percentage
	2010	2009	(Decrease)	Change
Operating Activities	$(1,157)	$(718)	$439	61%
Financing Activities	-	22	(22)	N/A
Investing Activities	(5)	264	(269)	102%
Cash and cash equivalents - end of period	375	95	280	295%

Statement of cash flows

Net cash used by operating activities was $1,157 thousand in the six months ended June 30, 2010, compared to $718 thousand for the same period in 2009. In the first six months of 2010, net cash used by operating activities consisted of an operating loss of $1,651 thousand and an increase in non-cash operating elements of working capital of $494 thousand.

Operating activities will continue to consume the Company’s available funds until the Company is able to generate increased revenues.

No net cash was used or provided by financing activities in the first six months of 2010, whereas financing activities in the corresponding period of 2009 provided net cash of approximately $22 thousand.

Net cash used in investing activities amounted to $5 for the six months ended June 30, 2010 compared to net cash provided of $264 thousand in the same period of 2009. Included within the provision of funds in 2009 was approximately $267 thousand in respect of the restricted cash for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals that was terminated on May 7, 2010.

Cash of $5 thousand was used to purchase capital assets in the first half of 2010, as compared to $3 thousand in the same period of 2009.

The balance of cash and cash equivalents as of June 30, 2010 amounted to $375 thousand, compared to $95 thousand at June 30, 2009. Included within the amount at June 30, 2009 was approximately $10 thousand of cash restricted for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals that was terminated on May 7, 2010. In accordance with the collaborative agreement dated April 7, 2008 the Company agreed to restrict $2.0 million of its cash reserves in development support activities for an oral antidepressant using the Company’s proprietary oral delivery technology.

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

Item 4. (Reserved)

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

*Confidential treatment has been requested for partners of this document, which are omitted and filed separately with the SEC.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: August 12, 2010	By:	By: /S/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: August 12, 2010	By:	/S/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer