Form 10-Q
period 2010-09-30
IntelGenx Technologies Corp.
filed 2010-11-09
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to________

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

Yes [  ] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

39,581,271 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 8, 2010.

IntelGenx Technologies Corp.
Form 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
	Signatures	25

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

Contents

Balance Sheet	2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 12

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2010	2009

Assets
Current
Cash and cash equivalents	$1,746	$1,525
Accounts receivable	370	618
Prepaid expenses	53	48
Investment tax credits receivable	409	512
	2,578	2,703
Property and Equipment	158	158
	$2,736	$2,861
Liabilities
Current
Accounts payable and accrued liabilities	315	704
	315	704
Commitment and Contingency (note 4)
Shareholders' Equity
Capital Stock (note 5)	0	0
Additional Paid-in-Capital	11,073	8,809
Accumulated Other Comprehensive Income	91	13
Accumulated Deficit	(8,743)	(6,665)
	2,421	2,157
	$2,736	$2,861

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernard J. Boudreau              Director

/s/ Horst G. Zerbe                        Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2010
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Income	Deficit	Equity

Balance - December 31, 2009	33,081,271	$0	$8,809	$13	$(6,665)	$2,157
Foreign currency translation adjustment	-	-	-	78	-	78
Issue of common stock, net of transaction costs of $286,421 (note 5)	6,500,000	0	1,204	-	-	1,204
Warrants issued, net of transaction costs of $186,818 (note 6)	-	-	787	-	-	787
Agents’ options	-	-	117	-	-	117
Modification of warrant terms (note 6)	-	-	96	-	-	96
Stock-based compensation (note 6)	-	-	60	-	-	60
Net loss for the period	-	-	-	-	(2,078)	(2,078)
Balance – September 30, 2010	39,581,271	$0	$11,073	$91	$(8,743)	$2,421

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue	$582	$382	$879	$1,083
Other income	324	1	335	2
	906	383	1,214	1,085

Expenses
Research and development	606	356	1,186	1,109
Research and development tax credits	(24)	(41)	(72)	(116)
Management salaries	131	152	447	366
General and administrative	71	199	176	288
Professional fees	380	78	1,430	228
Depreciation	12	12	32	32
Foreign exchange	(3)	(62)	(4)	(96)
Interest and financing fees	96	388	97	766
	1,269	1,082	3,292	2,577
Loss Before Income Taxes	(363)	(699)	(2,078)	(1,492)
Deferred income taxes	-	(43)	-	(127)
Net Loss	(363)	(656)	(2,078)	(1,365)
Other Comprehensive Loss
Foreign currency translation adjustment	68	185	78	(160)
Comprehensive Loss	$(295)	$(471)	$(2,000)	$(1,205)

Basic Weighted Average Number of Shares Outstanding	35,483,445	23,192,082	33,890,795	21,644,965
Basic and Diluted Loss Per Common Share (note 8)	$(0.01)	$(0.02)	$(0.06)	$(0.06)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Funds Provided (Used) -
Operating Activities
Net loss	$(363)	$(656)	$(2,078)	$(1,365)
Depreciation	12	12	32	32
Investor relations services	4	-	11	36
Stock-based compensation	12	7	49	31
Modification of warrant terms	96	-	96	-
Interest accretion	-	199	-	524
Deferred income taxes	-	(43)	-	(127)
Debt conversion expense	-	175	-	175
	(239)	(306)	(1,890)	(694)
Changes in non-cash operating elements of working capital	(537)	48	(43)	(282)
	(776)	(258)	(1,933)	(976)
Financing Activities
Issue of capital stock	2,465	3,852	2,465	3,873
Transaction costs	(356)	(678)	(356)	(678)
Repayment of convertible notes	-	(976)	-	(976)
	2,109	2,198	2,109	2,219
Investing Activities
Additions to property and equipment	(23)	(18)	(29)	(21)
Restricted cash	-	10	-	277
	(23)	(8)	(29)	256
Increase (Decrease) in Cash and Cash Equivalent	1,310	1,932	147	1,499
Effect of Foreign Exchange on Cash and Cash Equivalents	61	170	74	142
Cash and Cash Equivalents
Beginning of Period	375	95	1,525	556
End of Period	$1,746	$2,197	$1,746	$2,197

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2010
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2010
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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

4.	Commitment and Contingency

a) Commitment

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, CPI-300, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement the Company will be required to make a payment to its former development partner within 45 days after both the FDA notifies the Company of NDA approval for CPI-300, and all other necessary U.S. Regulatory Approvals for CPI-300 have been obtained. In addition, the Company will have to pay to its former development partner 10% of sales royalties received, and 3% of upfront payments received, should a distribution agreement be signed in the future.

b) Contingency

Subsequent to the end of the third quarter, the Court granted a motion to substitute the Company as defendant and counter plaintiff in place of Cary Pharmaceuticals Inc. in a lawsuit filed by Biovail Laboratories SLR (Biovail) in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the "Hatch-Waxman Act," with respect to Biovail's U.S. Patent No. 6,096,341. The Biovail lawsuit seeks to prevent the manufacture or sale of the product during the life of the Biovail patent. The Company believes that the product does not infringe Biovail's patent and will assert its rights. No provision has been made in the accounts for this claim.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

5.	Capital Stock

	September 30,	December 31,
	2010	2009

Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
39,581,271 (December 31, 2009 - 33,081,271) common shares	$396	$331

On August 27, 2010, as part of a private placement, the Company issued 6,500,000 units for gross proceeds of CAD$2.6 million (approximately US$2,465 thousand). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of CAD$0.50 (approximately US$0.47) per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $1,490 thousand. (See note 5 for the portion allocated to the warrants.)

The Company paid an agent a cash commission in the amount of CAD$208 thousand (approximately US$197 thousand), which is equal to 8% of the gross proceeds of the offering, a corporate finance fee of CAD$20 thousand (approximately US$19 thousand), and issued 520,000 compensation options, which was equal to 8% of the number of units sold in the offering. Each compensation option entitles the holder to purchase one common share in the capital of the Company at an exercise price of CAD$0.50 (approximately US$0.47) per common share and expires 24 months after the date of issuance of the unit.

In addition, the Company paid approximately $140 thousand in cash consideration for other transaction costs. All the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

6.	Additional Paid-In Capital

Stock Options

At the Annual General Meeting on June 3, 2010, the Shareholders of the Company approved an amendment to the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 2,074,000 to 3,308,127, or 10% of the Company’s issued and outstanding shares as of April 5, 2010.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Additional Paid-In Capital (Cont’d)

On January 21, 2010, the Company granted 50,000 stock options to SectorSpeak as compensation for investor relation services. The stock options are exercisable into common shares at an exercise price of $0.47 per share option, which expire on January 21, 2013. The stock options vest 50% on the first, and 50% on the second, anniversary of the agreement. The stock options were accounted for at their fair value of $15 thousand, as determined by the Black-Scholes valuation model, using the assumptions below:

Expected volatility	120%
Expected life	3.0 years
Risk-free interest rate	1.39%
Dividend yield	Nil

On May 17, 2010 the Company granted 75,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.45 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $21 thousand, using the following assumptions:

Expected volatility	124%
Expected life	2.5 years
Risk-free interest rate	1.05%
Dividend yield	Nil

On May 17, 2010 the Company granted 25,000 stock options to each of 3 employees to purchase common shares. The stock options are exercisable at $0.45 per share, vest over 2 years at 25% every six months and expire on May 17, 2015. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $23 thousand, using the following assumptions:

Expected volatility	129%
Expected life	3.13 years
Risk-free interest rate	1.30%
Dividend yield	Nil

On August 10, 2010 the Company granted 75,000 stock options to each of 2 non-employee directors to purchase common shares. The stock options are exercisable at $0.37 per share, vest over 2 years at 25% every six months and expire on August 10, 2015. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $39 thousand, using the following assumptions:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Additional Paid-In Capital (Cont’d)

Expected volatility	118%
Expected life	3.13 years
Risk-free interest rate	0.78%
Dividend yield	Nil

Compensation expenses for stock-based compensation of $60 thousand and $67 thousand were recorded during the nine-month period ended September 30, 2010 and 2009 respectively. Of the amount expensed in 2010, $11 thousand (2009 - $36 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, $25 thousand (2009 - $31 thousand) relates to stock options granted to employees and $24 thousand (2009 - $Nil) relates to stock options granted to non-employee directors. As at September 30, 2010, the Company has $82 thousand (2009 - $22 thousand) of unrecognized stock-based compensation.

Warrants

On July 28, 2010, the Company restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The exercise price of these warrants had previously been restated from their original exercise price of $1.02 to $0.80 on March 19, 2008. Each of these modifications was treated as an exchange of the original warrant for a new warrant in accordance to FASB ASC 718 “Compensation-Stock Compensation”. The July 28, 2010 restatement resulted in an increase in fair value of the warrants of approximately $96 thousand. This increase was recorded as an additional compensation expense and a corresponding increase in additional paid-up capital.

The expiry provision of the Warrants has also been amended such that the expiration date of the Warrants will be accelerated if the Company's common shares trade at, or above, $0.625 for a period of 60 consecutive trading days. The trading price for purposes of this amendment will be calculated by using the average of the closing prices on the Toronto Venture Exchange and the OTCBB. If the Company's shares trade above $0.625 for a period of 60 consecutive trading days, warrant holders will then have 30 calendar days to exercise the Warrants they hold, after which time such Warrants shall expire.

On August 27, 2010 the Company issued 6,500,000 stock purchase warrants exercisable into common shares at CAD$0.50 (approximately US$0.47) per share which expire on August 27, 2013. The stock purchase warrants were issued in connection with the August 27, 2010 private placement described in note 4. The stock purchase warrants were valued at $974 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	116%
Expected life	3 years
Risk-free interest rate	0.83%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

7.	Related Party Transactions

During the nine-month period ended September 30, 2010, the Company incurred expenses of approximately $13 thousand (2009 - $13 thousand) for laboratory equipment leased from a shareholder, who is also an officer of the Company. The lease agreement covering the assets expired on August 31, 2010 and the Company purchased the assets from a shareholder for a consideration of approximately $19 thousand in aggregate.

Included in management salaries are $17 thousand (2009 - $15 thousand) for options granted to the Chief Financial Officer and $4 thousand (2009 - $Nil) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $24 thousand (2009 - $Nil) for options granted to non-employee directors.

Also included in management salaries are director fees of $64 thousand (2009 - $15 thousand) for attendance to board meetings and audit committee meetings.

Included in accounts payable and accrued liabilities is approximately $23 thousand (2009 - $10 thousand) payable to shareholders, who are also officers of the Company.

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

In addition, IntelGenx may choose to pursue the development of certain products until the project reaches the marketing and distribution stage. The Company will assess the potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against the potential for additional returns earned by partnering later in the development process.

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

Key Developments

The Company achieved a number of milestones in its strategic development, growth and future income potential so far in 2010, most notably:

Private Placement Financing:

On August 27, 2010 IntelGenx announced that it has closed a private placement offering of 6,500,000 units at CAD$0.40 per unit for gross proceeds of CAD$2.6 million. Each unit consists of one common share in the capital of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.50 expiring on August 27, 2013. The proceeds of the private placement will be used to support the Company's strategic development projects and for working capital purposes.

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

On August 18, 2009 Cary was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Any decision could have an effect on IntelGenx' potential revenues relating to CPI-300. On October 19, 2010 the Court granted a motion to substitute IntelGenx as defendant and counter plaintiff in place of Cary Pharmaceuticals Inc. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

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

On February 8, 2010 IntelGenx received a Complete Response Letter (“CRL”) from the FDA regarding CPI-300. The CRL lists two main issues which need to be addressed before obtaining final approval: 1) qualification of Pillar5 as the commercial manufacturing site and 2) an observed food effect seen with CPI-300 and the reference product. The FDA found no other notable deficiencies in the NDA. As noted in the January 11, 2010 press release, the FDA was notified about Pillar5. IntelGenx believes the food effect issue can be addressed through a label adjustment and post-approval education. In addition, the company plans to conduct a pilot food effect study with CPI-300 tablets having a modified enteric coating. On June 10, 2010 IntelGenx met with FDA to clarify the steps necessary to obtain approval.

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

On June 21, 2010 IntelGenx announced that it recently met with the FDA to discuss its response to the CRL. The Agency confirmed that it agrees with the clinical plan the company is proposing to address the previously observed food effect and to demonstrate bioequivalency of product manufactured at the new manufacturing site. Based on FDA's recommendations regarding the stability data required to support the new manufacturing site, the company expects to file the amendment to the NDA in the first half of 2011.

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

Anti-Migraine Film:

On April 21, 2010 IntelGenx announced that it had executed a binding term-sheet with RedHill Biopharma Ltd., an Israeli corporation ("RedHill") to co-develop and license IntelGenx' first oral thin film product based upon the Company's proprietary VersaFilm technology. The product is intended for the rapid relief of migraine.

On August 30, 2010 IntelGenx and RedHill announced that they have entered into a co-development and commercialization agreement for the product. Under the terms of the definitive co-development and commercialization agreement, RedHill has obtained certain exclusive worldwide rights to market and sell IntelGenx' rapidly dissolving anti-migraine oral film product. In exchange IntelGenx will receive upfront, milestone, and external development fees totaling up to $2.1 million from RedHill. RedHill will also be responsible for regulatory filing fees, if necessary. Furthermore, upon commercialization of the product, IntelGenx could receive, depending on the circumstance, up to 75% of all proceeds including, but not limited to, all sales milestones and income from the product world-wide.

Erectile Dysfunction Film:

On September 2, 2010 IntelGenx announced the completion of a pilot study that indicates that IntelGenx has successfully developed a novel oral film, INT007, that is bioequivalent to a leading branded tablet containing a phosphodiesterase type 5 (PDE-5) inhibitor for the treatment of erectile dysfunction. INT007 has been developed using IntelGenx' proprietary immediate release VersaFilm drug delivery technology.

This was a randomized, two-period, two-way crossover study in healthy male subjects. The study was designed to determine whether INT007 was bioequivalent to a leading branded PDE-5 inhibitor tablet as measured by industry standard pharmacokinetic measures, peak plasma concentration (Cmax) and area under the curve (AUC). The study results demonstrated that INT007 was within the range of bioequivalency on both of these measures. The study also measured time to peak concentration (Tmax), a common determinant of rate of absorption. IntelGenx' INT007 film achieved Tmax 27% quicker than the oral tablet formulation, indicating a potentially faster onset of action.

VersaFilm Manufacturing:

On January 25, 2010 IntelGenx announced a strategic alliance with LTS Lohmann Therapie-Systeme AG (LTS) for the exclusive manufacturing of pharmaceutical products developed by IntelGenx using its VersaFilm drug delivery technology. VersaFilm is comprised of a thin polymeric film using components that are safe and approved by the FDA. VersaFilm provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. IntelGenx currently has six products in development using the VersaFilm technology.

Manufacturing Partnership and Ownership Position in Manufacturing Facility:

On April 30, 2010 IntelGenx entered into a Memorandum of Agreement ("Agreement") with Pillar5 Pharma Inc. Pursuant to the Agreement, IntelGenx undertakes to use its best efforts to ensure that distributors of IntelGenx' oral solid dose pharmaceutical products developed for commercial production be directed to Pillar5 for purposes of negotiating a manufacturing agreement requiring Pillar5 to manufacture those products. As consideration for this undertaking, Pillar5 issued to IntelGenx 114 voting common shares of Pillar5, representing 10% of the issued and outstanding shares of Pillar5. The shares will be held in escrow and are forfeitable by IntelGenx until Pillar5 achieves certain revenue targets and are subject to restrictions on transfer pursuant to the Agreement. IntelGenx has a right of first refusal in the event of bona fide sale to a third party of all of the shares or substantially all of the assets of Pillar5. Pursuant to the Agreement, IntelGenx has designated a nominee to serve on the board of directors of Pillar5 and Pillar5 has designated a nominee to serve on the board of directors of IntelGenx Technologies Corp.

Currency rate fluctuations

The Company’s operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, the Company’s results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations - nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009.

			Increase/	Percentage
In U.S.$ thousands	2010	2009	(Decrease)	Change

Revenue	$1,214	$1,085	$129	12%
Research and Development Expenses	1,186	1,109	77	7%
Research and Development Tax Credit	(72)	(116)	(44)	38%
Management Salaries	447	366	81	22%
General and Administrative Expenses	176	288	(112)	39%
Professional Fees	1,430	228	1,202	527%
Interest and Financing Fees	97	766	(669)	87%
Foreign Exchange	(4)	(96)	(92)	96%
Income taxes	-	(127)	(127)	N/A
Net Income (Loss)	(2,078)	(1,365)	(713)	52%

Revenue

Total revenue increased by $129 thousand, or 12%, to $1,214 thousand for the nine months ended September 30, 2010 from $1,085 thousand for the nine months ended September 30, 2009.

In the first nine months of 2010, royalty revenues earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, increased by approximately 3% to $199 thousand from $194 thousand in the same period of the previous year.

Revenue earned from the Company’s pharmaceutical partners for development milestones achieved, including non-refundable upfront license fees, decreased by $209 thousand, or 31%, to $680 thousand, compared with $889 thousand in the previous year. The decrease is attributable to development contracts that were in effect during 2009 that have either been temporarily suspended, postponed, or terminated, and relate primarily to the suspension of R&D operations by Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc.) and Circ Pharma, whereas the co-development and commercialization agreement entered into with RedHill Biopharma Ltd. on August 26, 2010 partially compensated for the reduction in revenue. In addition, the commercialization of Gesticare® results in royalty income, which is partially offset by reduced development milestones for this pre-natal multivitamin supplement project. The Company is currently negotiating with a number of potential partners related to new development projects for various drug candidates and, whilst the timing of such events is difficult to predict, is optimistic of securing contracts in the near future.

Interest and other income of $335 thousand were recorded in the first nine months of 2010, compared with $2 thousand in the same period of the previous year. Included within other income in fiscal 2010 is approximately $329 thousand relating to the write-back of potential liabilities accrued in previous years that are no longer expected to be realized.

Research and Development (“R&D”) Expenses

R&D expenses for the nine months ended September 30, 2010 were $1,186 thousand, representing an increase of $77 thousand, or 7%, compared to $1,109 thousand for the nine months ended September 30, 2009.

The increase in R&D expenses for the first nine months of 2010 primarily relates to a foreign exchange impact of approximately $124 thousand arising from the translation of the Company’s operating currency into its reporting currency, which was partially offset by a decreased level of R&D project expenses.

Included within R&D expenses for the nine months ended September 30, 2010 are R&D Salaries of $357 thousand, of which approximately $5 thousand represents non-cash compensation. This compares to R&D salaries of $306 thousand in the nine month period ended September 30, 2009, of which approximately $1 thousand represented non-cash compensation. The increase in R&D Salaries is primarily attributable to the foreign exchange impact of approximately $37 thousand arising from the translation of the Company’s operating currency into its reporting currency, plus R&D staff salary increases.

In the first nine months of 2010 the Company recorded estimated Research and Development Tax Credits and refunds of $72 thousand, as compared to $116 thousand in the same period of 2009.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased to $447 thousand in the first nine months of 2010, representing an increase of $81 thousand, or 22%, compared to $366 thousand in the same period of 2009. The increase is primarily attributable to a foreign exchange impact of approximately $46 thousand arising from the translation of the Company’s operating currency into its reporting currency, and the payment of Directors Fees in the amount of $64 thousand (2009: $15 thousand), partially compensated by a reduction in stock compensation expense.

Included in management salaries in the first nine months of 2010 are approximately $21 thousand (2009: $30 thousand) in non cash compensation resulting from options granted to management employees in 2008 and 2009, and $24 thousand (2009: $Nil) in non cash compensation from options granted to non-employee directors in 2010.

General and administrative expenses decreased to $176 thousand in the first nine months of 2010 from $288 thousand in the first nine months of 2009. The decrease relates to expenses incurred in fiscal 2009 that did not recur in 2010, namely a provision for doubtful debts in the amount of $99 thousand, and the write-off of a deposit in the amount of approximately $27 thousand related to the anticipated lease of new premises.

Professional Fees

Professional fees for the nine months ended September 30, 2010 increased to $1,430 thousand compared to $228 thousand for the nine months ended September 30, 2009.

The increase in professional fees is primarily attributable to legal expenses of approximately $973 thousand related to the defense of the Biovail lawsuit. On August 18, 2009, the Company’s former development partner Cary Pharmaceuticals was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Under an agreement executed between IntelGenx and Cary on May 7, 2010, Cary assigned its 50% ownership stake in CPI-300, including all rights and interest in the regulatory approvals as well as the NDA, and IntelGenx assumed full and complete responsibility for the Biovail litigation, including the costs thereof. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

In addition, general legal expenses increased by approximately $126 thousand to $155 thousand in the first nine months of 2010, primarily as a result of negotiations to acquire a strategic ownership position in Pillar5 Pharma Inc., a state-of-the-art manufacturer of quality product for the pharmaceutical industry, and the acquisition from Cary Pharmaceuticals of full ownership of CPI-300, a novel strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

Also included within professional fees for the first nine months of 2010 are business development expenses of approximately $47 thousand (2009: $8 thousand) and shareholder / investor relations expenses of approximately $145 thousand (2009: $94 thousand).

Included within professional fees in the first quarter of 2010 is a non-cash expense of approximately $11 thousand for options granted to investor relation firms for investor relation services compared to $36 thousand in the same period last year.

The increase in professional fees also includes a foreign exchange impact of approximately $149 thousand arising from the translation of the Company’s operating currency into its reporting currency.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $156 thousand for the nine months ended September 30, 2010, compared to $67 thousand for the nine months ended September 30, 2009.

On July 28, 2010, the Company restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The restatement resulted in an increase in the fair value of the warrant and an additional compensation charge of approximately $96 thousand.

The Company expensed approximately $25 thousand in the first half of 2010 for options granted to Company employees in 2008, 2009 and 2010 under the 2006 Stock Option Plan and approximately $24 thousand for options granted to non-employee directors in 2010, compared with $31 thousand and $Nil expensed in the same period last year respectively.

The Company also expensed $11 thousand in the first half of 2010 for options granted to investor relation firms for investor relation services, compared to $36 in the same period last year.

There remains approximately $82 thousand in stock based compensation to be expensed in fiscal 2010 and 2011 of which approximately $64 thousand relates to the issuance of options to employees and directors of the Company during 2008, 2009 and 2010, and approximately $18 thousand relates to options granted to investor relations firms. The Company anticipates the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

Interest and financing fee expense totaled $97 thousand for the nine months ended September 30, 2010, compared with $766 thousand for the nine months ended September 30, 2009.

On July 28, 2010, the Company restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The restatement resulted in an increase in the fair value of the warrant and an additional compensation charge of approximately $96 thousand.

Included within the cost for 2009 were interest payments and an accretion expense totaling $591 thousand related to convertible notes issued in May 2007, the outstanding balance of which was repaid in September 2009. In addition, in the third quarter of 2009, $253,908 of convertible notes were exchanged for 705,158 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of the Company’s third quarter 2009 Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of approximately $175 thousand, which was expensed in the third quarter of 2009.

Foreign Exchange

A foreign exchange gain of approximately $4 thousand was recorded in the nine months ended September 30, 2010 compared with a foreign exchange gain of $96 thousand in the nine months ended September 30, 2009. The foreign exchange gains relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the nine months ended September 30, 2010 was $2,078 thousand and represents an increased loss of $713 thousand compared to the net loss of $1,365 thousand for the same period of the previous year. The main items resulting in the increase in net loss are summarized as follows:

a)	Legal expenses incurred of approximately $973 thousand related to the defense of the Biovail lawsuit
b)	An increase of general legal expenses of approximately $126 thousand related primarily to the strategic acquisitions of an ownership position in Pillar5 Pharma Inc., and full ownership of CPI-300
c)	A reduction of foreign exchange gain of approximately $92 thousand
d)

A reduction in interest and financing fees of approximately $669 thousand as a result the repayment in September 2009 of convertible notes issued in May 2007, partly offset by the loss of the related deferred tax credit of approximately $127 thousand

Included within the net loss in the first nine months of 2010 is approximately $217 thousand related to a foreign exchange impact arising from the translation of the Company’s operating currency into its reporting currency, which is the effect of the weakened U.S. dollar versus Canadian dollar during recent months.

Key items from the Balance Sheet - September 30, 2010 compared to December 31, 2009.

In U.S.$ thousands			Increase/	Percentage
	2010	2009	(Decrease)	Change

Current Assets	$2,578	$2,703	$(125)	5%
Property and Equipment	158	158	0	N/A
Current Liabilities	315	704	(389)	55%
Capital Stock	0	0	0	0%
Additional Paid-in-Capital	11,073	8,809	2,264	26%

Current Assets

Current assets totaled $2,578 thousand at September 30, 2010, as compared to $2,703 thousand at December 31, 2009. The decrease of $125 thousand is attributable to a decrease in accounts receivable and investment tax credits receivable of approximately $248 thousand and $103 thousand respectively, partially compensated by an increase in cash of $221 thousand.

Prepaid Expenses

As of September 30, 2010, prepaid expenses totaled $53 thousand as compared to $48 thousand at December 31, 2009.

Liquidity and Capital Resources

On August 27, 2010, the Company completed a private placement of 6,500,000 units at CAD$0.40 (approximately US$0.38) per unit for gross proceeds of CAD$2.6 million (approximately US$2,465 thousand). Each unit consists of one common share in the capital of the Company and one common share purchase warrant. Each warrant entitles the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.50 (approximately US$0.47) expiring on August 27, 2013. The exercise price of the warrants is subject to adjustment for certain events, including without limitation, dividends, distributions or split of the Company's common stock, subsequent rights offerings by the Company, or in the event of the Company's consolidation, merger or reorganization. The proceeds of the private placement will be used to support the Company’s strategic development projects and for working capital purposes.

The Company paid an agent a) cash compensation in the amount of CAD$208 thousand (approximately US$197 thousand), which is equal to 8% of the gross proceeds of the Offering, b) a corporate finance fee of CAD$20 thousand (approximately US$19 thousand) and c) issued 520,000 compensation options, which was equal to 8% of the number of units sold in the offering. Each compensation option entitles the agent to purchase one common share in the capital of the Company at an exercise price of CAD$0.50 (approximately US$0.47) expiring on August 27, 2012. The exercise price of the compensation options is subject to adjustment for certain events, including without limitation, dividends, distributions or split of the Company's common stock, subsequent rights offerings by the Company, or in the event of the Company's consolidation, merger or reorganization.

In addition, the Company paid approximately $140 thousand in cash consideration for other transaction costs. All of the above transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

Cash and cash equivalents totaled $1,746 thousand as of September 30, 2010 representing an increase of $221 thousand as compared to $1,525 thousand as of December 31, 2009.

As of September 30, 2010, accounts receivable totaled $370 thousand, as compared to $618 thousand as of December 31, 2009. In addition, the Company had R&D investment tax credits receivable of approximately $409 thousand as of September 30, 2010 as compared to $512 thousand as at December 31, 2009. The Company expects to receive approximately $132 thousand of the R&D investment tax credits during the fourth quarter of 2010, and approximately $204 thousand in the first quarter of 2011.

Accounts payable and accrued liabilities as of September 30, 2010 amounted to $315 thousand (December 31, 2009 - $704 thousand), of which approximately $43 thousand relates to research and development activities, approximately $145 thousand relates to professional fees, and approximately $97 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $23 thousand due to a shareholder. The reduction in accounts payable and accrued liabilities as of September 30, 2010 compared with December 31, 2009 is primarily attributable to the write-back of potential liabilities accrued in previous years that are no longer expected to be realized

Property and Equipment

As at September 30, 2010, the net book value of property and equipment amounted to $158 thousand, compared to $158 thousand at December 31, 2009. In the nine months ended September 30, 2010 additions to assets totaled $29 thousand, depreciation amounted to $32 thousand and a foreign exchange loss of $3 thousand was recorded.

Capital Stock

As at September 30, 2010 capital stock amounted to $396 compared to $331 at December 31, 2009. The increase reflects the issuance of 6,500,000 shares at par value of $0.00001 related to the private placement completed on August 27, 2010. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $11,073 thousand at September 30, 2010, as compared to $8,809 thousand at December 31, 2009. The change is made up of increases of $1,490 thousand, $974 thousand, and $117 thousand for the private placement completed on August 27, 2010 in relation to common stock issued, warrants, and agent’s compensation respectively as well as a decrease of $473 thousand for transaction costs. Additional paid in capital also increased by $96 thousand related to the modification of warrant terms, and by $60 thousand for stock based compensation of which approximately $11 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $49 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows - nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009

In U.S.$ thousands			Increase/	Percentage
	2010	2009	(Decrease)	Change

Operating Activities	$(1,933)	$(976)	$957	98%
Financing Activities	2,109	2,219	(110)	5%
Investing Activities	(29)	256	(285)	111%
Cash and cash equivalents - end of period	1,746	2,197	(451)	21%

Statement of cash flows

Net cash used by operating activities was $1,933 thousand in the nine months ended September 30, 2010, compared to $976 thousand for the same period in 2009. In the first nine months of 2010, net cash used by operating activities consisted of an operating loss of $2,078 thousand and an increase in non-cash operating elements of working capital of $43 thousand. The increase in net cash used by operating activities is primarily attributable to the costs of the Biovail litigation in respect of CPI-300.

Operating activities will continue to consume the Company’s available funds until the Company is able to generate increased revenues.

The net cash provided by financing activities was $2,109 thousand in the first nine months of 2010, compared to $2,219 thousand provided in the same period of 2009. The net cash provided in 2010 resulted from the private placement completed on August 27, 2010 for gross proceeds of $2,465 thousand, less related transaction costs of $356 thousand. Of the net cash provided by financing activities in the previous year, $3,873 thousand came from private placements completed in the third quarter of 2009, less $678 thousand used to pay related transaction costs of those private placements and less $976 thousand used to repay the balance of convertible notes that were outstanding at September 22, 2009.

Net cash used in investing activities amounted to $29 thousand for the nine months ended September 30, 2010 compared to net cash provided of $256 thousand in the same period of 2009. Included within the provision of funds in 2009 was approximately $277 thousand in respect of the restricted cash for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals that was terminated on May 7, 2010.

Cash of $29 thousand was used to purchase capital assets in the first nine months of 2010 (2009: $21 thousand), including approximately $19 thousand for laboratory equipment that was purchased from a shareholder, who is also an officer of the Company.

The balance of cash and cash equivalents as of September 30, 2010 amounted to $1,746 thousand, compared to $2,197 thousand at September 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

This report contains certain forward -looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward- looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10Q, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Annual Report. You should not place undue reliance on these forward- looking statements. You should be aware that our actual results could differ materially from those contained in the forward- looking statements due to a number of factors such as:
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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II

Item 1. Legal Proceedings

In June of 2009 we announced that our New Drug Application filing for our antidepressant CPI-300 had been accepted by the FDA for standard review. We entered into a collaborative agreement with Cary Pharmaceuticals Inc. (Cary) in November 2007 to jointly develop and commercialize CPI-300 using our proprietary oral delivery technology. CPI-300 is a novel, high strength dosage of Bupropion HCl, the active ingredient in Wellbutrin XL® for which Biovail Laboratories SLR (Biovail) holds the patent. As required in connection with the filing of the NDA, our former development partner Cary, which served as the NDA applicant, provided notice of the NDA filing to Biovail asserting that CPI-300 would not infringe Biovail's patents. On August 18, 2009, we learned that Cary was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 with respect to Biovail's U.S. Patent No. 6,096,341 for Wellbutrin XL®. The filing of the patent infringement lawsuit instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012. Under an agreement executed between IntelGenx and Cary on May 7, 2010, Cary assigned its 50% ownership stake in CPI-300, including all rights and interest in the regulatory approvals as well as the NDA, and IntelGenx assumed full and complete responsibility for the Biovail litigation, including the costs thereof. On October 19, 2010 the Court granted a motion to substitute IntelGenx as defendant and counter plaintiff in place of Cary. IntelGenx believes CPI-300 does not infringe Biovail's patent and is vigorously defending its position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. (Reserved)

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 10.1*	Co-Development and Commercialization Agreement
Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment has been requested for partners of this document, which are omitted and filed separately with the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: November 9, 2010	By:	/S/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 9, 2010	By:	/S/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer