Form 10-K
period 2010-12-31
IntelGenx Technologies Corp.
filed 2011-03-29
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to  __________

Commission File Number: 000-31187

IntelGenx Technologies Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6425 Abrams, Ville Saint Laurent, Quebec	H4S 1X9
(Address of principal executive offices)	(Zip Code)

(514) 331-7440
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]       No [X]

As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $11,302,636 based on the closing price of the registrant’s common shares of U.S. $0.50, as reported on the OTC Bulletin Board on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2011
Common Stock, $.00001 par value	39,808,896 shares

Documents incorporated by reference: None.

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2010 closing rate reported by the Bank of Canada, being U.S. $1.00 = C$0.9946.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause IntelGenx' actual results to differ materially from the expectations IntelGenx describes in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Controlled release (CR) delivery systems play an important role in the development of orally administered drug delivery systems. Controlled release technology provides patients with the required amount of medication over a pre-determined, prolonged period of time. Because of the reduced fluctuation of the active drug in the blood and the avoidance of plasma spikes, controlled release products are deemed safer and more tolerable than conventional dosage forms, and have shown better patient compliance.

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

The Oral Film technology (“VersaFilm”) is made up of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia (USP) components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm technology is designed to provide a rapid response compared to existing conventional tablets. The VersaFilm technology is intended for indications requiring rapid onset of action, such as migraine, motion sickness, erectile dysfunction, and nausea.

The Mucoadhesive Tablet (“AdVersa”) is a drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect, whereby the liver metabolizes the active ingredient and greatly reduces the level of drug in the systemic circulation, (ii) it leads to a higher absorption rate in the oral cavity as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. The Mucoadhesive Tablet technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” drugs are essentially copies of drugs that have already received FDA approval).

INT0001/2004. This is the most advanced generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL and its European equivalent Beloc-ZOK has been demonstrated in-vitro. The product has been tested in phase I studies. Pivotal development activities are ongoing.

INT0004/2006. The development of a new, higher strength of the antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL®, has been completed. A regulatory file for a 505(b)(2) New Drug Application (NDA) submission was filed in April, 2009. In a complete response letter received on February 4, 2010, the FDA commented on the food effect, which was observed in the food effect study included in the NDA, and on the lack of a commercial manufacturer. Both issues have been resolved with new pivotal batches being manufactured by Pillar5 Pharma and, using product from these pivotal batches, a new clinical study is being undertaken to address the food effect. A response to the complete response letter is expected to be filed in the second quarter of 2011.

INT0006/2005. We have entered into a development agreement with Azur Pharma for the development and manufacture of a prenatal vitamin supplement. The product was developed using product specific intellectual property that we developed. The product was launched in the United States during the fourth quarter of 2008 under the brand name Gesticare®.

INT0010/2006. We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal mucoadhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. A clinical biostudy undertaken in 2009 on the mucoadhesive tablet developed by IntelGenx indicated improved bioavailability and reduced first-pass metabolization of the drug. In the 4th quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to US Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project. We are preparing pivotal activities, including manufacturing scale-up and a clinical efficacy study.

INT0007/2006. An oral film product based on our proprietary edible film technology is currently in the optimization stage. The product is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the third quarter of 2010 indicate that the product is bioequivalent with the reference listed drug.

INT0008/2007. An oral film product based on our proprietary edible film technology is currently in the pivotal stage of development, with pivotal batch manufacturing expected to be completed in the third quarter of 2011. The product is intended for the treatment of migraine. The results of a phase I pilot study that was conducted in 2009 indicate that the product is bioequivalent with the reference listed drug. In the third quarter of 2010, we entered into an agreement with RedHill Biopharma Ltd. for the co-development and commercialization of this product.

INT0019/2009. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of diarrhea.

INT0020/2010. An oral film product based on our proprietary edible film technology is currently being tested for bioequivalence against the reference listed drug. Results are expected in the first half of 2011. The product is intended for the treatment of insomnia.

INT0022/2010. An oral film product based on our proprietary edible film technology is currently in the final stages of optimization. The results of a phase I pilot study that was conducted in 2010 indicate that the product is bioequivalent with the reference listed drug. The product is intended for the treatment of bipolar disorder.

INT0024/2010. An oral tablet product based on our proprietary multilayer tablet technology is currently in the early development stage. The product is intended for the treatment of idiopathic pulmonary fibrosis.

INT0025/2010. An oral controlled release film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of benign prostatic hyperplasia.

INT0026/2011. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of benign prostatic hyperplasia.

The current development status of each of our products as of the date of this report is summarized in the following table:

Product	Application	Status of Development
INT0001/2004	CHF (Coronary Heart Failure), Hypertension	Pivotal batches in preparation.
INT0004/2006	Antidepressant

NDA filed April, 2009; complete response letter received Q1/2010. Pivotal batches completed at new manufacturing facility. Pivotal Phase I clinical study completed and ongoing stability study to support filing of response to complete response letter Q2, 2011.

INT0006/2005	Prenatal vitamin supplement	Product launched in USA Q4, 2008.
INT0010/2006	Neuropathic pain	Pilot biostudy completed. Pivotal activities in preparation.
INT0007/2006	Erectile Dysfunction	Pilot biostudy completed indicating bioequivalence with Reference Listed Drug (RLD).
INT0008/2007	Migraine	Pilot biostudy completed indicating bioequivalence with RLD. Pivotal activities ongoing.
INT0019/2009	Diarrhea	Formulation development ongoing.
INT0020/2010	Insomnia	Formulation development completed. Proof of concept clinical study ongoing.
INT0022/2008	Bipolar Disorder	Pilot biostudy completed indicating bioequivalence with RLD.
INT0024/2010	Idiopathic pulmonary fibrosis	Formulation development ongoing.
INT0025/2010	Benign prostatic hyperplasia	Formulation development ongoing.
INT0026/2011	Benign prostatic hyperplasia	Formulation development ongoing.

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing “blockbuster” products, (2) developing generic drugs with high barriers to entry, (3) developing products for the (non-pharmaceutical) nutritional supplement market, and (4) developing new drug delivery technologies.

Lifecycle Management Opportunities

We are seeking to position our delivery technologies as an opportunity for lifecycle management of products for which patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act. Such applications, known as a “505(b)(2) NDA”, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication. A 505(b)(2) NDA may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. The first formulation for a respective active ingredient filed with the FDA under a 505(b)(2) application may qualify for up to three years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe these so-called “505(b)(2) products” represent a viable business opportunity for us.

Generic Drugs with High Barriers to Entry

We will also plan to pursue the development of generic drugs that have certain barriers to entry, e.g., where product development and manufacturing are complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects only if the number of potential competitors is deemed relatively insignificant.

Nutritional Supplement Products

We plan to develop additional products for the nutritional supplement market based upon our proprietary drug delivery technologies. The market for these supplements is large, with little differentiation between products. Our proprietary technology is aimed at increasing the absorption rate of active ingredients. We believe that supplements represent attractive short-term revenue opportunities since they are not regulated as pharmaceutical products and do not require FDA approval.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm, and our AdVersa mucosal adhesive tablet, are two examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Valeant Pharmaceuticals International, Inc. (formerly Biovail Corporation), Labopharm Inc., Monosol Rx, Labtec GmbH and Skye Pharma PLC, have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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

We formed a strategic alliance with LTS Lohmann Therapie-Systeme AG ("LTS") for the exclusive manufacturing of products developed by us using our VersaFilm drug delivery technology. LTS is regarded as a pioneer in the development and production of transdermal and film form/wafer oral systems and has become one of the world's leading suppliers for the international pharmaceutical industry. VersaFilm is IntelGenx' immediate release wafer technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. VersaFilm provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form.

We formed a strategic manufacturing partnership with, and took an ownership position in, Pillar5 Pharma Inc. (“Pillar5”). We have undertaken to use our best efforts to ensure that distributors of our oral solid dose pharmaceutical products that are developed for commercial production, be directed to Pillar5 for the purpose of negotiating a manufacturing agreement requiring Pillar5 to manufacture such products. As consideration for this undertaking, Pillar5 issued to us common shares representing 10% of the issued and outstanding shares of Pillar5.This manufacturing partnership secures the production of clinical test batches and commercial products for our VersaTab and AdVersa tablet products.

We are not a manufacturer and we do not usually purchase large quantities of raw materials. Our manufacturing partners, however, may purchase significant quantities of raw materials, some of which may have long lead times. If raw materials cannot be supplied to our manufacturing partners in a timely and cost effective manner, our manufacturing partners may experience delays in production that may lead to reduced supplies of commercial products being available for sale or distribution. Such shortages could have a detrimental effect on sales of the products and a corresponding reduction on our royalty revenues earned.

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

Patent No.	Title	Subject	Date submitted / issued
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued April 16, 2002
US Appl. 2007/0190144	Multilayer Tablet	Formulation and Method of Preparation of Multilayered Tablets	Published August 16, 2007
US Appl. 2007/0128272	Multi-Vitamin And Mineral Supplement	Formulation and Method of Preparation of Prenatal Multivitamin Supplement	Published June 7, 2007
US Appl. 2006/0127478	Oral dosage formulation	Multilayer oral dosage forms	Published June 15, 2006
US Appl. 11/782,838 PCT/IB2007/03950	Controlled Release Pharmaceutical Tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	July 25, 2006
US Patent 7674479	Sustained-release Bupropion and Bupropion / Mecamylamine tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	Issued March 9, 2010
US Appl. 12/836810	Oral Mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	July 15, 2010
US Appl. US 12/936.132	Oral film dosage forms and methods for making same	Optimization of Film strip technology	December 8, 2010
US Provisional Appl. US 61/327969	Methods for making improved solid oral dosage forms comprising Tadalafil	Oral films containing Tadalafil	April 26, 2010

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

  after successful completion of the required clinical testing, submission to the FDA of a New Drug Application, or NDA, or an Abbreviated New Drug Application, or ANDA, for generic drugs. In certain cases, an application for marketing approval may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. Such applications, known as a 505(b)(2) NDA, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication;

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2010 increased to $1,565 thousand as compared to $1,237 thousand for the year ended December 31, 2009. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development facility located in Ville Saint-Laurent, Quebec.

Employees

As of the date of this filing, we have 10 full-time and no part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this report before deciding to invest in shares of our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Risks Related to Our Business

We continue to sustain losses and our revenues are not sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $9,761 thousand since our inception in 2003 through December 31, 2010. To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties. Our revenues for the years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004 were $1,337 thousand, $1,279 thousand, $977 thousand, $863 thousand, $266 thousand, $20 thousand and $257 thousand respectively. Our revenues in 2010 consisted primarily of development fee revenues, including non-refundable upfront license fees, from three clients, royalty income earned from commercialization of the first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, which was commercialized in November 2008, and other income related to the write-back of previously accrued liabilities. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We will need to expend significant capital in order to continue with our research and development by hiring additional research staff and acquiring additional equipment. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we may be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock and our shareholders may suffer significant dilution.

The loss of the services of key personnel would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel, particularly Horst Zerbe, our Chairman of the Board and Chief Executive Officer, would be detrimental to our research and development programs and to our overall business. We carry key-man life insurance for Mr. Zerbe with insurance coverage of 1 million dollars.

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

Our existing agreements with pharmaceutical industry partners are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances, including, but not limited to, the following: a determination that the product in development is not likely to be successfully developed or not likely to receive regulatory approval; our failure to satisfy our obligations under the agreement, or the occurrence of a bankruptcy event. If any of our partnerships are terminated, we may be required to devote additional resources to the product, seek a new partner on short notice, or abandon the product development efforts. The terms of any additional partnerships or other arrangements that we establish may not be favorable to us.

We are also at risk that these partnerships or other arrangements may not be successful. Factors that may affect the success of our partnerships include the following:

  Our partners may incur financial and cash-flow difficulties that force them to limit or reduce their participation in our joint projects;

  Our partners may be pursuing alternative technologies or developing alternative products that are competitive to our product, either on their own or in partnership with others;

  Our partners may reduce marketing or sales efforts, or discontinue marketing or sales of our products, which may reduce our revenues received on the products;

  Our partners may terminate their partnerships with us. This could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities;

  Our partners may pursue higher priority programs or change the focus of their development programs, which could affect the partner’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, a common occurrence in recent years; and

  Our partners may become the target of litigation for purported patent or intellectual property infringement, which could delay or prohibit commercialization of our products and which would reduce our revenue from such products.

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we do.

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Valeant Pharmaceuticals International, Inc. (formerly Biovail Corporation), Labopharm Inc., Monosol Rx, Labtec GmbH and Skye Pharma PLC. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

We are dependent upon sales outside the United States, which are subject to a number of risks.

Our future results of operations could be harmed by risks inherent in doing business in international markets, including:

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

The failure to obtain timely regulatory acceptance of our products, any product marketing limitations, or any product withdrawals would have a material adverse effect on our business, financial condition and results of operations. In addition, before it grants approvals, the FDA or any foreign regulatory authority may impose numerous other requirements with which we must comply. Regulatory acceptance, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of accepted products for unapproved uses. Product acceptance could be withdrawn or civil and/or criminal sanctions could be imposed for our failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

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

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products.

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

Directors and others hold 28.7% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010. As a result, such stockholders, acting together, may have the ability to control matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and may affect the market price of our common stock. In deciding how to vote on such matters, those stockholders’ interests may conflict with yours.

Directors’ Independency

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

In the United States, our common stock is considered a “penny stock”.. The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy 3,100 square feet of leased space at a rate of CDN$8.64/square foot in an industrial zone in Ville St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We extended the term of the lease agreement to August 31, 2011 under similar financial conditions, with the option to terminate at any time after February 28, 2011, provided we give four months’ notice. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. In order to continue to support ongoing product development activities and allow the addition of further development programs we might be required to seek a different location in 2011. Management has started the search for alternative, or additional, facilities that would meet our short to medium requirements at affordable rates.

ITEM 3. LEGAL PROCEEDINGS

In June of 2009, we announced that our New Drug Application filing for our antidepressant CPI-300 had been accepted by the FDA for standard review. CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

As required under NDA filings, our former development partner Cary Pharmaceuticals (“Cary”), the NDA applicant, notified Biovail Laboratories SLR (“Biovail”), holder of the Wellbutrin XL® patent, of the filing contending non-infringement of the Wellbutrin XL® patent. On August 18, 2009, we learned that Cary was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware (the Court) for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 with respect to Biovail's U.S. Patent No. 6,096,341 for Wellbutrin XL®. The filing of the patent infringement lawsuit instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012.

On May 7, 2010 we executed a Project Transfer Agreement (the “Agreement”) with Cary, whereby Cary assigned its 50% ownership stake in CPI-300 to us. Pursuant to the Agreement, IntelGenx and Cary (collectively, the “Parties”) agreed to terminate the Collaborative Agreement entered into in November 2007 and Cary further agreed to transfer and assign the CPI-300 project to us. In addition, Cary assigned to us all rights and interest in the regulatory approvals that Cary had or may have had, including the NDA, and we assumed responsibility for the costs associated therewith. We obtained full and complete authority with respect to the prosecution and/or amendment of the NDA and the commercialization of the product and/or the technology encompassed in the CPI-300 project. We also assumed all obligations to, and responsibility for, the Biovail litigation, including the costs thereof. On October 19, 2010, the Court granted a motion to substitute us as defendant and counter plaintiff in place of Cary.

On January 4, 2011 we learned that the Court had ruled in our favor regarding claim construction for the two patent terms at issue in the action brought forward by Biovail. The ruling arises from a special proceeding required under U.S. patent law called a "Markman Hearing", where both sides present to the court their arguments on how they believe the patent terms at issue should be interpreted.

Subsequent to the ruling on the Markman Hearing, on February 3, 2011, we announced that the United States District Court of Delaware had dismissed the lawsuit against us.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

	OTCBB			TSX-V
	High	Low		High		Low
	(U.S.$)	(U.S.$)		(CAD$)		(CAD$)
2010
Fourth Quarter	$0.46	$0.28		$0.48		$0.27
Third Quarter	$0.52	$0.28		$0.50		$0.34
Second Quarter	$0.52	$0.40		$0.53		$0.42
First Quarter	$0.62	$0.42		$0.65		$0.425

2009
Fourth Quarter	$0.71	$0.52		$0.70		$0.57
Third Quarter	$0.70	$0.50		$0.74		$0.51
Second Quarter	$0.60	$0.28		$0.62		$0.37
First Quarter	$0.60	$0.25		$0.75		$0.40

2008
Fourth Quarter	$0.95	$0.30		$0.90		$0.50
Third Quarter	$0.98	$0.67		$1.09		$0.85
Second Quarter	$1.01	$0.80		$1.00		$0.80
First Quarter	$1.02	$0.51	$	N/A	$	N/A

Number of Shareholders

On March 7, 2011 there were approximately 81 holders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

At the Annual General Meeting of Stockholders on June 3, 2010, our shareholders approved an amendment to the 2006 Stock Option Plan in order to increase the number of shares available under the plan by 1,234,127 to 3,308,127.

As of December 31, 2010, 222,571 options have been exercised.

Equity Compensation Plan Information as of December 31, 2010

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	outstanding options,	outstanding	under equity
	warrants and rights	options,	compensation plans
		warrants and rights	(excluding securities
reflected in the first
column)

Equity Compensation Plans Approved by Security Holders	1,698,088	$0.53	1,387,468

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	1,698,088	$0.53	1,387,468

On September 26, 2006, we granted options to purchase 225,000 shares of common stock to three non-employee directors. These options have an exercise price of $0.41, vest upon issuance and expire on September 26, 2016. The expiration date was subsequently amended to September 26, 2011.

On October 1, 2006, we granted options to purchase up to 69,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest upon issuance, and expire on October 1, 2016. The expiration date was subsequently amended to September 26, 2011.

On November 9, 2006, we granted options to purchase up to 450,000 shares of common stock to the CEO and a management employee. These options have an exercise price of $0.41, vest upon issuance, and expire on November 9, 2016. The expiration date was subsequently amended to September 26, 2011.

On November 13, 2006, we granted options to purchase up to 250,000 shares of common stock to a consultant. These options have an exercise price of $0.41, vest over two years at the rate of 25% every six months, and expire on November 13, 2016. The expiration date was subsequently amended to September 26, 2011.

On November 16, 2006, we granted options to purchase up to 100,000 shares of common stock to employees and 25,000 options to a consultant. These options have an exercise price of $0.41, vest over 2 years at the rate of 25% every six months, and expire on November 16, 2016. The expiration date was subsequently amended to September 26, 2011.

On August 9, 2007, we granted options to purchase up to 107,500 shares of common stock to four non-employee directors. These options have an exercise price of $1.15, vest upon issuance, and expire on August 9, 2017. The expiration date was subsequently amended to August 9, 2012.

On August 9, 2007, we granted options to purchase up to 75,000 shares of common stock to our former Vice President of Business Development. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017. The expiration date was subsequently amended to August 9, 2012. The contract for the Business Development Consultant was terminated in November, 2010 and the options granted expired in February, 2011.

On August 9, 2007, we granted options to purchase up to 75,000 shares of common stock to our former chief financial officer. These options have an exercise price of $1.15, vest over 2 years at the rate of 25% every six months, and expire on August 9, 2017. The expiration date was subsequently amended to August 9, 2012. As the result of the termination of the employment agreement with our chief financial officer, options to purchase 75,000 shares of common stock expired un-exercised in November of 2008.

On May 22, 2008, we granted options to purchase up to 51,176 shares of common stock to two of our non-employee directors. These options have an exercise price of $0.85, vest immediately, and expire on May 22, 2013.

On May 29, 2008, we granted options to purchase up to 400,000 shares of common stock to Auctus Capital in consideration for investor relation services. The option grant was subject to shareholder approval to increase the number of shares to be issued under the 2006 Stock Option Plan. The shareholders approved to increase the number of shares by 473,251, to 2,074,000 at the Annual General Meeting on September 8, 2008. The options granted to Auctus Capital have an exercise price of $1.00, and vest based on a combination of the achievement of certain performance conditions and the passage of time. As a result of the termination of the agreement, all options to purchase common stock expired un-exercised in May of 2009.

On September 8, 2008, we granted options to purchase up to 75,000 shares of common stock to a non-employee director of the company. These options have an exercise price of $0.85, vest immediately, and expire on September 8, 2013.

On September 8, 2008, we granted options to purchase up to 100,000 shares of common stock to our chief financial officer. These options have an exercise price of $0.85, vest over 2 years at the rate of 25% every six months, and expire on September 8, 2013.

On March 11, 2009, we granted options to purchase up to 25,000 shares of common stock to an employee of the company. The options have an exercise price of $0.31, vest over 2 years at the rate of 25% every six months, and expire on March 11, 2014.

On October 3, 2009, we granted options to purchase up to 50,000 shares of common stock to Little Gem Life Science Partners in consideration for investor relation services. The options have an exercise price of $0.55, vest 50% on the first anniversary, and 50% on the second anniversary, of the agreement and expire on October 3, 2012.

On November 24, 2009, we granted options to purchase up to 125,000 shares of common stock each to three of our non-employee directors, the chief financial officer and the chief executive officer. The options have an exercise price of $0.61. The options for the non-employee directors vest immediately and the options for the executive employees vest over 2 years at the rate of 25% every six months. All options expire on November 24, 2014.

On January 22, 2010, we granted options to purchase up to 50,000 shares of common stock to Sector Speak in consideration for investor relation services. The options have an exercise price of $0.47, vest 50% on the first anniversary, and 50% on the second anniversary, of the agreement and expire on January 22, 2013.

On May 17, 2010, we granted options to purchase up to 75,000 shares of common stock to a non-employee director. The options have an exercise price of $0.45, vest immediately, and expire on May 17, 2015.

On May 17, 2010, we granted options to purchase up to 25,000 shares of common stock to each of 3 employees. The options have an exercise price of $0.45, vest over 2 years at the rate of 25% every six months, and expire on May 17, 2015.

On August 10, 2010, we granted options to purchase up to 75,000 shares of common stock to each of 2 non-employee directors. The options have an exercise price of $0.37, vest over 2 years at the rate of 25% every six months, and expire on August 10, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2010, we did not issue (or contract to issue) equity securities without registration under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of the financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and, once the viability of a product has been demonstrated, to license the commercial rights to partners in the pharmaceutical industry. In certain cases, we rely upon partners in the pharmaceutical industry to fund development of the licensed products, complete the regulatory approval process with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

In addition, we may choose to pursue the development of certain products until the project reaches the marketing and distribution stage. We will assess the potential for successful development of a product and associated costs, and then determine at which stage it is most prudent to seek a partner, balancing such costs against the potential for additional returns earned by partnering later in the development process.

We have also undertaken a strategy under which we will work with pharmaceutical companies in order to develop new dosage forms for pharmaceutical products for which patent protection is nearing expiration. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials, other than bioavailability studies, conducted by or for the sponsor.

We are currently continuing to develop the existing products in our pipeline and may also perform research and development on other potential products as opportunities arise.

We currently purchase and/or lease, on an as-needed basis, the equipment necessary for performing research and development activities related to our products.

We plan to hire new personnel, primarily in the area of research and development, on an as-needed basis as we enter into partnership agreements and increase our research and development activities.

Key Developments

We achieved a number of milestones in our strategic development, growth and future income potential throughout 2010, and subsequent to the end of the year, most notably:

Private Placement Financing:

On August 27, 2010 we announced the closing of a private placement offering of 6,500,000 units at CAD$0.40 per unit for gross proceeds of CAD$2.6 million. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder thereof to purchase one common share at an exercise price of CAD$0.50 expiring on August 27, 2013. The proceeds of the private placement have and will be used to support our strategic development projects and for working capital purposes.

CPI-300 Antidepressant Tablet:

Background:

On April 6, 2009, we submitted a New Drug Application (“NDA”) to the FDA for CPI-300. CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®. The NDA was accepted for standard review by the FDA in June 2009. As required under NDA filings, our former development partner Cary Pharmaceuticals (“Cary”), the NDA applicant, notified Biovail Laboratories SLR (“Biovail”), holder of the Wellbutrin XL® patent, of the filing contending non-infringement of the Wellbutrin XL® patent.

On August 18, 2009, Cary was sued by Biovail in the U.S. District Court of Delaware for patent infringement, under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”), with respect to Biovail's U.S. Patent No. 6,096,341. Pursuant to the Hatch-Waxman Act, the filing of the patent infringement lawsuit by Biovail instituted an automatic stay of FDA approval of the NDA until the earlier of a judgment or January 3, 2012. On October 19, 2010, the Court granted a motion to substitute IntelGenx as defendant and counter plaintiff in place of Cary.

Progress in fiscal 2010:

On January 11, 2010, we announced a manufacturing site change for CPI-300. The original manufacturer, PharmPro of Aurora, Illinois was sold to URL Pharma (“URL”) of Philadelphia, PA. As a result of this acquisition, URL advised us that they would no longer manufacture CPI-300. We have identified and engaged Pillar5 Pharma Inc. (“Pillar5”) as the new manufacturing facility for the product. Pillar5 operates a state-of-the-art Good Manufacturing Practice (“GMP”) facility with a long-standing record of manufacturing quality product for the pharmaceutical industry. As a result of the manufacturing site change, we are preparing an amendment to the NDA.

On January 21, 2010, we announced that the U.S. Patent and Trademark Office had issued a formal Notice of Allowance for the patent application protecting CPI-300. The patent was subsequently issued on March 9, 2010 under the number US 7,674,479. The patent will be listed in the FDA’s Orange Book and will provide broad protection for CPI-300 against generic copies.

On February 8, 2010, we received a Complete Response Letter (“CRL”) from the FDA regarding CPI-300. The CRL lists two main issues which need to be addressed before obtaining final approval: 1) qualification of Pillar5 as the commercial manufacturing site and 2) an observed food effect seen with CPI-300 and the reference product. The FDA found no other notable deficiencies in the NDA. As noted in our January 11, 2010 press release, the FDA was notified about Pillar5. In addition, we planned to conduct a pilot food effect study with CPI-300 tablets having a modified enteric coating. On June 10, 2010, we met with FDA to clarify the steps necessary to obtain approval.

On May 7, 2010, we executed a Project Transfer Agreement (the “Agreement”) with Cary, whereby Cary assigned its 50% ownership stake in CPI-300 to us. Pursuant to the Agreement, IntelGenx and Cary (collectively, the “Parties”) have agreed to terminate the Collaborative Agreement entered into in November 2007 and Cary further agreed that the CPI-300 project be transferred and assigned to us. In addition, Cary has assigned to us all rights and interest in the regulatory approvals that Cary has or may have had, including the NDA, and we have assumed responsibility for the costs associated therewith. We assumed full and complete authority with respect to the prosecution and/or amendment of the NDA and the commercialization of the product and/or the technology encompassed in the CPI-300 project. We also assumed all obligations to, and responsibility for, the Biovail litigation, including the costs thereof. In addition to certain potential pre-commercialization payments, we will pay Cary, upon commercialization of CPI-300, 10% of net sales royalties received by us and 3% of upfront payments received by us should a distribution agreement be signed in the future.

On June 21, 2010, we announced that we had met with the FDA to discuss our response to the CRL. The Agency confirmed that it agrees with the clinical plan we proposed to address the previously observed food effect and to demonstrate bioequivalency of product manufactured at the new manufacturing site. Based on the FDA's recommendations regarding the stability data required to support the new manufacturing site, we expect to file the amendment to the NDA in the first half of 2011.

On January 4, 2011, we announced that the United States District Court of Delaware has ruled in our favor regarding claim construction for the two patent terms at issue in the patent infringement action brought forward by Biovail. The ruling arises from a special proceeding required under U.S. patent law called a "Markman Hearing" where both sides present to the court their arguments on how they believe the patent terms at issue should be interpreted.

On February 3, 2011, we announced that the United States District Court of Delaware had dismissed the lawsuit against us. Biovail agreed to dismissal of the action following the ruling on the Markman Hearing.

Neuropathic Pain Tablet:

Background:

On April 14, 2009, we, together with our former development partner, Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”), announced positive Phase 1b results for INT0010, a buccal formulation of THC (dronabinol) for the symptomatic management of Multiple Sclerosis (MS) induced neuropathic pain and chemotherapy induced nausea. The randomized, single dose, double-blind, crossover study compared INT0010 with Marinol 2.5 mg in healthy volunteers. INT0010 delivered twice the amount of dronabinol into the bloodstream as the brand with no increase in side effects due to a corresponding reduction in the metabolite responsible for the CNS adverse effects of dronabinol. INT0010 was developed using our proprietary AdVersa buccal delivery technology.

Progress in fiscal 2010:

On March 4, 2010, we, together with Cynapsus, announced that the two parties had entered into a Letter of Intent ("LOI") under which we would acquire a fifty-percent ownership stake from Cynapsus and an exclusive worldwide license to develop and commercialize INT0010. The LOI detailed the terms under which the two parties would negotiate an exclusive worldwide license, including the terms for shared milestones and royalties, which would result in us assuming sole product development and corresponding funding as well as commercialization rights for INT0010. Upon completing a definitive license agreement, we would forgive approximately CAD$231 thousand of debt owed by Cynapsus.

On November 29, 2010, we announced that we have acquired exclusive rights to, and ownership of, INT0010. Under the terms of a royalty based licensing agreement with PediPharm Ltd., we obtained worldwide rights to US Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for INT0010. PediPharm received a signing fee and would receive a milestone payment upon us securing a commercialization partner for the product, along with a royalty from all sales of the product world-wide.

On December 31, 2010, we executed a License Agreement with Cynapsus, whereby, for forgiveness of approximately CAD$231 thousand of debt and a royalty on future sales of the product, we acquired full control of, and interest in, INT0010 going forward.

Anti-Migraine Film:

On April 21, 2010, we announced the execution of a binding term-sheet with RedHill Biopharma Ltd., an Israeli corporation ("RedHill"), to co-develop and license IntelGenx' first oral thin film product based upon our proprietary VersaFilm technology. The product is intended for the rapid relief of migraine headaches.

On August 30, 2010, we and RedHill announced that the parties have executed a co-development and commercialization agreement for the product. Under the terms of the agreement, RedHill has obtained certain exclusive worldwide rights to market and sell our rapidly dissolving anti-migraine oral film product. In exchange, we will receive upfront, milestone and external development fees totaling up to $2.1 million from RedHill. RedHill will also be responsible for regulatory filing fees, if necessary. Upon commercialization of the product, we would receive a percentage of all proceeds including, but not limited to, all sales milestones and income from the product world-wide.

Erectile Dysfunction Film:

On September 2, 2010, we announced the completion of a pilot study that indicates that we have successfully developed a novel oral film, INT007, which is likely to be bioequivalent to a leading branded tablet containing a phosphodiesterase type 5 (PDE-5) inhibitor for the treatment of erectile dysfunction. INT007 has been developed using our proprietary immediate release VersaFilm drug delivery technology.

This was a randomized, two-period, two-way crossover study in healthy male subjects. The study was designed to determine whether INT007 will be bioequivalent in a pivotal bioequivalency study to a leading branded PDE-5 inhibitor tablet as measured by industry standard pharmacokinetic measures, peak plasma concentration (Cmax) and area under the curve (AUC). The study also measured time to peak concentration (Tmax), a common determinant of rate of absorption. Our INT007 film reached Cmax 27% quicker than the oral tablet formulation, indicating a potentially faster onset of action.

Anti-Psychcotic Film:

On February 7, 2011, we announced the completion of a pilot study that indicates that we have successfully developed a novel oral film, INT0022, which is likely to be bioequivalent to a leading anti-psychotic in a pivotal bioequivalency study. INT0022 has been developed using our proprietary immediate release "VersaFilm" drug delivery technology. According to IMS Health, the global anti-psychotic market was worth $22.5 billion in 2008.

This was a randomized, two-period, two-way crossover study in healthy male subjects. The study was designed to determine whether INT0022 will be bioequivalent to a leading anti-psychotic product in a pivotal bioequivalency study as measured by industry standard pharmacokinetic measures, peak plasma concentration (Cmax) and area under the curve (AUC). The study results indicate that INT0022 will likely be bioequivalent with the brand product and allow us to advance the product to the pivotal bioequivalency study.

VersaFilm Manufacturing:

On January 25, 2010, we announced a strategic alliance with LTS Lohmann Therapie-Systeme AG (LTS) for the exclusive manufacturing of pharmaceutical products developed by us using our VersaFilm drug delivery technology. VersaFilm is comprised of a thin polymeric film using components that are safe and accepted by the FDA for use in pharmaceutical products. VersaFilm provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. We currently have six products in development using the VersaFilm technology.

Manufacturing Partnership and Ownership Position in Manufacturing Facility:

On April 30, 2010, we entered into a Memorandum of Agreement (the "MOA") with Pillar5 Pharma Inc. Pursuant to the MOA, we undertake to use our best efforts to ensure that distributors of our oral solid dose pharmaceutical products developed for commercial production be directed to Pillar5 for purposes of negotiating a manufacturing agreement requiring Pillar5 to manufacture those products. As consideration for this undertaking, Pillar5 issued 114 voting common shares of Pillar5 to us, representing 10% of the issued and outstanding shares of Pillar5. The shares will be held in escrow and are forfeitable by us until Pillar5 achieves certain revenue targets from the manufacture of products licensed by us and are subject to restrictions on transfer pursuant to the MOA. We have a right of first refusal in the event of bona fide sale to a third party of all of the shares or substantially all of the assets of Pillar5. Pursuant to the MOA, we have designated a nominee to serve on the board of directors of Pillar5 and Pillar5 has designated a nominee to serve on our board of directors.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations – Year ended December 31, 2010 compared to the Year ended December 31, 2009.

In U.S.$ thousands	2010	2009	Increase/ (Decrease)	Percentage Change

Revenue	$948	$1,275	$(327)	26%
Other Income	389	4	385	9,625%
Research and Development Expenses	1,747	1,422	325	23%
Research and Development Tax Credit	(182)	(185)	(3)	2%
Management Salaries	747	584	163	28%
General and Administrative Expenses	335	360	(25)	7%
Professional Fees	1,648	437	1,211	277%
Interest and Financing Fees	98	784	(686)	88%
Foreign Exchange Gain	(4)	(98)	(94)	96%
Income taxes	-	(130)	(130)	100%
Net Loss	(3,096)	(1,940)	1,156	60%

Revenue

Revenue decreased by $327 thousand, or 26%, to $948 thousand for the year ended December 31, 2010 from $1,275 thousand for the year ended December 31, 2009.

In the year ended December 31, 2010, royalty revenues earned from commercialization of the first product fully-developed by us, a prenatal multivitamin supplement marketed as Gesticare® in the USA, decreased by approximately 18% to $228 thousand from $277 thousand in the previous year. The deterioration resulted from increased competition in the nutritional supplement market.

Revenue earned from our pharmaceutical partners for development milestones achieved, including non-refundable upfront license fees, decreased by $278 thousand, or 28%, to $720 thousand, compared with $998 thousand in the previous year. The decrease is attributable to development contracts that were in effect during 2009 that have either been temporarily suspended, postponed, or terminated, and relate primarily to the suspension of R&D operations by Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc.) for projects to develop products indicated for the relief of neuropathic pain, and for schizophrenia, and Circ Pharma for a product to reduce cholesterol. In addition, the commercialization of Gesticare® has resulted in royalty income, which is partially offset by reduced development milestones for this pre-natal multivitamin supplement project. The co-development and commercialization agreement entered into with RedHill Biopharma Ltd. on August 26, 2010 partially compensated for the reduction in revenue. In November 2010, we acquired from Cynapsus full control of, and interest in, the project for symptomatic management of Multiple Sclerosis (MS) induced central neuropathic pain and chemotherapy induced nausea. We are currently negotiating with a number of potential partners related to new development projects for various drug candidates and, whilst the timing of such events is difficult to predict, we are optimistic of securing contracts in the near future.

Other Income

Interest and other income of $389 thousand were recorded in the year ended December 31, 2010, compared with $4 thousand in the previous year. Included within other income in fiscal 2010 is approximately $329 thousand relating to the write-back of potential liabilities accrued in previous years that are no longer expected to be realized, plus approximately $45 thousand related to the refund of investment tax credits for fiscal 2008 that exceeded the amount recorded as receivable.

Research and Development (“R&D”) Expenses

R&D expenses totaled $1,747 thousand in the year ended December 31, 2010 compared with $1,422 thousand in the previous year, representing an increase of $325 thousand, or 23%.

The increase in R&D expenses can be primarily attributed to a foreign exchange impact of approximately $158 thousand arising from the translation of our operating currency into our reporting currency, and an increase in R&D expenditure for clinical studies.

Included within R&D expenses for 2010 are R&D Salaries of $491 thousand, of which approximately $9 thousand represents non-cash compensation. This compares to R&D Salaries of $409 thousand in 2009, of which approximately $2 thousand represented non-cash compensation. The increase in R&D Salaries is primarily attributable to the foreign exchange impact of approximately $44 thousand arising from the translation of our operating currency into our reporting currency, plus R&D staff salary increases.

In the year ended December 31, 2010, we recorded estimated Research and Development Tax Credits and refunds of $182 thousand, compared with $185 that was recorded in the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased from $584 thousand in fiscal 2009 to $747 thousand in fiscal 2010, representing an increase of $163 thousand, or 28%. The increase is primarily attributable to a foreign exchange impact of approximately $68 thousand arising from the translation of our operating currency into our reporting currency, the payment of Directors Fees in the amount of approximately $90 thousand (2009: $28 thousand, albeit in 2009 Directors Fees were classified under general and administrative expenses rather than management salaries), and the payment of approximately $90 thousand (2009: $Nil) in respect of the termination of a consultancy agreement. These increases were partially offset by the decision of the Board of Directors to not grant performance-related bonuses to management for the fiscal year 2010, compared with the amount of bonuses paid to management in the previous year of approximately $63 thousand.

Included in management salaries are approximately $23 thousand (2009: $21 thousand) in non-cash compensation resulting from options granted to management employees in 2008 and 2009, and $28 thousand (2009: $29 thousand) in non-cash compensation from options granted to non-employee directors in 2010.

General and administrative expenses decreased to $335 thousand in the year ended December 31, 2010 from $360 thousand in the year ended December 31, 2009. The decrease relates to an amount of approximately $27 thousand related to a deposit paid for the anticipated lease of new premises that was written off in 2009 following management’s decision to remain at its current premises for the foreseeable future, and a further reduction of approximately $28 thousand arising from the reclassification of Directors Fees from general and administrative expenses to management salaries. These reductions were partially compensated by a foreign exchange impact of approximately $30 thousand arising from the translation of our operating currency into our reporting currency.

Included in general and administrative expenses is the write-off of a receivable in the amount of approximately $223 thousand that was owed to us by Cynapsus Therapeutics Inc. We agreed to the write-off of this debt as part of the agreement to acquire full control of, and interest in, project INT0010. An allowance for doubtful accounts in respect of 50% of this receivable was recorded by us in the year ended December 31, 2009.

Professional Fees

Professional fees for the year ended December 31, 2010 increased to $1,648 thousand compared to $437 thousand for the year ended December 31, 2009.

The increase in professional fees is primarily attributable to legal expenses of approximately $1,035 thousand (2009: $64 thousand) related to the defense of the Biovail lawsuit. On August 18, 2009, our former development partner Cary Pharmaceuticals was sued by Biovail in the U.S. District Court of Delaware for patent infringement under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), with respect to Biovail's U.S. Patent No. 6,096,341. Under an agreement executed between us and Cary on May 7, 2010, Cary assigned to us its 50% ownership stake in CPI-300, including all rights and interest in the regulatory approvals as well as the NDA, and we assumed full and complete responsibility for the Biovail litigation, including the costs thereof. On October 19, 2010, the Court granted a motion to substitute us as defendant and counter plaintiff in place of Cary. On January 4, 2011, we announced that the United States District Court of Delaware had ruled in our favor regarding claim construction for the two patent terms at issue in the patent infringement action, and on February 3, 2011 we announced that the Court had dismissed the lawsuit.

In addition, general legal expenses increased by approximately $145 thousand from $57 thousand in 2009 to $202 thousand 2010, primarily as a result of (i) negotiations to acquire a strategic ownership position in Pillar5 Pharma Inc., a state-of-the-art manufacturer of quality products for the pharmaceutical industry, (ii) the acquisition from Cary Pharmaceuticals of full ownership of CPI-300, a novel strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®, and (iii) the acquisition from Cynapsus Thereapeutics Inc. of project INT0010.

Also included within professional fees are business development expenses of approximately $87 thousand (2009: $30 thousand) and shareholder/investor relations expenses of approximately $182 thousand (2009: $135 thousand) of which approximately $14 thousand (2009: $38 thousand) is a non-cash expense for options granted to investor relation firms for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $170 thousand for the year ended December 31, 2010, compared to $104 thousand for the year ended December 31, 2009.

On July 28, 2010, we restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The restatement resulted in an increase in the fair value of the warrant and an additional compensation charge of approximately $96 thousand. There was no corresponding charge in the previous year.

We expensed approximately $32 thousand in 2010 for options granted to our employees in 2008, 2009 and 2010 under the 2006 Stock Option Plan and approximately $28 thousand for options granted to non-employee directors in 2010, compared with $37 thousand and $29 thousand, respectively, which was expensed in the previous year.

We also expensed $14 thousand in 2010 for options granted to investor relation firms for investor relation services, compared to $38 thousand that was expensed in 2009.

There remains approximately $68 thousand in stock-based compensation to be expensed in fiscal 2011 and 2012 of which approximately $54 thousand relates to the issuance of options to our employees and directors during 2009 and 2010, and approximately $14 thousand relates to options granted to investor relations firms. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

Interest and financing fee expense totaled $98 thousand for the year ended December 31, 2010, compared with $784 thousand for the year ended December 31, 2009.

On July 28, 2010, we restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The restatement resulted in an increase in the fair value of the warrant and an additional compensation charge of approximately $96 thousand.

Included within the expense for 2009 were interest payments and an accretion expense totaling $592 thousand related to convertible notes issued in May 2007, the outstanding balance of which was repaid in September 2009. In addition, in the third quarter of 2009, approximately $254 thousand of convertible notes were exchanged for 705,158 shares of common stock. Certain convertible note holders took advantage of a one-time option that arose as a result of our third quarter 2009 Special Warrant Offering to convert part of the convertible debt at CDN$0.40 (approximately US$0.36) per share as opposed to the convertible note agreement rate of $0.70 per share. This conversion resulted in a debt conversion expense of approximately $175 thousand, which was expensed in the third quarter of 2009.

Foreign Exchange

A foreign exchange gain of approximately $4 thousand was recorded in the year ended December 31, 2010 compared with a foreign exchange gain of $98 thousand in the previous year. The foreign exchange gains relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the year ended December 31, 2010 was $3,096 thousand and represents a deterioration of $1,156 thousand compared to the net loss of $1,940 thousand for the previous year. The main items resulting in the increase in net loss are summarized as follows:

a)	An increase in legal expenses of approximately $1,116 thousand, of which approximately $971 thousand is related to the defense of the Biovail lawsuit.

b)	An increase in R&D expenses of approximately $325 thousand, primarily related to clinical studies.

c)	An increase in management salaries of approximately $163 thousand, primarily related to directors fees and severance payments, and partially offset by the non-payment of management bonuses.

d)	A reduction in foreign exchange gain of approximately $94 thousand.

e)	A reduction in interest and financing fees of approximately $686 thousand as a result of the repayment in September 2009 of convertible notes issued in May 2007, partially offset by the loss of the related deferred tax credit of approximately $130 thousand.

Included within the net loss for 2010 is approximately $280 thousand related to a foreign exchange impact arising from the translation of our operating currency into our reporting currency, which is the effect of the recent strengthening of the Canadian dollar versus the U.S. dollar.

Key Items from the Balance Sheet.

In U.S.$ thousands	2010	2009	Increase/ (Decrease)	Percentage Change

Current Assets	$1,666	$2,703	$(1,038)	38%
Property and Equipment	159	159	0	N/A
Current Liabilities	349	705	(356)	50%
Total Equity	11,087	8,809	2,278	26%

Current Assets

Current assets totaled $1,665 thousand at December 31, 2010 compared with $2,703 thousand at December 31, 2009. The decrease of $1,038 thousand is attributable to a decrease in cash and cash equivalents of approximately $381 thousand, a decrease in accounts receivable of approximately $340 thousand, and a decrease in investment tax credits receivable of approximately $315 thousand.

Prepaid Expenses

As of December 31, 2010, prepaid expenses totaled $47 thousand as compared to $48 thousand at December 31, 2009.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, we are committed to the following contractual obligations and commitments:

	2011 (Less than 1 Year)	1 Year or More

Operating Lease Obligations	$17	$0
Investor Relations	$19	$0
Total	$36	$0

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,144 thousand as at December 31, 2010, representing a decrease of $381 thousand as compared to $1,525 thousand as at December 31, 2009. On August 27, 2010, we completed a private placement of 6,500,000 units at CAD$0.40 (approximately US$0.38) per unit for gross proceeds of CAD$2.6 million (approximately US$2,465 thousand). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder thereof to purchase one common share at an exercise price of CAD$0.50 (approximately US$0.47) expiring on August 27, 2013. The exercise price of the warrants is subject to adjustment for certain events, including without limitation, dividends, distributions or split of our common stock, subsequent rights offerings by us, or in the event of our consolidation, merger or reorganization. The proceeds of the private placement have and will be used to support our strategic development projects and for working capital purposes.

We paid an agent a) cash compensation in the amount of CAD$208 thousand (approximately US$197 thousand), which is equal to 8% of the gross proceeds of the offering, b) a corporate finance fee of CAD$20 thousand (approximately US$19 thousand) and c) issued 520,000 compensation options, which was equal to 8% of the number of units sold in the offering. Each compensation option entitles the agent to purchase one common share at an exercise price of CAD$0.50 (approximately US$0.47) expiring on August 27, 2012. The exercise price of the compensation options is subject to adjustment for certain events, including without limitation, dividends, distributions or split of our common stock, subsequent rights offerings by us, or in the event of our consolidation, merger or reorganization.

In addition, we paid approximately $140 thousand in cash consideration for other transaction costs. All of the above transaction costs have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

As at December 31, 2010, we had accumulated a deficit of $9,761 thousand compared with an accumulated deficit of $6,665 thousand as at December 31, 2009. Total assets amounted to $1,825 thousand and shareholders’ equity totaled $1,476 thousand as at December 31, 2010, compared with total assets and shareholders’ equity of $2,862 thousand and $2,157 thousand, respectively, as at December 31, 2009.

Accounts receivable totaled $278 thousand (2009: $618 thousand) as at December 31, 2010, of which approximately $132 thousand is a sales tax refund that we expect to receive in the first half of 2011. As part of the agreement to acquire full control of, and interest in, project INT0010, we agreed to write off approximately $223 thousand that was owed to us by Cynapsus Therapeutics Inc. An allowance for doubtful accounts in the amount of $110 thousand was recorded against this receivable in the year ended December 31, 2009.

In addition, we had R&D investment tax credits receivable of approximately $197 thousand as at December 31, 2010 as compared to $512 thousand as at December 31, 2009. We expect to receive the R&D investment tax credits during the fourth quarter of 2011.

Accounts payable and accrued liabilities as at December 31, 2010 amounted to $349 thousand (December 31, 2009 - $705 thousand), of which approximately $80 thousand relates to research and development activities, approximately $153 thousand relates to professional fees, and approximately $112 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $1 thousand due to a shareholder. The reduction in accounts payable and accrued liabilities as at December 31, 2010 compared with December 31, 2009 is primarily attributable to the write-back of potential liabilities accrued in previous years that are no longer expected to be realized.

Property and Equipment

As at December 31, 2010, the net book value of property and equipment amounted to $159 thousand, compared to $159 thousand at December 31, 2009. In the year ended December 31, 2010, additions to assets totaled $37 thousand and comprised $30 thousand for laboratory equipment, $3 thousand for computer equipment and $4 thousand for office equipment, fixtures and fittings. Total depreciation in the year ended December 31, 2010 amounted to $44 thousand and a foreign exchange gain of $7 thousand was recorded.

Capital Stock

As at December 31, 2010, capital stock amounted to $396 compared to $331 at December 31, 2009. The increase reflects the issuance of 6,500,000 shares at par value of $0.00001 related to the private placement completed on August 27, 2010. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $11,087 thousand at December 31, 2010, as compared to $8,809 thousand at December 31, 2009. The change is made up of increases of $1,490 thousand, $974 thousand, and $117 thousand for the private placement completed on August 27, 2010 in relation to common stock issued, warrants, and agent’s compensation, respectively, as well as a decrease of $473 thousand for transaction costs. Additional paid in capital also increased by $96 thousand related to the modification of warrant terms, and by $74 thousand for stock-based compensation of which approximately $14 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $60 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows

In U.S.$ thousands	2010	2009	Increase/ (Decrease)	Percentage Change

Operating Activities	$(2,580)	$(1,588)	$992	63%
Financing Activities	2,109	2,131	(22)	1%
Investing Activities	(37)	254	(291)	115%
Cash and cash equivalents - end of period	1,144	1,525	(381)	25%

Statement of cash flows

Net cash used by operating activities was $2,580 thousand in the year ended December 31, 2010, compared to $1,588 thousand for the year ended December 31, 2009. In fiscal 2010, net cash used by operating activities consisted of an operating loss of $3,096 thousand and an increase in non-cash operating elements of working capital of $302 thousand. The increase in net cash used by operating activities is primarily attributable to the costs of the Biovail litigation in respect of CPI-300, which was dismissed by the United States District Court of Delaware on February 2, 2011.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $2,109 thousand in fiscal 2010, compared to $2,131 thousand provided in the previous year. The net cash provided in 2010 resulted from the private placement completed on August 27, 2010 for gross proceeds of $2,465 thousand, less related transaction costs of $356 thousand. Of the net cash provided by financing activities in the previous year, $3,873 thousand came from private placements completed in the third quarter of 2009, less $678 thousand used to pay related transaction costs of those private placements and less $976 thousand used to repay the balance of convertible notes that were outstanding at September 22, 2009.

Net cash used in investing activities amounted to $37 thousand in the year ended December 31, 2010 compared to net cash provided of $254 thousand in the year ended December 31, 2009. Included within the provision of funds in 2009 was approximately $277 thousand in respect of the restricted cash for the CPI-300 project under the collaborative agreement with Cary Pharmaceuticals that was terminated on May 7, 2010.

Cash of $37 thousand was used to purchase capital assets in the year ended December 31, 2010 (2009: $23 thousand), including approximately $19 thousand for laboratory equipment that was purchased from a shareholder, who is also an officer of the Company.

The balance of cash and cash equivalents as at December 31, 2010 amounted to $1,144 thousand, compared to $1,525 thousand at December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

a.   Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b.   Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

c.   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Audit Committee. The Audit Committee is currently composed of J. Bernard Boudreau, Ian Troup and Bernd Melchers. The Audit Committee held four meetings during our 2010 Fiscal Year.

Our Audit Committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters. The chairman of the Audit Committee is J. Bernard Boudreau. Our Audit Committee’s responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor’s engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre-approving all non-audit services to be provided to us by our external auditor; (iv) reviewing our financial statements, management’s discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters; and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor. We have adopted, along with our Audit Committee, a written charter of the Audit Committee setting out the mandate and responsibilities of the Audit Committee which provides that the Audit Committee convene no less than four times per year.

The Audit Committee Charter is posted on our website at http://www.intelgenx.com.

Accordingly, the Audit Committee discusses with RSM Richter, LLP, our auditors, our audited financial statements, including, among other things, the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by our management in our financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, in addition to the auditor's independence.

Audit Committee Financial Expert. Mr. Bernd Melchers serves as the Financial Expert of the Audit Committee. Mr. Melchers is an “independent director” as defined in the Nasdaq Stock Market, Inc. Marketplace Rules.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.intelgenx.com.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010. For information on securities authorized for issuance under the equity compensation plan, see the section entitled “Market for Registrant’s Common Equity and Related Stockholder Matters” in Part II, Item 5, in this Annual Report on form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (a) Financial Statements and Schedules 1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2010 and 2009.

C.	Consolidated Statements of Operations for the years ended of December 31, 2010 and 2009.

D.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended of December 31, 2010 and 2009.

E.	Consolidated Statements of Cash Flows as of December 31, 2010 and 2009.

F.	Notes to Consolidated Financial Statements.

2.   Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on April 28, 2006)
3.1	Articles of incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999)
3.3	Amendment to the Articles of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333- 135591) filed on August 28, 2006)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on April 28, 2006)
10.1	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.2	Joel Cohen consulting agreement (incorporated by reference to the Form SB-2 (File No. No. 333-135591) filed on July 3, 2006)
10.3	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3,
10.4	2006) Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.5	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.6	Investor relations consulting agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.7	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.8	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.9	Form of 8% Secured Convertible Debenture (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.10	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.11	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007)

10.12	Form of Security Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.13	Subsidiary Guarantee (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.14	Deed of Hypothec (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.15	Agency Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.16	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.17	Form of Amending Letter to Subscription Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.18	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.19	Form of Warrant (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.20	Form of Lock up Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008)
10.21	Broker’s Warrant (incorporated by reference to the Form S-1 filed on March 24, 2009)
10.22	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on August 4, 2008)
10.23	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)
10.24	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.25	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)
10.26	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.27	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.28	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.29	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.30	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.31	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.32	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on July 29, 2010)
10.33	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.34	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.35	Agency Agreement, dated as of July 13, 2009, by and among the Company, Bolder Investment Partners Ltd., Union
10.36	Securities Ltd. and Paradigm Capital Inc. (incorporated by reference to the Form 8-K filed on July 14, 2009) Registration Rights Agreement, dated as of July 13, 2009, by and among the Company, Paradigm Capital Inc., Bolder
10.37	Investment Partners Ltd. and Union Securities Ltd. (incorporated by reference to the Form 8-K filed on July 14, 2009) Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.38	Form of Special Warrant (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.39	Form of Warrant (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.40	Form of Compensation Option (incorporated by reference to the Form 8-K filed on July 14, 2009)
14	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009)
16.1	Letter on change in certifying accountant (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consent of RSM Richter Chamberland, LLP
31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*
32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on March 28, 2011, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/Horst G. Zerbe
Horst G. Zerbe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Paul A. Simmons
Paul A. Simmons
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

By: /s/Horst G. Zerbe	President, Chief Executive Officer and Director	March 28, 2011
Horst G. Zerbe

By: /s/Paul A. Simmons	Chief Financial Officer	March 28, 2011
Paul A. Simmons

By: /s/ Bernard Boudreau	Director	March 28, 2011
J. Bernard Boudreau

By: /s/ Ian Troup	Director	March 28, 2011
John (Ian) Troup

By: /s/Bernd Melchers	Director	March 28, 2011
Bernd J. Melchers

By: /s/John Marinucci	Director	March 28, 2011
John Marinucci

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

Contents
Report of Independent Registered Public Accounting Firm	F - 1
Consolidated Balance Sheets	F - 2
Consolidated Statements of Shareholders' Equity	F - 3 - 4
Consolidated Statements of Operations and Comprehensive Loss	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 - 28

IntelGenx Technologies Corp.

RSM Richter Chamberland S.E.N.C.R.L.
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrch.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. As such, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations, comprehensive loss, and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 2 to the financial statements, the Company has experienced operating losses and requires significant capital to finance operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

RSM Richter Chamberland LLP (Signed)
Chartered Accountants

Montreal, Quebec
March 24, 2011

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2010 and 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2010	2009
Assets
Current
Cash and cash equivalents	$1,144	$1,525
Accounts receivable	278	618
Prepaid expenses	47	48
Investment tax credits receivable	197	512
	1,666	2,703
Property and Equipment (note 6)	159	159
	$1,825	$2,862
Liabilities
Current
Accounts payable and accrued liabilities	349	705
	349	705
Commitments (note 7)
Shareholders' Equity
Capital Stock (note 8)	0	0
Additional Paid-in-Capital	11,087	8,809
Accumulated Deficit	(9,761)	(6,665)
Accumulated Other Comprehensive Income (Loss)	150	13
	1,476	2,157
	$1,825	$2,862

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau                 Director

/s/ Horst G. Zerbe                             Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance - December 31, 2008	20,850,002	$0	$5,081	$(4,725)	$(184)	$172
Foreign currency translation adjustment	-	-	-	-	197	197
Issue of common stock, net of transaction costs of $633.4 (note 8)	11,076,000	-	1,845	-	-	1,845
Warrants issued, net of transaction costs of $350.6 (note 9)	-	-	1,023	-	-	1,023
Stock-based compensation (note 9)	-	-	104	-	-	104
Agents’ options (note 9)	-	-	161	-	-	161
Options exercised (note 9)	31,071	-	21	-	-	21
Convertible notes conversions	705,158	-	429	-	-	429
Agents’ stock compensation (note 8)	419,040	-	145			145
Net loss for the period	-	-	-	(1,940)	-	(1,940)
Balance – December 31, 2009	33,081,271	$0	$8,809	$(6,665)	$13	$2,157

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2009	33,081,271	$0	$8,809	$(6,665)	$13	$2,157
Foreign currency translation adjustment	-	-	-	-	137	137
Issue of common stock, net of transaction costs of $286.4 (note 8)	6,500,000	0	1,204	-	-	1,204
Warrants issued, net of transaction costs of $186.8 (note 9)	-	-	787	-	-	787
Agents’ options	-	-	117	-	-	117
Modification of warrant terms (note 9)	-	-	96	-	-	96
Stock-based compensation (note 9)	-	-	74	-	-	74
Net loss for the period	-	-	-	(3,096)	-	(3,096)
Balance – December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2010 and 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2010	2009
Revenue	$948	$1,275
Other Income	389	4
	1,337	1,279
Expenses
Research and development	1,747	1,422
Research and development tax credits	(182)	(185)
Management salaries	747	584
General and administrative	335	360
Professional fees	1,648	437
Depreciation	44	45
Foreign exchange gain	(4)	(98)
Interest and financing fees	98	784
	4,433	3,349
Loss Before Income Taxes	(3,096)	(2,070)
Income taxes (note 10)	-	(130)
Net Loss	(3,096)	(1,940)
Other Comprehensive Income
Foreign currency translation adjustment	137	197
Comprehensive Loss	$(2,959)	$(1,743)
Basic Weighted Average Number of Shares Outstanding	35,325,107	24,527,541
Basic and Diluted Loss Per Common Share (note 13)	$(0.08)	$(0.07)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2010 and 2009
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2010	2009
Funds Provided (Used) -
Operating Activities
Net loss	$(3,096)	$(1,940)
Depreciation	44	45
Investor relations services	14	38
Stock-based compensation	60	66
Allowance for doubtful debts	(110)	110
Accounts receivable write-off	223	-
Modification of warrant terms	96	-
Interest accretion	-	524
Debt conversion expense	-	175
Deferred income tax	-	(128)
	(2,769)	(1,110)
Changes in non-cash operating elements of working capital (note 11)	189	(478)
	(2,580)	(1,588)
Financing Activities
Issue of common stock and warrants	2,465	3,873
Transaction costs	(356)	(678)
Repayment of shareholder loan	-	(88)
Repayment of convertible notes	-	(976)
	2,109	2,131
Investing Activities
Additions to property and equipment	(37)	(23)
Restricted cash	-	277
	(37)	254
Increase (Decrease) in Cash and Cash Equivalents	(508)	797
Effect of Foreign Exchange on Cash and Cash Equivalents	127	172
Cash and Cash Equivalents
Beginning of Year	1,525	556
End of Year	$1,144	$1,525

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

1.	Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $9,761 thousand (2009 - $6,665 thousand). To date, these losses have been financed principally through the issuance of capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence and attain profitable operations. With the Company's existing working capital levels, it should be able to continue operations at least into the third quarter of fiscal 2011 based on historical factors .

The first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008 and generated royalty income of approximately $228 thousand in 2010 and $277 thousand in 2009. To date, however, revenues for the Company have consisted primarily of research and development fees and have not been sufficient to sustain operations. Nonetheless, the Company does expect to generate significant revenues from sales and manufacturing royalties in future years following successful development and commercialization of products within its current pipeline.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

2.	Going Concern (Cont’d)

The Company currently has a pipeline of 12 products under development. Of the products under development, CPI-300, a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®, formulated using the Company’s proprietary controlled release technology, is the most advanced. The Company submitted a New Drug Application (“NDA”) (505(b)(2) for this product to the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2009. Subsequently, Biovail Laboratories SLR (“Biovail”), holder of the Wellbutrin XL® patent, sued the Company in the U.S. District Court of Delaware for patent infringement. In February 2011, following the court’s ruling in favor of IntelGenx regarding claim construction for the two patent terms at issue, the U.S. District Court of Delaware dismissed the litigation. Up to December 31, 2010 the Company expensed approximately $1 million of direct costs related to this litigation and expects additional costs of approximately $200 thousand in the first quarter of 2011. The Company anticipates FDA approval of CPI-300 during the second half of 2011, with commercialization of the product following in the fourth quarter.

Nonetheless, in order to achieve profitability, revenue streams will have to increase significantly from current levels and there is no assurance that revenues can increase to such a level.

The Company raised net cash proceeds of approximately $2.1 million through the issuance of common shares in the year ended December 31, 2010 compared to net proceeds of approximately $2.1 million (net of amounts used to repay convertible notes and debt) raised in the previous year. The Company is currently reviewing cash requirements for fiscal 2011 in order to determine whether further fundraising will be necessary.

The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or will be on terms favorable to it. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail operations. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from pre- commercialization payments. There can be no assurance that such proceeds, if any, will be material.

Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Nature of Business

The Company specializes in the development of pharmaceutical products in co-operation with various pharmaceutical companies. The Company has developed three proprietary technologies and is currently utilizing these to develop 12 products, 4 of which are partnered. Of these products, 1 has successfully completed pivotal phase 1 trials, 2 are in preparation for pivotal phase 1 trials, and 3 have successfully completed pilot phase 1 trials.

The Company’s first product, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008. This product has generated approximately $0.5 million in royalty revenues for the Company to date.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

3.	Nature of Business (Cont’d)

A NDA for the Company’s second product, CPI-300, was submitted to the FDA in the first quarter of 2009. CPI- 300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®, and was formulated using the Company’s proprietary controlled release technology. FDA approval of CPI-300 is expected during the second half of 2011 and the product is expected to be commercialized in the fourth quarter.

The Company has a number of projects in development utilizing the Company’s “VersaFilm” proprietary thin film technology, the most advanced of which is a product intended for the rapid relief of migraine. The Company entered into a co-development and commercialization agreement for this product with RedHill Biopharma Ltd., an Israeli corporation, in the third quarter of 2010. Another VersaFilm project in the more advanced stages of development is intended for the treatment of erectile dysfunction.

4.	Adoption of New Accounting Standards

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (cont’d)

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

Other Income

Included in other income is an amount of $329 thousand relating to the write-back of potential liabilities accrued in previous years that are no longer expected to be realized and an amount of approximately $45 thousand relating to the refund of investment tax credits for fiscal 2008 that exceeded the amount recorded as receivable.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the useful lives and impairment of long-lived assets, stock-based compensation costs, the investment tax credits receivable, the determination of the fair value of warrants issued as part of fundraising activities, and the resulting impact on the allocation of the proceeds between the common shares and the warrants.

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

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash on hand and term deposits with original maturity dates of less than three months that are stated at cost, which approximates fair value.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. As part of the agreement to acquire full control of, and interest in, project INT0010, the Company agreed to write off approximately $223 thousand that was owed to the Company by Cynapsus Therapeutics Inc. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2010 accounts receivable (2009 - $110 thousand).

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

Foreign Currency Translation

The Company's reporting currency is the U.S. dollar. The Canadian dollar is the functional currency of the Company's Canadian operations, which is translated to the United States dollar using the current rate method. Under this method, accounts are translated as follows:

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2010.

Fair Value of Financial Instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable and the convertible notes approximate fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder was presumed to have had a fair value measured by the cash proceeds exchanged at issuance.

Recent Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple- deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009- 13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple- deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

5.	Significant Accounting Policies (Cont’d)

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

6.	Property and Equipment

			2010	2009
In US$ thousands		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Laboratory and office equipment	$346	$200	$146	$136
Computer equipment	39	26	13	14
Leasehold improvements	63	63	0	9

	$448	$289	$159	$159

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

7.	Commitments

The Company entered into an agreement to lease premises up to August 2009 and subsequently extended the term of the lease until August 2010 and again until August 2011. The future minimum lease payments until expiry of the extended lease period are approximately $17 thousand.

On October 1, 2009, the Company signed two new agreements with Little Gem Life Science Partners and SectorSpeak Inc. for investor relation services in the USA and in Canada, respectively. As part of the terms of these agreements, the Company is required to pay for a period of one year $4.5 thousand a month to Little Gem Life Science Partners and CDN$5.0 thousand (US$4.8 thousand) monthly to Sector Speak Inc. The agreements automatically renew unless specifically terminated.

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, CPI-300, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement the Company will be required to make a payment to its former development partner within 45 days after both the FDA notifies the Company of NDA approval for CPI-300, and all other necessary U.S. Regulatory Approvals for CPI-300 have been obtained. In addition, the Company will have to pay to its former development partner 10% of net sales royalties received, and 3% of upfront payments received, should a distribution agreement be signed in the future.

8.	Capital Stock

	2010	2009
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
39,581,271 (December 31, 2009 - 33,081,271) common shares	$396	$331

On July 13, 2009, as part of a private placement, the Company issued 10,476,000 special warrants for gross proceeds of $3,631 thousand. Each special warrant consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,338 thousand. (See note 9 for the portion allocated to the warrants.)

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

8.	Capital Stock (Cont’d)

The Company paid agents a cash commission in the amount of $291 thousand, which is equal to 8% of the gross proceeds of the offering, issued the agents 419,040 common shares of the Company which is equal to 4% of the number of special warrants issued in the offering and issued agents’ options entitling the agents to acquire 838,080 units (consisting of one common share and one common share purchase warrant) at an exercise price of $0.80 per unit, which expire 36 months after the date of issuance. Each warrant included in the agents’ options entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance of the unit.

In addition, the Company paid approximately $370 thousand in cash consideration for other transaction costs. All of the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

On July 22, 2009, as part of a private placement, the Company issued 350,000 units to investors for gross proceeds of $128 thousand. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair values. The common shares were recorded at a value of $81 thousand. (See note 9 for the portion allocated to the warrants.)

In addition, the Company paid approximately $10 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

On September 3, 2009, as part of a private placement, the Company issued 250,000 units to investors for gross proceeds of $93 thousand. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.80 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $59 thousand. (See note 9 for the portion allocated to the warrants.)

In addition, the Company paid approximately $7 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

On August 27, 2010, as part of a private placement, the Company issued 6,500,000 units for gross proceeds of CAD$2.6 million (approximately US$2,465 thousand). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of CAD$0.50 (approximately US$0.47) per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $1,492 thousand. (See note 9 for the portion allocated to the warrants.)

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

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

In the year ended December 31, 2010, no stock options were exercised compared to the year ended December 31, 2009 where 31,071 stock options were exercised for 31,071 common shares having a par value of $Nil in aggregate, for cash consideration of $22 thousand, resulting in an increase in additional paid-in capital of $22 thousand.

9.	Additional Paid-In Capital

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

On March 11, 2009, the Company granted 25,000 stock options to an employee to purchase common shares. The stock options are exercisable at $0.31 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $4 thousand, using the following assumptions:

Expected volatility	100%
Expected life	3.1 years
Risk-free interest rate	2.49%
Dividend yield	Nil

On July 13, 2009, the Company issued 838,080 agents’ options exercisable into one common share at an exercise price of $0.80 per share option, which expire on July 13, 2012. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 8. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $161 thousand, using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.41%
Dividend yield	Nil

On October 3, 2009, the Company granted 50,000 stock options to Little Gem Life Science Partners as compensation for investor relation services. The stock options are exercisable into common shares at an exercise price of $0.55 per share option, which expire on October 3, 2012. The stock options vest 50% on the first, and 50% on the second, anniversary of the agreement. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $17 thousand, using the assumptions below:

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

On November 24, 2009, the Company granted 75,000 stock options to three non-employee directors to purchase common shares. The stock options are exercisable at $0.61 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $29 thousand, using the following assumptions:

Expected volatility	123%
Expected life	2.5 years
Risk-free interest rate	0.98%
Dividend yield	Nil

On January 22, 2010, the Company granted 50,000 stock options to SectorSpeak as compensation for investor relation services. The stock options are exercisable into common shares at an exercise price of $0.47 per share option, which expire on January 22, 2013. The stock options vest 50% on the first, and 50% on the second, anniversary of the agreement. The stock options were accounted for at their fair value of $15 thousand, as determined by the Black-Scholes valuation model, using the assumptions below:

Expected volatility	120%
Expected life	3.0 years
Risk-free interest rate	1.39%
Dividend yield	Nil

On May 17, 2010, the Company granted 75,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.45 per share and have a term of 5 years with immediate vesting provisions. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $21 thousand, using the following assumptions:

Expected volatility	124%
Expected life	2.5 years
Risk-free interest rate	1.05%
Dividend yield	Nil

On May 17, 2010, the Company granted 25,000 stock options to each of 3 employees to purchase common shares. The stock options are exercisable at $0.45 per share, vest over 2 years at 25% every six months and expire on May 17, 2015. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $23 thousand, using the following assumptions:

Expected volatility	129%
Expected life	3.13 years
Risk-free interest rate	1.30%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

At the Annual General Meeting on June 3, 2010, the Shareholders of the Company approved an amendment to the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 2,074,000 to 3,308,127, or 10% of the Company’s issued and outstanding shares as of April 5, 2010.

On August 10, 2010, the Company granted 75,000 stock options to each of 2 non-employee directors to purchase common shares. The stock options are exercisable at $0.37 per share, vest over 2 years at 25% every six months and expire on August 10, 2015. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $35 thousand, using the following assumptions:

Expected volatility	118%
Expected life	3.13 years
Risk-free interest rate	0.78%
Dividend yield	Nil

On August 27, 2010, the Company issued 520,000 agents’ options exercisable into one common share at an exercise price of CAD$0.50 (approximately $0.47) per common share, which expire on August 27, 2012. The agent’s options were issued as part of the transaction costs in connection with the private placement described in note 8. The agent’s options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $117 thousand, using the assumptions below:

Expected volatility	128%
Expected life	2 years
Risk-free interest rate	0.56%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

Information with respect to stock option activity for 2009 and 2010 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2009	1,698,676	0.70

Granted	200,000	0.56
Forfeited	(200,000)	(1.00)
Expired	(319,517)	(0.97)
Exercised	(31,071)	(0.70)

Outstanding – December 31, 2009	1,348,088	0.56

Granted	350,000	0.42
Forfeited	-	-
Expired	-	-
Exercised	-	-

Outstanding – December 31, 2010	1,698,088	0.53

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2010 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average			average
Exercise	Number of	remaining	exercise	Aggregate	Number of	exercise	Aggregate
prices	options	contractual life	price	intrinsic	options	price	intrinsic
$		(years)	$	value $		$	value $

0.31	25,000	3.25	0.31		18,750	0.31
0.37	150,000	4.67	0.37
0.41	800,000	0.88	0.41		800,000	0.41
0.45-0.47	200,000	4.33	0.46		106,250	0.46
0.55-0.61	175,000	3.87	0.59		150,000	0.59
0.70-0.85	240,588	2.60	0.83		240,588	0.83
1.15	107,500	1.58	1.15		107,500	1.15

	1,698,088	2.25	0.53	1,000	1,423,088	0.56	750

Stock-based compensation expense recognized in 2010 in regards to the stock options was $74 thousand (2009 - $104 thousand). As of December 31, 2010, total unrecognized compensation expense related to unvested stock options was $68 thousand (2009 - $50 thousand). This amount is expected to be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of these stock options to accelerate and would result in this amount being charged to stock-based compensation expense.

Warrants

On July 13, 2009 the Company issued 10,476,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on July 13, 2012. The stock purchase warrants were issued in connection with the July 13, 2009 private placement described in note 9. The stock purchase warrants were valued at $1,294 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.41%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.

Additional Paid-In Capital (Cont’d)

On July 22, 2009 the Company issued 350,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on July 22, 2012. The stock purchase warrants were issued in connection with the July 22, 2009 private placement described in note 9. The stock purchase warrants were valued at $46 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	1.50%
Dividend yield	Nil

On September 3, 2009 the Company issued 250,000 stock purchase warrants exercisable into common shares at $0.80 per share which expire on September 3, 2012. The stock purchase warrants were issued in connection with the September 3, 2009 private placement described in note 9. The stock purchase warrants were valued at $34 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

On August 27, 2010 the Company issued 6,500,000 stock purchase warrants exercisable into common shares at CAD$0.50 (approximately US$0.47) per share which expire on August 27, 2013. The stock purchase warrants were issued in connection with the August 27, 2010 private placement described in note 9. The stock purchase warrants were valued at $973 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	116%
Expected life	3 years
Risk-free interest rate	0.83%
Dividend yield	Nil

As at December 31, 2010, no additional stock purchase warrants had been exercised.

Information with respect to warrant activity for 2009 and 2010 is as follows:

	Number of	Weighted average
	warrants	exercise price
		$

Outstanding – January 1, 2009	6,678,223	0.95

Attached to private placements	11,076,000	0.80
Issued to agents	838,080	0.80

Outstanding - December 31, 2009	18,592,303	0.85

Attached to private placement	6,500,000	0.47
Issued to agent	520,000	0.47
Re-pricing - Cancellation of original warrants	(2,142,857)	(0.80)
Re-Issue of Warrants	2,142,857	0.48
Expired	(4,321,080)	(1.02)

Outstanding - December 31, 2010	21,291,223	0.66

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

10.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2010	2009
Statutory income taxes	$(963)	$(692)
Net operating losses for which no tax benefits have been recorded	761	265
Excess of depreciation over capital cost allowance	(1)	15
Non-deductible expenses	21	213
Undeducted research and development expenses	246	297
Tax deductible portion of transaction costs	(37)	(36)
Investment tax credit	(57)	(62)
Modification of warrants terms	30	-
Amortization of convertible debt discount	-	(130)

	$-	$(130)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2010	2009
Property and equipment	$(5)	$(18)
Net operating losses carryforward	1,088	672
Undeducted research and development expenses	578	431
Non-refundable tax credits carryforward	616	409
Transaction costs to be deducted in future years	-	36

	2,277	1,530

Valuation allowance	(2,277)	(1,530)

	$-	$-

The valuation allowance at December 31, 2009 was $1,530 thousand. The net change in the valuation allowance during the period ended December 31, 2010, was an increase of $747 thousand. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

10.	Income Taxes (Cont’d)

There were Canadian and provincial net operating losses of approximately $5,730 thousand (2009 - $3,505 thousand) and $4,788 thousand (2009 - $3,380 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2010, the Company had non-refundable tax credits of $616 thousand (2009 -$430 thousand) of which $24 thousand is expiring in 2017, $213 thousand is expiring in 2018, $193 thousand is expiring in 2019 and $186 thousand is expiring in 2020 and undeducted research and development expenses of $2,958 thousand (2009 - $2,235 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts.

Unrecognized Tax Benefits

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2010:

Tax Jurisdictions	Tax Years
Federal - Canada	2006 and onward
Provincial - Quebec	2006 and onward

11.	Statement of Cash Flows Information

In US$ thousands	2010	2009
Accounts receivable	$227	$(411)
Prepaid expenses	2	(3)
Investment tax credits receivable	315	(243)
Accounts payable and accrued liabilities	(355)	179
Changes in non-cash operating elements of working capital	$189	$(478)
Additional Cash Flow Information:
Interest paid	$2	$69

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Expressed in U.S. Funds)

12.	Related Party Transactions

During the year, the Company incurred expenses of approximately $13 thousand (2009 - $18 thousand) for laboratory equipment leased from a shareholder, who is also an officer of the Company. The lease agreement covering the equipment expired on August 31, 2010 and the Company purchased the equipment from a shareholder for a consideration of approximately $19 thousand in aggregate.

Included in management salaries are $18 thousand (2009 - $20 thousand) for options granted to the Chief Financial Officer and $5 thousand (2009 - $Nil) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $28 thousand (2009 - $29 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $90 thousand (2009 - $28 thousand) for attendance to board meetings and audit committee meetings.

Included in accounts payable and accrued liabilities is approximately $1 thousand (2009 - $12 thousand) payable to shareholders, who are also officers of the Company.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

13.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

14.	Subsequent Events

On March 4, 2011, 227,625 agents’ options were exercised into common shares of the Company for gross proceeds of approximately $114 thousand.