Form 10-Q
period 2011-03-31
IntelGenx Technologies Corp.
filed 2011-05-10
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

 or

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

Yes [  ] No [  ]

APPLICABLE TO CORPORATE ISSUERS:

39,808,896 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 9, 2010.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current
Cash and cash equivalents	$575	$1,144
Accounts receivable	273	278
Prepaid expenses	65	47
Investment tax credits receivable	243	197
	1,156	1,666
Property and Equipment	158	159
	$1,314	$1,825
Liabilities
Current
Accounts payable and accrued liabilities	278	349

Shareholders' Equity
Capital Stock (note 5)	0	0
Additional Paid-in-Capital	11,207	11,087
Accumulated Deficit	(10,361)	(9,761)
Accumulated Other Comprehensive Income	190	150
	1,036	1,476
	$1,314	$1,825

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2011
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476
Foreign currency translation adjustment	-	-	-	-	40	40
Agents’ options exercised (note 6)	227,625	-	108	-	-	108
Stock-based compensation (note 6)	-	-	12	-	-	12
Net loss for the period	-	-	-	(600)	-	(600)
Balance – March 31, 2011	39,808,896	$0	$11,207	$(10,361)	$190	$1,036

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2011	2010

Revenue	$96	$182
Other income	2	-

	98	182

Expenses
Research and development	329	330
Research and development tax credits	(41)	(24)
Management salaries	139	147
General and administrative	110	65
Professional fees	153	425
Depreciation	8	10
Foreign exchange	(1)	1
Interest and financing fees	1	-
	698	954
Net Loss	(600)	(772)
Other Comprehensive Loss
Foreign currency translation adjustment	40	55
Comprehensive Loss	$(560)	$(717)

Basic Weighted Average Number of Shares Outstanding	39,649,559	33,081,271

Basic and Diluted Loss Per Common Share (note 8)	$(0.01)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2011	2010
Funds Provided (Used) -
Operating Activities
Net loss	$(600)	$(772)
Depreciation	8	10
Investor relations services	4	3
Stock-based compensation	8	8
Accounts receivable write-off	52	-
	(528)	(751)
Changes in non-cash operating elements of working capital	(184)	217
	(712)	(534)

Financing Activities
Issue of capital stock	108	-
	108	-

Investing Activities
Additions to property and equipment	(3)	(3)
	(3)	(3)
Decrease in Cash and Cash Equivalent	(607)	(537)
Effect of Foreign Exchange on Cash and Cash Equivalents	38	49
Cash and Cash Equivalents
Beginning of Period	1,144	1,525
End of Period	$575	$1,037

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2011
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $10,361 thousand (as at December 31, 2010 - $9,761 thousand). To date, these losses have been financed principally through the issuance of capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence and attain profitable operations. With the Company's existing working capital levels, it should be able to continue operations at least into the third quarter of fiscal 2011 based on historical factors.

The first product fully-developed by the Company, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008 and has generated in excess of half a million dollars in royalty income to date. Historically, however, revenues for the Company have consisted primarily of research and development fees and have not been sufficient to sustain operations. Nonetheless, the Company does expect to generate significant revenues from sales and manufacturing royalties in future years following successful development and commercialization of products within its current pipeline.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont’d)

The Company currently has a pipeline of 14 products under development. Of the products under development, CPI-300, a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®, formulated using the Company’s proprietary controlled release technology, is the most advanced. The Company submitted a New Drug Application (“NDA”) (505(b)(2) for this product to the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2009. Subsequently, Biovail Laboratories SLR (“Biovail”), holder of the Wellbutrin XL® patent, sued the Company in the U.S. District Court of Delaware for patent infringement. The Company incurred approximately $1.1 million of legal costs directly related to this litigation until the US District Court of Delaware ruled in favor of IntelGenx regarding claim construction for the two patent terms at issue and, in February 2011, subsequently dismissed the litigation.

The Company anticipates FDA approval of CPI-300 during the second half of 2011, with commercialization of the product following in the fourth quarter. Nonetheless, in order to achieve profitability, revenue streams will have to increase significantly from current levels and there is no assurance that revenues can increase to such a level.

The Company raised net cash proceeds of approximately $2.1 million through the issuance of common shares in the year ended December 31, 2010 compared to net proceeds of approximately $2.1 million (net of amounts used to repay convertible notes and debt) raised in the previous year. The Company is currently reviewing its cash requirements for fiscal 2011 in order to determine whether further fundraising will be necessary.

The Company can give no assurance that any additional capital that it is able to obtain will be sufficient to meet its needs, or will be on terms favorable to it. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail operations. The Company may also receive funds through the exercise of outstanding stock options and warrants in addition to funds that may be generated from pre- commercialization payments. There can be no assurance that such proceeds, if any, will be material.

Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards

Revenue Recognition and Disclosures

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple- Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple- deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial position or results of operations.

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-07 did not have a material effect on the Company’s financial position or results of operations.

4.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

In January 2011, the FASB issued Update No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.

The FASB believes this guidance will be effective for interim and annual periods ending after June 15, 2011. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

In April 2011, the FASB issued Update No. 2011-02, “Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in ASU 2011-02 apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this ASU provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-2 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

5.	Capital Stock

	March 31,	December 31,
	2011	2010
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
39,808,896 (December 31, 2010 - 39,581,271) common shares	$398	$396

During the three month period ended March 31, 2011 a total of 227,625 agents’ warrants were exercised for 227,625 common shares having a par value of $0 thousand in aggregate, for cash consideration of $108 thousand, resulting in an increase in additional paid-in capital of $108 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

6.	Additional Paid-In Capital

Stock options

Compensation expenses for stock-based compensation of $12 thousand and $11 thousand were recorded during the three-month period ended March 31, 2011 and 2010 respectively. Of the amount expensed in 2011, $4 thousand (2010 - $3 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, and $8 thousand (2010 - $8 thousand) relates to stock options granted to employees and directors. As at March 31, 2011, the Company has $41 thousand (2010 - $54 thousand) of unrecognized stock- based compensation.

7.	Related Party Transactions

Included in management salaries are $1 thousand (2010 - $6 thousand) for options granted to the Chief Financial Officer and $1 thousand (2010 - $1 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $2 thousand (2010 - $Nil) for options granted to non-employee directors.

Also included in management salaries are director fees of $19 thousand (2010 - $13 thousand) for attendance to board meetings and audit committee meetings.

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

Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Key Developments

We achieved a number of milestones in our strategic development, growth and future income potential throughout the first quarter of 2011, most notably:

CPI-300 Antidepressant Tablet:

Background:

CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

April 2009: submitted a New Drug Application (“NDA”) to the FDA for CPI-300.

August 2009: sued by Biovail Laboratories SLR (“Biovail”) for patent infringement under the Hatch-Waxman Act.

January 2010: announced manufacturing site change for the manufacture of CPI-300 to Pillar5 Pharma. March 2010: U.S. PTO issued patent number US 7,674,479 protecting CPI-300 against generic copies. February 2010: Complete Response Letter received from FDA

June 2010: met with FDA to clarify steps necessary to obtain regulatory approval.

Progress in 2011:

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

We expect to file the amendment to the NDA in the second quarter of 2011.

Anti-Psychcotic Film:

On February 7, 2011, we announced the completion of a pilot study that indicates that we have successfully developed a novel oral film, INT0022, which is likely to be bioequivalent to a leading anti-psychotic in a pivotal bioequivalency study. INT0022 has been developed using our proprietary immediate release "VersaFilm" drug delivery technology.

This was a randomized, two-period, two-way crossover study in healthy male subjects. The study was designed to determine whether INT0022 will be bioequivalent to a leading anti-psychotic product in a pivotal bioequivalency study as measured by industry standard pharmacokinetic measures, peak plasma concentration (Cmax) and area under the curve (AUC). The study results indicate that INT0022 will likely be bioequivalent with the brand product and allow us to advance the product to the pivotal stage.

Insomnia Film:

Subsequent to the end of the quarter, on April 6, 2011 we announced the completion of a pilot biostudy indicating that we have developed a novel oral film, INT0020, that suggests bioequivalency to a leading branded product for the treatment of insomnia. INT0020 has been developed using our proprietary immediate release "VersaFilm" drug delivery technology.

This was a randomized, two-period, two-way crossover study in healthy male subjects. The study was designed to determine whether INT0020 is bioequivalent to a leading insomnia product as measured by industry standard pharmacokinetic measures, peak plasma concentration (Cmax) and area under the curve (AUC). The study results indicate that INT0020 should meet acceptance criteria for bioequivalency for both Cmax and AUC once we decide to advance the product to the larger pivotal bioequivalency study.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

In U.S.$ thousands	2011	2010	Increase/	Percentage
			(Decrease)	Change

Revenue	$98	$182	$(84)	46%
Research and Development Expenses	329	330	(1)	0%
Research and Development Tax Credit	(41)	(24)	17	71%
Management Salaries	139	147	(8)	5%
General and Administrative Expenses	110	65	45	69%
Professional Fees	153	425	(272)	64%
Net Loss	(600)	(772)	(172)	22%

Revenue

Total revenue and other income decreased from $182 thousand in the first quarter of 2010 to $98 thousand in the first quarter of 2011.

In the first quarter of 2011, royalty revenues earned from commercialization of the first product fully-developed by us, a prenatal multivitamin supplement marketed as Gesticare® in the USA, decreased to approximately $30 thousand from $74 thousand in the same period of the previous year. The deterioration results from increased competition in the nutritional supplement market.

Revenue earned from our pharmaceutical partners for development milestones achieved decreased from $108 thousand in the first quarter of 2010 to $66 thousand in the first quarter of 2011. The decrease reflects the changing status of research and development projects as they progress and development milestones are realized, new development projects are undertaken, or projects are completed.

Research and Development (“R&D”) Expenses

R&D expenses totaled $329 thousand in the first quarter of 2011, compared with $330 thousand in the first quarter of 2010.

Included within R&D expenses for 2011 are R&D Salaries of $163 thousand, of which approximately $3 thousand represents non-cash compensation. This compares to R&D Salaries of $108 thousand in 2010, of which approximately $1 thousand represented non-cash compensation. The increase in R&D Salaries is primarily attributable to the addition of a scientist in May 2010, the return of a scientist from maternity leave, and R&D staff salary increases.

In the first quarter of 2011 we recorded estimated Research and Development Tax Credits and refunds of $41 thousand, compared with $24 that was recorded in the first quarter of the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries decreased from $147 thousand in the first quarter of 2010 to $139 thousand in the first quarter of 2011. The decrease relates to the termination of a consultancy agreement for business development activities in the fourth quarter of 2010, which was partially compensated by the additional costs of temporary assistance for business development in the first quarter of 2011.

Included in management salaries are approximately $3 thousand (2010: $7 thousand) in non-cash compensation resulting from options granted to management employees in 2008 and 2009, and $2 thousand (2010: $Nil) in non-cash compensation from options granted to non-employee directors in 2010.

General and administrative expenses increased from $65 thousand in the first quarter of 2010 to $110 thousand in the first quarter of 2011. The increase relates to the write-off of a receivable in the amount of approximately $52 thousand, which is no longer collectible.

Professional Fees

Professional fees for the first quarter of 2011 decreased by $272 thousand, or 64%, to $153 thousand from $425 thousand in the first quarter of 2010.

The decrease in professional fees is primarily attributable to the dismissal by the United States District Court of Delaware in February 2011 of the patent infringement lawsuit against IntelGenx that was initiated by Biovail in August 2009. The dismissal of the litigation followed our previous announcement on January 4th, 2011 that the court had ruled in favor of IntelGenx regarding claim construction for the two patent terms at issue in the patent infringement action brought forward by Biovail under the Drug Price Competition and Patent Term Restoration Act ("Hatch-Waxman Act"). The ruling arose from a special proceeding required under U.S. patent law called a "Markman Hearing" where both sides presented to the court their arguments on how they believed the patent terms at issue should be interpreted. Subsequent to the ruling on the Markman Hearing, Biovail agreed to dismissal of the action.

In the first quarter of 2010 we incurred legal expenses in respect of the Biovail litigation of approximately $313 thousand, compared with $20 thousand in the first quarter of 2011.

Included within professional fees in the first quarter of 2011 is a non-cash expense of approximately $4 thousand (2010: $3 thousand) for options granted to investor relation firms for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $12 thousand in the first quarter of 2011, compared with $11 thousand in the first quarter of 2010.

We expensed approximately $6 thousand in the first quarter of 2011 for options granted to our employees in 2009 and 2010 under the 2006 Stock Option Plan and approximately $2 thousand for options granted to non-employee directors in 2010, compared with $8 thousand and $Nil, respectively, which was expensed in the first quarter of the previous year.

We also expensed $4 thousand in the first quarter of 2011 for options granted to investor relation firms for investor relation services, compared to $3 thousand that was expensed in the first quarter of 2010.

There remains approximately $41 thousand in stock-based compensation to be expensed in fiscal 2011 and 2012 of which approximately $31 thousand relates to the issuance of options to our employees and directors during 2009 and 2010, and approximately $10 thousand relates to options granted to investor relations firms. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Net Loss

The net loss for the first quarter of 2011 improved by $172 thousand, or 22%, versus the net loss of $772 thousand in the same period of the previous year. The decrease in net loss primarily relates to a decrease in legal fees of $293 thousand related to the dismissal of the Biovail litigation that was partly offset by a decrease in revenue and other income of $84 thousand, and the write-off of an accounts receivable in the amount of $52 thousand deemed to be no longer collectible

Included within the net loss for the first quarter of 2011 is a loss of approximately $35 thousand related to a foreign exchange impact arising from the translation of our operating currency into our reporting currency, which is the effect of the strengthening of the Canadian dollar versus the U.S. dollar.

Key items from the Balance Sheet as at March 31, 2011 compared to December 31, 2010

In U.S.$ thousands

			Increase/	Percentage
	2011	2010	(Decrease )	Change
Current Assets	$1,156	$1,666	$(510)	31%
Property and Equipment	158	159	(1)	1%
Current Liabilities	278	349	(71)	20%
Total Equity	11,207	11,087	120	1%

Current Assets

Current assets totaled $1,156 thousand at March 31, 2011 compared with $1,666 thousand at December 31, 2010. The decrease of $510 thousand is attributable to a decrease in cash and cash equivalents of approximately $569 thousand and a decrease in accounts receivable of approximately $5 thousand, partially off-set by an increase in prepaid expenses of $18 thousand and an increase in investment tax credits receivable of approximately $46 thousand.

Prepaid Expenses

As of March 31, 2011 prepaid expenses totaled $65 thousand, compared to $47 thousand at December 31, 2010. The increase relates primarily to a deposit paid in respect of planned attendance at an exhibition in the fourth quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents totaled $575 thousand as at March 31, 2011, representing a decrease of $569 thousand, compared to $1,144 thousand as at December 31, 2010.

On March 4, 2011, $108 thousand agents’ warrants were exercised for 227,625 common shares having a par value of $0 thousand for cash consideration of $108 thousand, resulting in an increase in additional paid-in capital of $108 thousand.

As at March 31, 2011, we had accumulated a deficit of $10,361 thousand compared with an accumulated deficit of $9,761 thousand as at December 31, 2010. Total assets amounted to $1,314 thousand and shareholders’ equity totaled $1,036 thousand as at March 31, 2011, compared with total assets and shareholders’ equity of $1,825 thousand and $1,476 thousand, respectively, as at December 31, 2010.

Accounts receivable totaled $273 thousand (December 31, 2010: $278 thousand) as at March 31, 2011, of which approximately $135 thousand is a sales tax refund that we expect to receive in the second quarter of 2011. In the first quarter of 2011 we wrote-off a receivable in the amount of approximately $52 thousand that was no longer deemed to be collectible.

In addition, we had R&D investment tax credits receivable of approximately $243 thousand as at March 31, 2011 as compared to $197 thousand as at December 31, 2010. We expect to receive a refund of approximately $200 thousand of the R&D investment tax credits during the fourth quarter of 2011.

Accounts payable and accrued liabilities as at March 31, 2011amounted to $278 thousand (December 31, 2010 - $349 thousand), of which approximately $31 thousand relates to research and development activities, approximately $85 thousand relates to professional fees, and approximately $148 thousand relates to accrued payroll liabilities.

Property and Equipment

As at March 31, 2011, the net book value of property and equipment amounted to $158 thousand, compared to $159 thousand at December 31, 2010. In the quarter ended March 31, 2011 additions to assets totaled $3 thousand, total depreciation amounted to $8 thousand and a foreign exchange gain of $4 thousand was recorded.

Capital Stock

As at March 31, 2011, capital stock amounted to $398 compared to $396 at December 31, 2010. The increase reflects the issuance of 227,625 shares at par value of $0.00001 related to the exercise of agents’ warrants on March 4, 2011. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $11,207 thousand at March 31, 2011 compared with $11,087 thousand at December 31, 2010. The change is made up of an increase of $108 thousand related to the exercise of agents’ warrants and $12 thousand for stock-based compensation, of which approximately $4 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $8 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010

In U.S.$ thousands			Increase/	Percentage
	2011	2010	(Decrease)	Change
Operating Activities	$(712)	$(534)	$178	33%
Financing Activities	108	-	108	N/A
Investing Activities	(3)	(3)	-	0%
Cash and cash equivalents - end of period	575	1,037	(462)	45%

Statement of cash flows

Net cash used by operating activities was $712 thousand in the three months ended March 31, 2011 compared to $534 thousand for the same period in 2010. In the first quarter of 2011, net cash used by operating activities consisted of an operating loss of $600 thousand and a decrease in non-cash operating elements of working capital of $184 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $108 thousand in the first quarter of 2011, compared to $Nil in the same period of the previous year. On March 4, 2011 agents’ warrants were exercised for 227,625 common shares having a par value of $0 thousand for cash consideration of $108 thousand, resulting in an increase in additional paid-in capital of $108 thousand.

Net cash used in investing activities amounted to $3 thousand in the quarter ended March 31, 2011 compared to $3 thousand in the first quarter of 2010.

The balance of cash and cash equivalents as at March 31, 2011 amounted to $575 thousand, compared to $1,037 thousand at March 31, 2010.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 10, 2011	By: /S/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: May 10, 2011	By: /S/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer