Form 10-Q
period 2011-06-30
IntelGenx Technologies Corp.
filed 2011-08-08
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

(514) 331-7440
(Issuer's telephone number)

__________________________________________________
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

Yes [     ]             No [     ]

APPLICABLE TO CORPORATE ISSUERS:

46,215,511 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 4, 2011.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current
Cash and cash equivalents	$3,201	$1,144
Accounts receivable	76	278
Prepaid expenses	66	47
Investment tax credits receivable	286	197
	3,629	1,666
Property and Equipment	150	159
	$3,779	$1,825
Liabilities
Current
Accounts payable and accrued liabilities	382	349

Shareholders' Equity
Capital Stock (note 4)	0	0
Additional Paid-in-Capital	14,090	11,087
Accumulated Deficit	(10,941)	(9,761)
Accumulated Other Comprehensive Income	248	150
	3,397	1,476
	$3,779	$1,825

See accompanying notes

Approved on Behalf of the Board:

/s/	Horst G. Zerbe	Director

/s/	Bernard J. Boudreau	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2011
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476
Foreign currency translation adjustment	-	-	-	-	98	98
Issue of common stock, net of transaction costs of $390,017 (note 4)	4,821,342	-	2,024	-	-	2,024
Warrants issued, net of transaction costs of $131,936 (note 5)	-	-	685	-	-	685
Agents’ warrants	-	-	153	-	-	153
Warrants exercised (note 5)	297,138	-	-	-	-	-
Agents’ options exercised (note 5)	246,156	-	117	-	-	117
Stock-based compensation (note 5)	-	-	24	-	-	24
Net loss for the period	-	-	-	(1,180)	-	(1,180)
Balance – June 30, 2011	44,945,907	$0	$14,090	$(10,941)	$248	$3,397

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2011	2010	2011		2010

Revenue	$45	$115	$141		$297
Other income	1	11	3		11
	46	126	144		308

Expenses
Research and development	305	249	634		579
Research and development tax credits	(42)	(24)	(83)		(48)
Management salaries	129	169	268		316
General and administrative	53	40	163		105
Professional fees	121	625	274		1,050
Depreciation	9	10	17		20
Foreign exchange	50	(1)	49		-
Interest and financing fees	1	1	2		1
	626	1,069	1,324		2,023
Net Loss	(580)	(943)	(1,180)		(1,715)
Other Comprehensive Loss
Foreign currency translation adjustment	56	(45)	98		10
Comprehensive Loss	$(524)	$(988)	$(1,082)		$(1,705)

Basic Weighted Average Number of Shares Outstanding	40,396,305	33,081,271	40,024,995		33,081,271
Basic and Diluted Loss Per Common Share (note 7)	$(0.01)	$(0.03)	$(0.03	) $	(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2011	2010	2011	2010

Funds Provided (Used) -
Operating Activities
Net loss	$(580)	$(943)	$(1,180)	$(1,715)
Depreciation	9	10	17	20
Investor relations services	3	4	7	7
Stock-based compensation	9	29	17	37
Accounts receivable write-off	-	-	52	-
	(559)	(900)	(1,087)	(1,651)
Changes in non-cash operating elements of working capital	258	277	74	494
	(301)	(623)	(1,013)	(1,157)

Financing Activities
Issue of capital stock	3,239	-	3,347	-
Transaction costs	(369)	-	(369)	-
	2,870	-	2,978	-

Investing Activities
Additions to property and equipment	-	(2)	(3)	(5)
	-	(2)	(3)	(5)
Increase (Decrease) in Cash and Cash Equivalent	2,569	(625)	1,962	(1,162)
Effect of Foreign Exchange on Cash and Cash Equivalents	57	(37)	95	12
Cash and Cash Equivalents
Beginning of Period	575	1,037	1,144	1,525
End of Period	$3,201	$375	$3,201	$375

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Adoption of New Accounting Standards

Revenue Recognition and Disclosures

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

2. Adoption of New Accounting Standards (Cont’d)

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

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

The FASB believes this guidance will be effective for interim and annual periods ending after June 15, 2011. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued Update No. 2011-02, “Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in ASU 2011-02 apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this ASU provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-2 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

3. Significant Accounting Policies (Cont’d)

In May 2011, the FASB issued Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

4. Capital Stock

	March 31,	December 31,
	2011	2010
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
44,945,907 (December 31, 2010 - 39,581,271) common shares	$449	$396

On June 21, 2011, as part of two concurrent private placement offerings, the Company issued approximately 4.8 million shares of common stock, and three-year warrants to purchase up to approximately 2.4 million shares of common stock, for aggregate gross proceeds of approximately US$3.2 million. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,024 thousand. (See note 5 for the portion allocated to the warrants).

The private placements consisted of a definitive securities purchase agreement with certain accredited and institutional investors for the issuance and sale in a private placement transaction (the "US Private Offering") of 2,582,536 shares and warrants to purchase up to 1,291,268 shares of common stock, for aggregate gross proceeds of approximately $1.7 million, and a definitive subscription agreement solely with Canadian investors for the issuance and sale in a concurrent non-brokered private placement transaction (the "Canadian Private Offering") of 2,238,806 shares and warrants to purchase up to 1,119,403 shares of common stock, for aggregate gross proceeds of approximately $1.5 million.

The Company paid an agent cash commissions in the amount of approximately $121 thousand, representing 7% of the aggregate gross proceeds received by the Company in the US Private Offering, plus expenses in the amount of approximately $28 thousand, and issued warrants to the agent to purchase 180,778 shares of common stock, representing 7% of the amount of shares sold in the US Private Offering. The Company also paid cash finder's fees in the amount of approximately $105 thousand, representing 7% of the aggregate gross proceeds received by the Company in the Canadian Private Offering; and issued warrants to purchase 156,716 shares of common stock, representing 7% of the amount of shares sold in the Canadian Private Offering. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance.

In addition, the Company paid approximately $114 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

All of the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

5. Additional Paid-In Capital

Stock options

On May 12, 2011 the Company granted 50,000 stock options to an employee to purchase common shares. The stock options are exercisable at $0.52 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $16 thousand, using the following assumptions:

Expected volatility	115%
Expected life	3.1 years
Risk-free interest rate	0.96%
Dividend yield	Nil

Compensation expenses for stock-based compensation of $24 thousand and $44 thousand were recorded during the six-month period ended June 30, 2011 and 2010 respectively. Of the amount expensed in 2011, $7 thousand (2010 - $7 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, and $17 thousand (2010 - $37 thousand) relates to stock options granted to employees and directors. As at June 30, 2011, the Company has $45 thousand (2010 - $62 thousand) of unrecognized stock-based compensation.

Warrants

On June 21, 2011 the Company issued approximately 4.8 million stock purchase warrants exercisable into approximately 2.4 million common shares at $0.74 per share which expire on June 21, 2014. The stock purchase warrants were issued in connection with the June 21, 2011 private placements described in note 4. The stock purchase warrants were valued at $817 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

On June 21, 2011 the Company issued approximately 0.3 million agents’ stock purchase warrants exercisable into approximately 0.3 million common shares at $0.74 per share which expire on June 21, 2014. The stock purchase warrants were issued in connection with the June 21, 2011 private placements described in note 4. The stock purchase warrants were valued at $153 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

5. Additional Paid-In Capital (Cont’d)

During the six month period ended June 30, 2011 a total of 246,156 agents’ warrants were exercised for 246,156 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $117 thousand, resulting in an increase in additional paid-in capital of approximately $117 thousand.

During the second quarter of 2011, 964,286 warrants were exercised for 297,138 common shares in a cashless exercise, resulting in an increase in additional paid-in capital of $Nil.

6. Related Party Transactions

Included in management salaries are $2 thousand (2010 - $12 thousand) for options granted to the Chief Financial Officer and $2 thousand (2010 - $2 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $4 thousand (2010 - $21 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $40 thousand (2010 - $46 thousand) for attendance to board meetings and audit committee meetings.

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

8. Subsequent events

On July 5, 2011, 12,500 warrants were exercised for 12,500 common shares having a par value of $0 thousand for cash consideration of approximately $6 thousand, resulting in an increase in additional paid-in capital of approximately $6 thousand.

On July 6, 2011, 62,000 stock options were exercised for 62,000 common shares having a par value of $0 thousand for cash consideration of approximately $25 thousand, resulting in an increase in additional paid-in capital of approximately $25 thousand.

On July 8, 2011, 53,250 agents’ warrants were exercised for 53,250 common shares having a par value of $0 thousand for cash consideration of approximately $25 thousand, resulting in an increase in additional paid-in capital of approximately $25 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

8. Subsequent events (Cont’d)

On July 8, 2011, 142,857 warrants were exercised for 68,902 common shares having a par value of $0 thousand in a cashless exercise, resulting in an increase in additional paid-in capital of $Nil.

On July 8, 2011, 100,000 warrants were exercised for 100,000 common shares having a par value of $0 thousand for cash consideration of approximately $80 thousand, resulting in an increase in additional paid-in capital of approximately $80 thousand.

On July 13, 2011, 150,000 warrants were exercised for 150,000 common shares having a par value of $0 thousand for cash consideration of approximately $120 thousand, resulting in an increase in additional paid-in capital of approximately $120 thousand.

On July 13, 2011, 120,000 warrants were exercised for 120,000 common shares having a par value of $0 thousand for cash consideration of approximately $57 thousand, resulting in an increase in additional paid-in capital of approximately $57 thousand.

On July 14, 2011, 79,000 stock options were exercised for 79,000 common shares having a par value of $0 thousand for cash consideration of approximately $32 thousand, resulting in an increase in additional paid-in capital of approximately $32 thousand.

On July 18, 2011, 200,000 warrants were exercised for 200,000 common shares having a par value of $0 thousand for cash consideration of approximately $100 thousand, resulting in an increase in additional paid-in capital of approximately $100 thousand.

On July 26, 2011, 357,143 warrants were exercised for 149,351 common shares having a par value of $0 thousand in a cashless exercise, resulting in an increase in additional paid-in capital of $Nil.

On July 27, 2011, 200,000 warrants were exercised for 200,000 common shares having a par value of $0 thousand for cash consideration of approximately $100 thousand, resulting in an increase in additional paid-in capital of approximately $100 thousand.

On August 1, 2011, 75,600 stock options were exercised for 75,600 common shares having a par value of $0 thousand for cash consideration of approximately $31 thousand, resulting in an increase in additional paid-in capital of approximately $31 thousand.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Key Developments

We achieved a number of milestones in our strategic development, growth and future income potential throughout the first six months of 2011, most notably:

Financing:

On June 22, 2011, we announced the closing of two concurrent private placement offerings in the USA and Canada. We issued approximately 4.8 million shares of common stock at a per share purchase price of US$0.67, and three-year warrants to purchase up to approximately 2.4 million shares of common stock at an exercise price of US$0.74 per share, for aggregate gross proceeds of approximately US$3.2 million. We intend to use the net proceeds to support our strategic development projects and for working capital.

CPI-300 Antidepressant Tablet:

Background:

CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

April 2009: submitted a New Drug Application (“NDA”) to the FDA.

August 2009: sued by Biovail Laboratories SLR (“Biovail”) for patent infringement under the Hatch-Waxman Act.

January 2010: announced manufacturing site change for the manufacture of CPI-300 to Pillar5 Pharma.

March 2010: U.S. PTO issued patent number US 7,674,479 protecting CPI-300 against generic copies.

February 2010: Complete Response Letter (“CRL”) received from FDA.

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

On May 16, 2011, we announced that we had submitted our reply to the CRL issued in February 2010 by the FDA.

On June 14, 2011, we announced that the FDA has accepted the resubmission of our NDA 505(b)(2) in response to the February 2010 CRL as a complete, Class 2 response. In addition, the FDA has established November 13, 2011 as its target action date under the Prescription Drug User Fee Act ("PDUFA").

Anti-Psychotic Film:

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

On June 14, 2011, we announced the execution of a binding term-sheet with RedHill Biopharma Ltd. ("RedHill"), an Israeli corporation, to co-develop and license our anti-psychotic oral thin film. The term-sheet sets forth the main criteria to be incorporated into a definitive development and license agreement under which RedHill would obtain exclusive worldwide rights to market and sell our rapidly dissolving anti-psychotic oral film product. In exchange, we would receive upfront, milestone, and external development fees totaling up to US$2.3 million from RedHill and, upon commercialization of the product, we would receive up to 50% of all proceeds including, but not limited to, all sales milestones and income from the product world-wide.

Insomnia Film:

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

Results of Operations for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.

In U.S.$ thousands	2011	2010	Increase/	Percentage
			(Decrease)	Change

Revenue	$144	$308	$(164)	53%
Research and Development Expenses	634	579	55	9%
Research and Development Tax Credit	(83)	(48)	35	73%
Management Salaries	268	316	(48)	15%
General and Administrative Expenses	163	105	58	55%
Professional Fees	274	1,050	(776)	74%
Net Loss	(1,180)	(1,715)	(535)	31%

Revenue

Total revenue and other income decreased from $308 thousand in the first six months of 2010 to $144 thousand in the first six months of 2011.

Royalty revenues earned from commercialization of the first product fully-developed by us, a prenatal multivitamin supplement marketed as Gesticare® in the USA, decreased to approximately $52 thousand in the first six months of 2011 from $154 thousand in the same period of the previous year. The deterioration results from increased competition in the nutritional supplement market.

Revenue earned from our pharmaceutical partners for development milestones achieved decreased from $143 thousand in the first six months of 2010 to $89 thousand in the first six months of 2011. The decrease reflects the changing status of research and development projects as they progress and development milestones are realized, new development projects are undertaken, or projects are completed.

Research and Development (“R&D”) Expenses

R&D expenses totaled $634 thousand in the first six months of 2011, compared with $579 thousand in the first six months of 2010.

Included within R&D expenses for 2011 are R&D Salaries of $318 thousand, of which approximately $7 thousand represents non-cash compensation. This compares to R&D Salaries of $242 thousand in 2010, of which approximately $2 thousand represented non-cash compensation. Approximately $21 thousand of the increase in R&D Salaries is related to the foreign exchange impact arising from the translation of our operating currency into our reporting currency, and approximately $55 thousand of the increase is attributable to the addition of a scientist in May 2010, the return of a scientist from maternity leave, and R&D staff salary increases.

In the first six months of 2011 we recorded estimated Research and Development Tax Credits and refunds of $83 thousand, compared with $48 thousand that was recorded in the first six months of the previous year.

Management Salaries and General and Administrative Expenses

Management salaries decreased from $316 thousand in the first six months of 2010 to $268 thousand in the first six months of 2011. The decrease relates to the termination of a consultancy agreement for business development activities in the fourth quarter of 2010, which was partially compensated by the additional costs of temporary assistance for business development through the first quarter of 2011, plus approximately $18 thousand related to the foreign exchange impact arising from the translation of our operating currency into our reporting currency.

Included in management salaries are approximately $5 thousand (2010: $14 thousand) in non-cash compensation resulting from options granted to management employees in 2008 and 2009, and $5 thousand (2010: $21 thousand) in non-cash compensation from options granted to non-employee directors in 2010.

General and administrative expenses increased from $105 thousand in the first six months of 2010 to $163 thousand in the first six months of 2011. The increase relates to the write-off of a receivable in the amount of approximately $52 thousand, which is no longer collectible, plus approximately $11 thousand related to the foreign exchange impact arising from the translation of our operating currency into our reporting currency

Professional Fees

Professional fees for the first six months of 2011 decreased by $776 thousand, or 74%, to $274 thousand from $1,050 thousand in the first six months of 2010.

The decrease in professional fees is primarily attributable to the dismissal in February 2011 of the patent infringement lawsuit that was initiated by Biovail against us in August 2009. The dismissal of the litigation followed our previous announcement on January 4th, 2011 that the court had ruled in favor of IntelGenx regarding claim construction for the two patent terms at issue in the patent infringement action brought forward by Biovail under the Drug Price Competition and Patent Term Restoration Act ("Hatch-Waxman Act"). The ruling arose from a special proceeding required under U.S. patent law called a "Markman Hearing" where both sides presented to the court their arguments on how they believed the patent terms at issue should be interpreted. Subsequent to the ruling on the Markman Hearing, Biovail agreed to dismissal of the action.

In the first six months of 2010 we incurred legal expenses in respect of the Biovail litigation of approximately $705 thousand, compared with $20 thousand in the first six months of 2011.

Included within professional fees in the first six months of 2011 is a non-cash expense of approximately $7 thousand (2010: $7 thousand) for options granted to investor relation firms for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $24 thousand in the first six months of 2011, compared with $44 thousand in the first six months of 2010.

We expensed approximately $12 thousand in the first six months of 2011 for options granted to our employees in 2009, 2010 and 2011 under the 2006 Stock Option Plan and approximately $5 thousand for options granted to non-employee directors in 2010, compared with $16 thousand and $21 thousand, respectively, which was expensed in the first six months of the previous year.

We also expensed $7 thousand in the first six months of 2011 for options granted to investor relation firms for investor relation services, compared to $7 thousand that was expensed in the first six months of 2010.

There remains approximately $45 thousand in stock-based compensation to be expensed in fiscal 2011, 2012 and 2013 of which approximately $39 thousand relates to the issuance of options to our employees and directors during 2009 and 2010, and approximately $6 thousand relates to options granted to investor relations firms. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Net Loss

The net loss for the first six months of 2011 declined by $535 thousand, or 31%, versus the net loss of $1,715 thousand in the same period of the previous year. Included within the net loss for the first six months of 2011 is a loss of approximately $80 thousand related to a foreign exchange impact arising from the translation of our operating currency into our reporting currency, which is the effect of the strengthening of the Canadian dollar versus the U.S. dollar. The decrease in net loss primarily relates to the decrease in legal fees of $685 thousand related to the dismissal of the Biovail litigation, partly offset by a decrease in revenue and other income of $164 thousand, the write-off of an accounts receivable in the amount of $52 thousand deemed to be no longer collectible

Key items from the Balance Sheet as at June 30, 2011 compared to December 31, 2010

In U.S.$ thousands

			Increase/	Percentage
	2011	2010	(Decrease)	Change
Current Assets	$3,629	$1,666	$1,963	118%
Property and Equipment	150	159	(9)	6%
Current Liabilities	382	349	33	9%
Additional Paid-in Capital	14,090	11,087	3,003	27%

Current Assets

Current assets totaled $3,629 thousand at June 30, 2011 compared with $1,666 thousand at December 31, 2010. The increase of $1,963 thousand is primarily attributable to an increase in cash and cash equivalents of approximately $2,057 thousand arising from the private placement offerings completed on June 21, 2011 and an increase in investment tax credits receivable of approximately $89 thousand, partially off-set by a decrease in accounts receivable of approximately $202 thousand.

Prepaid Expenses

As of June 30, 2011 prepaid expenses totaled $66 thousand, compared to $47 thousand at December 31, 2010. The increase relates primarily to a deposit paid in respect of planned attendance at an exhibition in the fourth quarter of 2011.

Liquidity and Capital Resources

On June 21, 2011, as part of two concurrent private placement offerings, we issued approximately 4.8 million shares of common stock, and three-year warrants to purchase up to approximately 2.4 million shares of common stock, for aggregate gross proceeds of approximately US$3.2 million. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance.

The private placements consisted of a definitive securities purchase agreement with certain accredited and institutional investors for the issuance and sale in a private placement transaction (the "US Private Offering") of 2,582,536 shares and warrants to purchase up to 1,291,268 shares of common stock, for aggregate gross proceeds of approximately $1.7 million, and a definitive subscription agreement solely with Canadian investors for the issuance and sale in a concurrent non-brokered private placement transaction (the "Canadian Private Offering") of 2,238,806 shares and warrants to purchase up to 1,119,403 shares of common stock, for aggregate gross proceeds of approximately $1.5 million.

We paid an agent cash commissions in the amount of approximately $121 thousand, representing 7% of the aggregate gross proceeds received by us in the US Private Offering, plus expenses in the amount of approximately $28 thousand, and issued warrants to the agent to purchase 180,778 shares of common stock, representing 7% of the amount of shares sold in the US Private Offering. We also paid cash finder's fees in the amount of approximately $105 thousand, representing 7% of the aggregate gross proceeds received by us in the Canadian Private Offering; and issued warrants to purchase 156,716 shares of common stock, representing 7% of the amount of shares sold in the Canadian Private Offering. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance. In addition, we paid approximately $114 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

Cash and cash equivalents totaled $3,201 thousand as at June 30, 2011, representing an increase of $2,057 thousand, compared to $1,144 thousand as at December 31, 2010.

On March 4, 2011, $108 thousand agents’ warrants were exercised for 227,625 common shares having a par value of $0 thousand for cash consideration of $108 thousand, resulting in an increase in additional paid-in capital of $108 thousand.

On June 29, 2011, $9 thousand agents’ warrants were exercised for 18,531 common shares having a par value of $0 thousand for cash consideration of $9 thousand, resulting in an increase in additional paid-in capital of $9 thousand.

As at June 30, 2011, we had accumulated a deficit of $10,941 thousand compared with an accumulated deficit of $9,761 thousand as at December 31, 2010. Total assets amounted to $3,779 thousand and shareholders’ equity totaled $3,397 thousand as at June 30, 2011, compared with total assets and shareholders’ equity of $1,825 thousand and $1,476 thousand, respectively, as at December 31, 2010.

Accounts receivable totaled $76 thousand as at June 30, 2011 compared with $278 thousand as at December 31, 2010. The decrease relates primarily to a sales tax refund in the amount of approximately $135 thousand that we received in the second quarter of 2011, and the write-off of a receivable in the first quarter of 2011 in the amount of approximately $52 thousand that was no longer deemed to be collectible.

In addition, we had R&D investment tax credits receivable of approximately $286 thousand as at June 30, 2011 as compared to $197 thousand as at December 31, 2010. We expect to receive a refund of approximately $200 thousand of the R&D investment tax credits during the second half of 2011.

Accounts payable and accrued liabilities as at June 30, 2011 amounted to $382 thousand (December 31, 2010 - $349 thousand), of which approximately $30 thousand relates to research and development activities, approximately $219 thousand relates to professional fees, and approximately $123 thousand relates to accrued payroll liabilities.

Property and Equipment

As at June 30, 2011, the net book value of property and equipment amounted to $150 thousand, compared to $159 thousand at December 31, 2010. In the six months ended June 30, 2011 additions to assets totaled $3 thousand, total depreciation amounted to $17 thousand and a foreign exchange gain of $5 thousand was recorded.

Capital Stock

As at June 30, 2011, capital stock amounted to $449 compared to $396 at December 31, 2010. The increase reflects the following issuances of shares at par value of $0.00001:

  227,625 shares issued related to the exercise of agents’ warrants on March 4, 2011
  75,428 shares issued related to the cashless exercise of warrants on May 18, 2011
  4,821,342 shares issued related to the US and Canadian private placements on June 21, 2011
  221,710 shares issued related to the cashless exercise of warrants on June 23, 2011
  18,531 shares issued related to the exercise of agents’ warrants on June 29, 2011

Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $14,090 thousand at June 30, 2011 compared with $11,087 thousand at December 31, 2010. The change is made up of increases of $2,414 thousand, $817 thousand, and $153 thousand for the private placements completed on June 21, 2011 in relation to common stock issued, warrants, and agent’s compensation respectively as well as a decrease of $522 thousand for transaction costs. Additional paid in capital also increased by $117 thousand related to the exercise of agents’ warrants and $24 thousand for stock-based compensation, of which approximately $7 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $17 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010

In U.S.$ thousands			Increase/	Percentage
	2011	2010	(Decrease)	Change
Operating Activities	$(1,013)	$(1,157)	$(144)	12%
Financing Activities	2,978	-	2,978	N/A
Investing Activities	(3)	(5)	(2)	40%
Cash and cash equivalents - end of period	3,201	375	2,826	754%

Statement of cash flows

Net cash used by operating activities was $1,013 thousand in the six months ended June 30, 2011 compared to $1,157 thousand for the same period in 2010. In the first six months of 2011, net cash used by operating activities consisted of an operating loss of $1,180 thousand and an increase in non-cash operating elements of working capital of $74 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $2,978 thousand in the first six months of 2011, compared to $Nil in the same period of the previous year. The net cash provided in 2011 resulted primarily from the US and Canadian private placements completed on June 21, 2011 for gross proceeds of approximately $3.2 million, less related transaction costs of $369 thousand, plus the exercise of agents’ warrants for 246,156 common shares having a par value of $0 thousand for cash consideration of $117 thousand, resulting in an increase in additional paid-in capital of $117 thousand.

Net cash used in investing activities amounted to $3 thousand in the six months ended June 30, 2011 compared to $5 thousand in the first six months of 2010.

The balance of cash and cash equivalents as at June 30, 2011 amounted to $3,201 thousand, compared to $375 thousand at June 30, 2010.

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

             This Item is not applicable

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 8, 2011	By: /S/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and Director

Date: August 8, 2011	By: /S/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer