Form 10-Q/A
period 2011-03-31
IntelGenx Technologies Corp.
filed 2011-08-18
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011

or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-31187

INTELGENX TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6425 Abrams, Ville Saint Laurent, Quebec H4S 1X9, Canada
(Address of principal executive offices, including zip code)

(514) 331-7440
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]       No [X]

46,215,511 shares of the registrant’s common stock, par value $.00001 per share, were issued and outstanding as of August 16, 2011.

EXPLANATORY NOTE

IntelGenx Technologies Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011, which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2011 (the “Original Form 10-Q”), to incorporate the Company’s revisions and responses to a letter of comment from the staff of the Commission dated as of August 4, 2011.

This Form 10-Q/A includes new certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 10, 2011, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The following sections have been amended:

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002; and

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits 31.1 and 31.2 as set forth above have been revised to include the introductory language of paragraph 4 of Item 601(b)(31) of Regulation S-K to reference internal controls, as well as to include the language of paragraph 4(b) of Item 601(b)(31).

This Form 10-Q/A contains only the sections to the Original Filing which are being amended, and those unaffected sections are not included herein. Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

By:	/s/ Horst Zerbe
Horst G. Zerbe
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2011

By:	/s/ Paul Simmons
Paul A. Simmons
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 18, 2011