Form 10-K/A
period 2010-12-31
IntelGenx Technologies Corp.
filed 2011-09-21
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 20, 2011
Common Stock, $.00001 par value	46,849,910 shares

Documents incorporated by reference: None.

EXPLANATORY NOTE

IntelGenx Technologies Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2011 (the “Original Form 10-K”), to incorporate the Company’s revisions and responses to letters of comment from the staff of the Commission dated as of August 4, 2011, August 31, 2011 and September 14, 2011.

This Form 10-K/A includes new certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures set forth below, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 29, 2011, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings made with the Commission subsequent to the filing of the Original Form 10-K, including any amendments to those filings. The following sections have been amended herein:

Part I, Item 1. Business; and

Part IV, Item 15. Exhibits, Financial Statements Schedules.

We have expanded upon the final column of the table on page 9 of the Original Form 10-K to disclose the exact expiration date of each of the Company’s four issued patents. In addition, we have disclosed the material terms of the License and Development Agreement with Azur Pharma International II Ltd. on page 5 of the Original Form 10-K, which is filed as Exhibit 10.34 to this Form 10-K/A (confidential treatment has been requested for certain parts of this agreement, which are omitted and filed separately with the Commission).

This Form 10-K/A contains only the sections to the Original Form 10-K which are being amended, and those unaffected sections are not included herein. Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged.

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

INT0006/2005. On December 10, 2007, we entered into a license and development agreement with Azur Pharma for the development and manufacture of a prenatal vitamin supplement using product specific intellectual property that we developed. Under the terms of the agreement, Azur Pharma has obtained certain exclusive rights to market and sell the product using our proprietary, controlled-release delivery technology in the United States. In exchange for granting Azur Pharma such rights, we will receive an annual single digit percentage royalty of all net sales. The term of the agreement is 15 years from the effective date of May 1, 2007, unless otherwise terminated in the event of, without limitation (i) failure by either us or Azur Pharma to perform our respective obligations under the agreement; (ii) if either party files a petition for bankruptcy or insolvency or otherwise winds up, liquidates or dissolves its business, or (iii) otherwise by mutual consent of the parties. The agreement also contains customary confidentiality, indemnification and intellectual property protection provisions.

The product was launched in the United States during the fourth quarter of 2008 under the brand name Gesticare®. As of December 31, 2010, we have received upfront, milestone and development fees totaling approximately $1.4 million and royalty income totaling approximately $0.5 million. We do not anticipate receiving additional milestone payments under the agreement.

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

Patent No.	Title	Subject	Date submitted / issued / expiration
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued April 16, 2002 Expires April 16, 2022
US Appl. 2007/0190144	Multilayer Tablet	Formulation and Method of Preparation of Multilayered Tablets	Published August 16, 2007
US Appl. 2007/0128272	Multi-Vitamin And Mineral Supplement	Formulation and Method of Preparation of Prenatal Multivitamin Supplement	Published June 7, 2007
US Appl. 2006/0127478	Oral dosage formulation	Multilayer oral dosage forms	Published June 15, 2006
US Appl. 11/782,838 PCT/IB2007/03950	Controlled Release Pharmaceutical Tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	July 25, 2006
US Patent 7674479	Sustained-release Bupropion and Bupropion / Mecamylamine tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	Issued March 9, 2010 Expires July 25, 2027

US Appl. 12/836810	Oral Mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	July 15, 2010
US Appl. US 12/936.132	Oral film dosage forms and methods for making same	Optimization of Film strip technology	December 8, 2010
US Provisional Appl. US 61/327969	Methods for making improved solid oral dosage forms comprising Tadalafil	Oral films containing Tadalafil	April 26, 2010

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (a) Financial Statements and Schedules 1. Financial Statements

The following financial statements are filed as part of the Original Form 10-K under Item 8 of Part II “Financial Statements and Supplementary Data:

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

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on April 28, 2006).
3.1	Articles of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999).
3.2	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999).
3.3	Amendment to the Articles of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333- 135591) filed on August 28, 2006).
3.4	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2010).
9.1	Voting Trust Agreement (incorporated by reference to the Form 8-K/A filed on April 28, 2006).
10.1	Horst Zerbe Employment Agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.2	Ingrid Zerbe Employment Agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.3	Registration Rights Agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.4	Principal's Registration Rights Agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.5	Investor Relations Consulting Agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
10.6	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006).
10.7	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007).
10.8	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007).
10.9	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007).
10.10	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008).
10.11	Form of Warrant (incorporated by reference to the Form 8-K filed on March 28, 2008).
10.12	Form of Lock up Agreement (incorporated by reference to the Form 8-K filed on March 28, 2008).
10.13	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on August 4, 2008).

10.14	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008).
10.15	Broker’s Warrant (incorporated by reference to the Form S-1 filed on March 24, 2009).
10.16	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009).
10.17	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009).
10.18	Agency Agreement, dated as of July 13, 2009, by and among the Company, Bolder Investment Partners Ltd., Union Securities Ltd. and Paradigm Capital Inc. (incorporated by reference to the Form 8-K filed on July 14, 2009).
10.19	Registration Rights Agreement, dated as of July 13, 2009, by and among the Company, Paradigm Capital Inc., Bolder Investment Partners Ltd. and Union Securities Ltd. (incorporated by reference to the Form 8-K filed on July 14, 2009).
10.20	Form of Warrant (incorporated by reference to the Form 8-K filed on July 14, 2009).
10.21	Form of Compensation Option (incorporated by reference to the Form 8-K filed on July 14, 2009).
10.22	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010).
10.23	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010).
10.24	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on July 29, 2010).
10.25	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010).
10.26	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010).
10.27	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010).
10.28	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010).
10.29	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10- Q filed on November 9, 2010).
10.30	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010).
10.31	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011).
10.32	Form of Warrant (incorporated by reference to the Form 8-K filed on June 3, 2011).
10.33	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011).
10.34*	License and Development Agreement between the Company and Azur Pharma International II Ltd.*
14	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009)
16.1	Letter on change in certifying accountant (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006).
23.1	Consent of RSM Richter Chamberland, LLP (incorporated by reference with original 10K filing on March 29, 2011
31.1**	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2**	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1**	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.**
32.2**	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.**

* Filed herewith. Confidential treatment has been requested for certain parts of this document, which are omitted and filed separately with the SEC.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K/A Annual Report to be signed on its behalf by the undersigned on September 20, 2011, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/Horst G. Zerbe
Horst G. Zerbe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Paul A. Simmons
Paul A. Simmons
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K/A Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

By: /s/ Horst G. Zerbe	President, Chief Executive Officer and Director	September 20, 2011
Horst G. Zerbe

By: /s/ Paul Simmons	Chief Financial Officer	September 20, 2011
Paul Simmons

By: /s/ Bernard Boudreau	Director	September 20, 2011
J. Bernard Boudreau

By: /s/ Ian Troup	Director	September 20, 2011
John (Ian) Troup

By: /s/ Bernd Melchers	Director	September 20, 2011
Bernd J. Melchers

By: /s/ John Marinucci	Director	September 20, 2011
John Marinucci

By: /s/ Dr. Rajiv Khosla	Director	September 20, 2011
Dr. Rajiv Khosla