Form 10-Q
period 2011-09-30
IntelGenx Technologies Corp.
filed 2011-11-09
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]    No [_]

APPLICABLE TO CORPORATE ISSUERS:

46,999,910 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 7, 2011.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current
Cash and cash equivalents	$3,320	$1,144
Accounts receivable	93	278
Prepaid expenses	45	47
Investment tax credits receivable	301	197
	3,759	1,666
Property and Equipment	134	159
	$3,893	$1,825
Liabilities
Current
Accounts payable and accrued liabilities	376	349

Shareholders' Equity
Capital Stock (note 4)	0	0
Additional Paid-in-Capital	14,968	11,087
Accumulated Deficit	(11,480)	(9,761)
Accumulated Other Comprehensive Income	29	150
	3,517	1,476
	$3,893	$1,825

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau         Director

/s/ Horst G. Zerbe                    Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2011
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476
Foreign currency translation adjustment	-	-	-	-	(121)	(121)
Issue of common stock, net of transaction costs of $390,017 (note 4)	4,821,342	-	2,024	-	-	2,024
Warrants issued, net of transaction costs of $131,936 (note 5)	-	-	685	-	-	685
Agents’ warrants	-	-	153	-	-	153
Warrants exercised (note 5)	1,951,141	-	762	-	-	762
Agents’ options exercised (note 5)	246,156	-	117	-	-	117
Options exercised (note 5)	250,000	-	103	-	-	103
Stock-based compensation (note 5)	-	-	37	-	-	37
Net loss for the period	-	-	-	(1,719)	-	(1,719)
Balance – September 30, 2011	46,849,910	$0	$14,968	$(11,480)	$29	$3,517

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenue	$23	$582	$164	$879
Other income	1	324	4	335
	24	906	168	1,214

Expenses
Research and development	360	606	994	1,186
Research and development tax credits	(40)	(24)	(123)	(72)
Management salaries	148	131	416	447
General and administrative	86	71	249	176
Professional fees	162	380	436	1,430
Depreciation	9	12	26	32
Foreign exchange gain	(162)	(3)	(113)	(4)
Interest and financing fees	0	96	2	97
	563	1,269	1,887	3,292
Net Loss	(539)	(363)	(1,719)	(2,078)
Other Comprehensive Income / (Loss)
Foreign currency translation adjustment	(219)	68	(121)	78
Comprehensive Loss	$(758)	$(295)	$(1,840)	$(2,000)

Basic Weighted Average Number of Shares Outstanding	46,158,632	35,483,445	42,087,973	33,890,795
Basic and Diluted Loss Per Common Share (note 7)	$(0.02)	$(0.01)	$(0.04)	$(0.06)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Funds Provided (Used) -
Operating Activities
Net loss	$(539)	$(363)	$(1,719)	$(2,078)
Depreciation	9	12	26	32
Investor relations services	4	4	11	11
Stock-based compensation	9	12	26	49
Modification of warrant terms	-	96	-	96
Accounts receivable write-off	-	-	52	-
	(517)	(239)	(1,604)	(1,890)
Changes in non-cash operating elements of working capital	(17)	(537)	57	(43)
	(534)	(776)	(1,547)	(1,933)

Financing Activities
Issue of capital stock	865	2,465	4,212	2,465
Transaction costs	-	(356)	(369)	(356)
	865	2,109	3,843	2,109

Investing Activities
Additions to property and equipment	(4)	(23)	(7)	(29)
	(4)	(23)	(7)	(29)
Increase (Decrease) in Cash and Cash Equivalent	327	1,310	2,289	147
Effect of Foreign Exchange on Cash and Cash Equivalents	(208)	61	(113)	74
Cash and Cash Equivalents
Beginning of Period	3,201	375	1,144	1,525
End of Period	$3,320	$1,746	$3,320	$1,746

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

4.	Capital Stock

	March 31,	December 31,
	2011	2010
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -
46,849,910 (December 31, 2010 - 39,581,271) common shares	$468	$396

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
September 30, 2011
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

During the nine month period ended September 30, 2011, 250,000 (2010 - Nil) stock options were exercised for 250,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $103 thousand, resulting in an increase in additional paid-in capital of $13 thousand.

Compensation expenses for stock-based compensation of $37 thousand and $60 thousand were recorded during the nine-month period ended September 30, 2011 and 2010 respectively. Of the amount expensed in 2011, $11 thousand (2010 - $11 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, and $26 thousand (2010 - $49 thousand) relates to stock options granted to employees and directors. As at September 30, 2011, the Company has $32 thousand (2010 - $82 thousand) of unrecognized stock-based compensation.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

5.	Additional Paid-In Capital (Cont’d)

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

During the nine month period ended September 30, 2011 a total of 246,156 (2010 – Nil) agents’ warrants were exercised for 246,156 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $117 thousand, resulting in an increase in additional paid-in capital of approximately $117 thousand.

Also during the nine month period ended September 30, 2011 a total of 2,900,036 (2010 - Nil) warrants were exercised, of which 1,435,750 (2010 – Nil) warrants were exercised for 1,435,750 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $762 thousand, resulting in an increase in additional paid-in capital of approximately $762 thousand, and a total of 1,464,286 (2010 – Nil) warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

6.	Related Party Transactions

Included in management salaries are $4 thousand (2010 - $17 thousand) for options granted to the Chief Financial Officer and $4 thousand (2010 - $4 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $7 thousand (2010 - $24 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $63 thousand (2010 - $64 thousand) for attendance to board meetings and audit committee meetings.

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

On November 3, 2011, 100,000 warrants were exercised for 100,000 common shares having a par value of $0 thousand for cash consideration of approximately $47 thousand, resulting in an increase in additional paid-in capital of approximately $47 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Expressed in U.S. Funds)
(Unaudited)

8.	Subsequent events (Cont’d)

On November 3, 2011, 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand for cash consideration of approximately $21 thousand, resulting in an increase in additional paid-in capital of approximately $21 thousand.

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

Key Developments

We achieved a number of milestones in our strategic development, growth and future income potential throughout the first nine months of 2011, most notably:

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
February 2010: Complete Response Letter (“CRL”) received from FDA.
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

On August 2, 2011 we announced that our contract manufacturer Pillar5 Pharma successfully passed a pre-approval inspection by the FDA for CPI-300.

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

Results of Operations for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

			Increase/	Percentage
In U.S.$ thousands	2011	2010	(Decrease)	Change
Revenue	$164	$879	$(715)	81%
Other Income	4	335	(331)	99%
Research and Development Expenses	994	1,186	(192)	16%
Research and Development Tax Credit	(123)	(72)	51	71%
Management Salaries	416	447	(31)	7%
General and Administrative Expenses	249	176	73	41%
Professional Fees	436	1,430	(994)	70%
Foreign Exchange	(113)	(4)	109	2,725%
Net Loss	(1,719)	(2,078)	(359)	17%

Revenue and Other Income

Total revenue and other income decreased from $1,214 thousand in the first nine months of 2010 to $168 thousand in the first nine months of 2011.

Royalty revenues earned from commercialization of the first product fully-developed by us, a prenatal multivitamin supplement marketed as Gesticare® in the USA, decreased to approximately $67 thousand in the first nine months of 2011 from $199 thousand in the same period of the previous year. The deterioration results from increased competition in the nutritional supplement market.

In the first 9 months of 2010, revenue earned from our pharmaceutical partners for development milestones achieved included non-refundable upfront license fees of $500 thousand, and other income related to the write-back of accruals made in prior years of $329 thousand, neither of which recurred in the first nine months of 2011.

Revenue earned from our pharmaceutical partners for development milestones achieved decreased from $174 thousand in the first nine months of 2010 to $96 thousand in the first nine months of 2011. The decrease reflects the changing status of research and development projects as they progress and development milestones are realized, new development projects are undertaken, or projects are completed.

Research and Development (“R&D”) Expenses

R&D expenses decreased from $1,186 thousand in the first nine months of 2010 to $994 thousand in the first nine months of 2011, and we recorded Research and Development Tax Credits and refunds of $123 thousand in the first 9 months of 2011 compared to $72 thousand in the same period last year. This represents an improvement to net R&D expenses of approximately $243 thousand, or 22%.

Included within R&D expenses for 2011 are R&D Salaries of $443 thousand, of which approximately $12 thousand represents non-cash compensation. This compares to R&D Salaries of $357 thousand in 2010, of which approximately $5 thousand represented non-cash compensation. Approximately $27 thousand of the increase in R&D Salaries is related to the foreign exchange impact arising from the translation of our operating currency into our reporting currency, and approximately $59 thousand of the increase is attributable to the addition of a scientist in May 2010, the return of a scientist from maternity leave, and R&D staff salary increases.

Management Salaries and General and Administrative Expenses

Management salaries decreased from $447 thousand in the first nine months of 2010 to $416 thousand in the first nine months of 2011. The decrease relates to the termination of a consultancy agreement for business development activities in the fourth quarter of 2010, which was partially compensated by the additional costs of temporary assistance for business development through the first quarter of 2011, plus approximately $25 thousand related to the foreign exchange impact arising from the translation of our operating currency into our reporting currency.

Included in management salaries are approximately $7 thousand (2010: $21 thousand) in non-cash compensation resulting from options granted to management employees in 2008 and 2009, and $7 thousand (2010: $24 thousand) in non-cash compensation from options granted to non-employee directors in 2010.

General and administrative expenses increased from $176 thousand in the first nine months of 2010 to $249 thousand in the first nine months of 2011. The increase relates primarily to the write-off of a receivable in the amount of approximately $52 thousand, which is no longer collectible, plus approximately $16 thousand related to the foreign exchange impact arising from the translation of our operating currency into our reporting currency

Professional Fees

Professional fees for the first nine months of 2011 decreased by $994 thousand, or 70%, to $436 thousand from $1,430 thousand in the first nine months of 2010.

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

In the first nine months of 2010 we incurred legal expenses in respect of the Biovail litigation of approximately $973 thousand, compared with $20 thousand in the first nine months of 2011.

Included within professional fees in the first nine months of 2011 is a non-cash expense of approximately $11 thousand (2010: $11 thousand) for options granted to investor relation firms for investor relation services.

Foreign Exchange

The foreign exchange gain of $113 thousand realized in the first 9 months of 2011 compares with the gain of $4 thousand realized in the same period of the precious year. The gain realized in 2011 relates primarily to amounts received for the exercise of warrants and stock options, both of which are accounted for in the balance sheet at historical cost.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $37 thousand in the first nine months of 2011, compared with $156 thousand in the first nine months of 2010.

On July 28, 2010, the Company restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The restatement resulted in an increase in the fair value of the warrant and an additional compensation charge of approximately $96 thousand, which was charged to expenses in the third quarter of 2010. There was no recurrence of such expense in the first nine months of 2011.

We expensed approximately $19 thousand in the first nine months of 2011 for options granted to our employees in 2009, 2010 and 2011 under the 2006 Stock Option Plan and approximately $7 thousand for options granted to non-employee directors in 2010, compared with $25 thousand and $24 thousand, respectively, which was expensed in the first nine months of the previous year.

We also expensed $11 thousand in the first nine months of 2011 for options granted to investor relation firms for investor relation services, compared to $11 thousand that was expensed in the first nine months of 2010.

There remains approximately $32 thousand in stock-based compensation to be expensed in fiscal 2011, 2012 and 2013 of which approximately $30 thousand relates to the issuance of options to our employees and directors during 2009 and 2010, and approximately $2 thousand relates to options granted to investor relations firms. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Net Loss

The net loss for the first nine months of 2011 decreased by $359 thousand, or 17%, to $1,719 thousand compared with the net loss of $2,078 thousand in the same period of the previous year. Included within the net loss for the first nine months of 2011 is a loss of approximately $105 thousand related to a foreign exchange impact arising from the translation of our operating currency into our reporting currency, which is the effect of the strengthening of the Canadian dollar versus the U.S. dollar. The decrease in net loss primarily relates to the decrease in professional fees of $994 thousand, of which $953 thousand relates to the Biovail litigation, a reduction in net R&D expense of $243 thousand and an increase in foreign exchange gain of $109 thousand, partly offset by a decrease in revenue of $715 thousand and a decrease in other income of $331 thousand.

Key items from the Balance Sheet as at September 30, 2011 compared to December 31, 2010

In U.S.$ thousands

			Increase/	Percentage
	2011	2010	(Decrease)	Change
Current Assets	$3,759	$1,666	$2,093	126%
Property and Equipment	134	159	(25)	16%
Current Liabilities	376	349	27	8%
Additional Paid-in Capital	14,968	11,087	3,881	35%

Current Assets

Current assets totaled $3,759 thousand at September 30, 2011 compared with $1,666 thousand at December 31, 2010. The increase of $2,093 thousand is primarily attributable to an increase in cash and cash equivalents of approximately $2,176 thousand arising from the private placement offerings completed in June, 2011 together with the exercise of warrants and stock options, and an increase in investment tax credits receivable of approximately $104 thousand, partially off-set by a decrease in accounts receivable of approximately $185 thousand.

Prepaid Expenses

As of September 30, 2011 prepaid expenses totaled $45 thousand, compared to $47 thousand at December 31, 2010.

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

During the nine month period ended September 30, 2011 a total of 246,156 (2010 – Nil) agents’ warrants were exercised for 246,156 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $117 thousand, resulting in an increase in additional paid-in capital of approximately $117 thousand.

Also during the nine month period ended September 30, 2011 a total of 2,900,036 (2010 - Nil) warrants were exercised, of which 1,435,750 (2010 – Nil) warrants were exercised for 1,435,750 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $762 thousand, resulting in an increase in additional paid-in capital of approximately $762 thousand, and a total of 1,464,286 (2010 – Nil) warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

During the third quarter of 2011, 250,000 (2010 - Nil) stock options were exercised for 250,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $103 thousand, resulting in an increase in additional paid-in capital of $103 thousand.

Cash and cash equivalents totaled $3,320 thousand as at September 30, 2011, representing an increase of $2,176 thousand, compared to $1,144 thousand as at December 31, 2010.

As at September 30, 2011, we had accumulated a deficit of $11,480 thousand compared with an accumulated deficit of $9,761 thousand as at December 31, 2010. Total assets amounted to $3,893 thousand and shareholders’ equity totaled $3,517 thousand as at September 30, 2011, compared with total assets and shareholders’ equity of $1,825 thousand and $1,476 thousand, respectively, as at December 31, 2010.

Accounts receivable totaled $93 thousand as at September 30, 2011 compared with $278 thousand as at December 31, 2010. The decrease relates primarily to a sales tax refund in the amount of approximately $135 thousand that we received in the second quarter of 2011, and the write-off of a receivable in the first quarter of 2011 in the amount of approximately $52 thousand that was no longer deemed to be collectible.

In addition, we had R&D investment tax credits receivable of approximately $301 thousand as at September 30, 2011 as compared to $197 thousand as at December 31, 2010. We expect to receive a refund of approximately $200 thousand of the R&D investment tax credits during the fourth quarter of 2011.

Accounts payable and accrued liabilities as at September 30, 2011 amounted to $376 thousand (December 31, 2010 - $349 thousand), of which approximately $205 thousand relates to research and development activities, approximately $37 thousand relates to professional fees, and approximately $120 thousand relates to accrued payroll liabilities.

Property and Equipment

As at September 30, 2011, the net book value of property and equipment amounted to $134 thousand, compared to $159 thousand at December 31, 2010. In the nine months ended September 30, 2011 additions to assets totaled $7 thousand, total depreciation amounted to $26 thousand and a foreign exchange loss of $6 thousand was recorded.

Capital Stock

As at September 30, 2011, capital stock amounted to $468 compared to $396 at December 31, 2010. The increase reflects 4,821,342 shares issued related to the US and Canadian private placements on June 21, 2011 and, in the second and third quarters of 2011, a total of 1,951,141 shares issued related to the exercise of warrants, 250,000 shares issued related to the exercise of options, and 246,156 shares issued related to the exercise of agents’ warrants, with all issuances of shares at a par value of $0.00001:

Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $14,968 thousand at September 30, 2011 compared with $11,087 thousand at December 31, 2010. The change is made up of increases of $2,414 thousand, $817 thousand, and $153 thousand for the private placements completed on June 21, 2011 in relation to common stock issued, warrants, and agent’s compensation respectively as well as a decrease of $522 thousand for transaction costs. Additional paid in capital also increased by $762 thousand related to the exercise of warrants, $117 thousand related to the exercise of agents’ warrants, $103 thousand related to the exercise of options and $37 thousand for stock-based compensation, of which approximately $11 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $26 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010

In U.S.$ thousands			Increase/	Percentage
	2011	2010	(Decrease)	Change
Operating Activities	$(1,547)	$(1,933)	$(386)	20%
Financing Activities	3,843	2,109	1,734	82%
Investing Activities	(7)	(29)	(22)	76%
Cash and cash equivalents - end of period	3,320	1,746	1,574	90%

Statement of cash flows

Net cash used by operating activities was $1,547 thousand in the nine months ended September 30, 2011 representing a decrease of $386 thousand when compared to $1,933 thousand for the same period in 2010. In the first nine months of 2011, net cash used by operating activities consisted of an operating loss of $1,719 thousand and an increase in non-cash operating elements of working capital of $57 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $3,843 thousand in the first nine months of 2011, compared to $2,109 thousand in the same period of the previous year. The net cash provided in 2011 resulted primarily from the US and Canadian private placements completed on June 21, 2011 for gross proceeds of approximately $3.2 million, less related transaction costs of $369 thousand, plus $762 thousand related to the exercise of warrants, $117 thousand related to the exercise of agents’ warrants and$103 thousand related to the exercise of options.

Net cash used in investing activities amounted to $7 thousand in the nine months ended September 30, 2011 compared to $29 thousand in the first nine months of 2010.

The balance of cash and cash equivalents as at September 30, 2011 amounted to $3,320 thousand, compared to $1,746 thousand at September 30, 2010.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 9, 2011	By: /S/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 9, 2011	By: /S/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer