Form 10-K
period 2011-12-31
IntelGenx Technologies Corp.
filed 2012-03-29
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [_]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]        No [X]

As of June 30, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $23,844,589 based on the closing price of the registrant’s common shares of U.S. $0.805, as reported on the OTC Bulletin Board on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2012
Common Stock, $.00001 par value	49,621,859 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2011 closing rate reported by the Bank of Canada, being U.S. $1.00 = C$1.0170.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause IntelGenx' actual results to differ materially from the expectations IntelGenx describes in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Controlled release delivery systems play an important role in the development of orally administered drug delivery systems. Controlled release technology provides patients with the required amount of medication over a pre-determined, prolonged period of time. Because of the reduced fluctuation of the active drug in the blood and the avoidance of plasma spikes, controlled release products are deemed safer and more tolerable than conventional dosage forms, and have shown better patient compliance.

Our primary business strategy is to develop pharmaceutical products based upon our proprietary drug delivery technologies and license the commercial rights to companies in the pharmaceutical industry once the viability of a product has been demonstrated. In exchange for licensing rights to our products, we seek funding consisting of a combination of one or more of the following: advance down payments, milestone fees, reimbursement for development costs, and royalties on sales. In addition, we may receive a manufacturing royalty from our contract manufacturers for the exclusive right to manufacture our products. The companies we partner with are typically responsible for managing the regulatory approval process of the product with the United States Food and Drug Administration (“FDA”) and/or other regulatory bodies, as well as for the marketing and distribution of the products. On a case-by-case basis, we may be responsible for providing all or part of the documentation required for the regulatory submission. In addition to pursuing partnering arrangements that provide for the full funding of a drug development project, we may undertake development of selected product opportunities until the marketing and distribution stage. We would first assess the potential and associated costs for successful development of a product, and then determine at which stage it would be most prudent to seek a partner, balancing costs against the potential for higher returns later in the development process.

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

INT0004/2006. The development of a new, higher strength of the antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL®, has been completed. In November 2011 the FDA approved the drug for patients with Major Depressive Disorder and, in February 2012 we entered into an agreement with Edgemont Pharmaceuticals LLC for the commercialization of the product in the United States. Commercial sales of the product are expected to commence in the summer of 2012.

INT0006/2005. On December 10, 2007, we entered into a license and development agreement with Azur Pharma (now part of Jazz Pharmaceuticals plc) for the development and manufacture of a prenatal vitamin supplement using product specific intellectual property that we developed. Under the terms of the agreement, Azur Pharma has obtained certain exclusive rights to market and sell the product using our proprietary, controlled-release delivery technology in the United States. In exchange for granting Azur Pharma such rights, we will receive an annual single digit percentage royalty of all net sales. The term of the agreement is 15 years from the effective date of May 1, 2007, unless otherwise terminated in the event of, without limitation (i) failure by either us or Azur Pharma to perform our respective obligations under the agreement; (ii) if either party files a petition for bankruptcy or insolvency or otherwise winds up, liquidates or dissolves its business, or (iii) otherwise by mutual consent of the parties. The agreement also contains customary confidentiality, indemnification and intellectual property protection provisions.

The product was launched in the United States during the fourth quarter of 2008 under the brand name Gesticare®. As of December 31, 2010, we have received upfront, milestone and development fees totaling approximately $1.4 million and royalty income totaling approximately $0.6 million. We do not anticipate receiving additional milestone payments under the agreement.

INT0007/2006. An oral film product based on our proprietary edible film technology is currently in the optimization stage. The product is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the third quarter of 2010 indicate that the product is bioequivalent with the brand product. A second clinical trial is currently in preparation using an improved formulation which will be compared to the reference listed drug.

INT0008/2007. An oral film product based on our proprietary edible film technology is currently in the pivotal stage of development, with pivotal batch manufacturing expected to be completed in the second quarter of 2012. A pivotal clinical study to prove bioequivalence with the brand product is planned to be conducted in the second quarter of 2012. The product is intended for the treatment of migraine. The results of a phase I pilot study that was conducted in 2009 indicate that the product is bioequivalent with the reference listed drug. In the third quarter of 2010, we entered into an agreement with RedHill Biopharma Ltd. for the co-development and commercialization of this product.

INT0010/2006. We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal mucoadhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. A clinical biostudy undertaken in 2009 on the mucoadhesive tablet developed by IntelGenx indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to US Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project.

INT0020/2010. An oral film product based on our proprietary edible film technology is currently in the formulation optimization stage. The product is intended for the treatment of insomnia.

INT0024/2010. An oral tablet product based on our proprietary multilayer tablet technology is currently in the early development stage. An interaction study is planned for the second quarter of 2012. The product is intended for the treatment of idiopathic pulmonary fibrosis.

INT0027/2011. This project is confidential. The product is in the early development stage.

INT0028/2011. A muco-adhesive tablet product based on our proprietary AdVersa technology is currently in the development stage. The product is intended for the treatment of cancer pain and other forms of pain.

INT0029/2011. This project is confidential. The product is in the early development stage.

INT0030/2011. An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the animal health market.

INT0031/2012. An oral controlled-release film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of benign prostatic hyperplasia

The current development status of each of our products as of the date of this report is summarized in the following table:

Product	Application	Status of Development
INT0001/2004	CHF (Coronary Heart Failure), Hypertension	Pivotal batches in preparation.
INT0004/2006	Antidepressant	New Drug Application (“NDA”) approved by FDA November 2011. Currently preparing commercial manufacturing for commercial launch summer 2012.
INT0006/2005	Prenatal vitamin supplement	Product launched in USA Q4, 2008.
INT0007/2006	Erectile Dysfunction	Pilot biostudy completed indicating bioequivalence with brand product. Pilot phase 1 study against the Reference Listed Drug (RLD) in preparation.
INT0008/2007	Migraine	Pilot biostudy completed indicating bioequivalence with RLD. Pivotal manufacturing activities ongoing. Pivotal clinical study scheduled for Q2, 2012
INT0010/2006	Neuropathic pain	Pilot biostudy completed.
INT0020/2010	Insomnia	Formulation improvements ongoing.
INT0024/2010	Idiopathic pulmonary fibrosis	Formulation development ongoing.
INT0027/2011	Confidential	Formulation development ongoing.
INT0028/2011	Cancer pain	Formulation development ongoing.
INT0029/2011	Confidential	Formulation development ongoing.
INT0030/2011	Animal health	Formulation development ongoing
INT0031/2012	Benign prostatic hyperplasia	Formulation development ongoing.

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

Generic Drugs with High Barriers to Entry

We also plan to pursue the development of generic drugs that have certain barriers to entry, e.g., where product development and manufacturing are complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects only if the number of potential competitors is deemed relatively insignificant.

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

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Valeant Pharmaceuticals International, Inc. (formerly Biovail Corporation), Monosol Rx, Labtec GmbH and BioDelivery Sciences International, Inc., have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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
Our ability to develop products that can be manufactured on a cost effective basis;
Our ability to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) and any other regulatory requirements; and
Our ability to obtain financing.

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities in order to further strengthen our technology base and to develop the ability to manufacture our products through our manufacturing partners at competitive costs.

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

We have obtained four (4) patents and have an additional six (6) pending patent applications, as described below. The patents expire 20 years after submission of the initial application.

Patent No.	Title	Subject	Date submitted / issued / expiration
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued April 16, 2002 Expires April 16, 2022
US Appl. 2007/0190144	Multilayer Tablet	Formulation and Method of Preparation of Multilayered Tablets	Published August 16, 2007

US Appl. 2007/0128272	Multi-Vitamin And Mineral Supplement	Formulation and Method of Preparation of Prenatal Multivitamin Supplement	Published June 7, 2007
US Appl. 11/782,838 PCT/IB2007/03950	Controlled Release Pharmaceutical Tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	July 25, 2006
US Patent 7674479	Sustained-release Bupropion and Bupropion / Mecamylamine tablets	Formulation and Method Of Making Tablets Containing Bupropion And Mecamylamine	Issued March 9, 2010 Expires July 25, 2027
US Appl. 12/836810	Oral Mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	July 15, 2010
US Appl. US 12/936.132	Oral film dosage forms and methods for making same	Optimization of Film strip technology	December 8, 2010
US Appl. 13/079,348	Solid oral dosage forms comprising Tadalafil	Oral films containing Tadalafil	April 04, 2011

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

after successful completion of the required clinical testing, submission to the FDA of a NDA, or an Abbreviated NDA (“ANDA”), for generic drugs. In certain cases, an application for marketing approval may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. Such applications, known as a 505(b)(2) NDA, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication;

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2011 decreased to $1,336 thousand as compared to $1,565 thousand for the year ended December 31, 2010. The decrease in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development facility located in Ville Saint-Laurent, Quebec.

Employees

As of the date of this filing, we have 9 full-time and no part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS.

Our business faces many risks. Any of the risks discussed below, or elsewhere in this report or in our other filings with the Securities and Exchange Commission (“SEC”), could have a material impact on our business, financial condition, or results of operations.

Risks Related to Our Business

We continue to sustain losses and our revenues are not sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $12,213 thousand since our inception in 2003 through December 31, 2011. To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties. Our revenues for the past five years ended December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007 were $440 thousand, $1,337 thousand, $1,279 thousand, $977 thousand and $863 thousand respectively. Our revenues in 2011 consisted primarily of development fee revenues, including non-refundable upfront license fees, from three clients, and royalty income earned from commercialization of the first product fully-developed by us, a prenatal multivitamin supplement marketed as Gesticare® in the United States, which was commercialized in November 2008. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel, particularly Horst Zerbe, our Chairman of the Board and Chief Executive Officer, would be detrimental to our research and development programs and to our overall business. We carry key-man life insurance for Mr. Zerbe with insurance coverage of $1million.

We are dependent on business partners to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell our controlled release products.

We depend heavily on our pharmaceutical partners to pay for part or all of the research and development expenses associated with developing a new product and to obtain approval from regulatory bodies such as the FDA to commercialize these products. We also depend on our partners to distribute these products after receiving regulatory approval. Our revenues from research and development fees, milestone payments and royalty fees are derived from our partners. Our inability to find pharmaceutical partners who are willing to pay us these fees in order to develop new products would negatively impact our business and our cash flows.

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

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Valeant Pharmaceuticals International, Inc. (formerly Biovail Corporation), Monosol Rx, Labtec GmbH and Skye Pharma PLC. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

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

We have a significant number of convertible securities outstanding that could be exercised in the future. Subsequent resale of these and other shares could cause our stock price to decline. This could also make it more difficult to raise funds at acceptable levels pursuant to future securities offerings.

We have a concentration of stock ownership and control, and a small number of shareholders have the ability to exert significant control in matters requiring shareholder vote and may have interests that conflict with yours.

Directors and Officers hold 23.2% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement. As a result, such shareholders, acting together, may have the ability to control matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Changes in the independence of our directors could result in governance risks.

Currently, we have a majority of independent directors, but in the future we cannot guarantee that our Board of Directors will always have a majority of independent directors. In the absence of a majority of independent directors, our chief executive officer, who is also a principal shareholder and director, could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between us and our shareholders generally and the controlling officers, stockholders or directors.

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

The market price of our common stock has been volatile and fluctuates widely in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Since our inception, we have not paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospect and other factors that the Board of Directors may deem relevant. If we do not pay any dividends on our common stock, our shareholders will be able to profit from an investment only if the price of the stock appreciates before the shareholder sells it. Investors seeking cash dividends should not purchase our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy 3,100 square feet of leased space at a rate of CDN$8.88/square foot in an industrial zone in Ville St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We extended the term of the lease agreement to August 31, 2012 under similar financial conditions. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. In order to continue to support ongoing product development activities and allow the addition of further development programs we might be required to seek a different location in 2012. Management has started the search for alternative, or additional, facilities that would meet our short to medium requirements at affordable rates.

ITEM 3. LEGAL PROCEEDINGS

In June of 2009, we announced that our NDA filing for our antidepressant CPI-300 had been accepted by the FDA for standard review. CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

As required under NDA filings, our former development partner Cary Pharmaceuticals (“Cary”), the NDA applicant, notified Biovail Laboratories SLR (“Biovail”), holder of the Wellbutrin XL® patent, of the filing contending non-infringement of the Wellbutrin XL® patent. On August 18, 2009, we learned that Cary was named in a lawsuit filed by Biovail in the U.S. District Court for the District of Delaware (the “Court”) for patent infringement under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 with respect to Biovail's U.S. Patent No. 6,096,341 for Wellbutrin XL®. The filing of the patent infringement lawsuit instituted an automatic stay of any FDA approval of the NDA until the earlier of a judgment or January 3, 2012.

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

Subsequent to the ruling on the Markman Hearing, on February 3, 2011, we announced that the Court had dismissed the lawsuit against us.

See Key Developments in Item 7 for an update on CPI-300.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	OTCBB		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CAD$)	(CAD$)
2011
Fourth Quarter	$0.72	$0.41	$0.70	$0.405
Third Quarter	$0.985	$0.58	$0.95	$0.59
Second Quarter	$0.84	$0.55	$0.82	$0.50
First Quarter	$0.69	$0.35	$0.67	$0.37

2010
Fourth Quarter	$0.46	$0.28	$0.48	$0.27
Third Quarter	$0.52	$0.28	$0.50	$0.34
Second Quarter	$0.52	$0.40	$0.53	$0.42
First Quarter	$0.62	$0.42	$0.65	$0.425

Number of Shareholders

On March 5, 2012 there were approximately 66 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2011, there were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2011, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of the financial statements that enables investors to better understand the business of the Company, to enhance the Company’s overall financial disclosures, to provide the context within which the Company’s financial information may be analyzed, and to provide information about the quality of, and potential variability of, the Company’s financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto.

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

We have also undertaken a strategy under which we will work with pharmaceutical companies in order to develop new dosage forms for pharmaceutical products for which patent protection is nearing expiration. Under Section 505(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of up to three years following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials, other than bioavailability studies, conducted by or for the sponsor.

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

Key Developments

We achieved a number of milestones in our strategic development throughout 2011, and subsequent to December 31, 2011, most notably the following:

CPI-300 Antidepressant Tablet:

CPI-300 is a higher strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®.

Pre 2011:

April 2009:	New Drug Application (“NDA”) submitted to the FDA.
August 2009:	Sued by Biovail Laboratories SLR (“Biovail”) for patent infringement under the Hatch-Waxman Act.
January 2010:	Announced manufacturing site change to Pillar5 Pharma.
February 2010:	Complete Response Letter (“CRL”) received from FDA.
March 2010:	U.S. PTO issued patent # US 7,674,479 protecting CPI-300 against generic copies.
June 2010:	Clarified with FDA steps necessary to obtain regulatory approval.

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

On February 3, 2011, we announced that the Court had dismissed the lawsuit against us. Biovail agreed to dismissal of the action following the ruling on the Markman Hearing.

On May 16, 2011, we announced that we had submitted our reply to the CRL issued in February 2010 by the FDA.

On June 14, 2011, we announced that the FDA had accepted the resubmission of NDA 505(b)(2) in response to the February 2010 CRL as a complete, Class 2 response. In addition, the FDA had established November 13, 2011 as its target action date under the Prescription Drug User Fee Act ("PDUFA"). The target action date was subsequently revised by the FDA to November 10, 2011.

On August 2, 2011 we announced that our contract manufacturer, Pillar5 Pharma, successfully passed a pre-approval inspection by the FDA for CPI-300.

On November 11, 2011 we announced that the FDA had approved CPI-300 for patients with Major Depressive Disorder.

Subsequent to year end:

Subsequent to the end of the year, on February 14, 2012 we announced an exclusive agreement with Edgemont Pharmaceuticals, LLC (“Edgemont”) for the commercialization of CPI-300 in the United States.

Under the terms of the agreement, Edgemont has obtained certain exclusive rights to market and sell CPI-300 in the United States. In exchange we received an upfront payment of $1 million and will, subject to certain conditions, receive launch related milestone payments totaling up to $4.0 million. Furthermore, we are eligible for additional milestone payments upon achieving certain sales and exclusivity targets of up to $23.5 million, plus tiered, double-digit, royalties on the net sales of CPI-300.

Both Dr. Robert L. Zerbe, MD, who serves on the Edgemont Board of Directors, and Dr. Horst G. Zerbe, President, CEO and Chairman of the Board of Directors of IntelGenx Technologies Corp., have indicated to us that they have no relation to each other.

Development and Commercialization Agreement with Par Pharmaceutical, Inc.:

On December 21, 2011 we announced that we had entered into a co-development and commercialization agreement with Par Pharmaceutical, Inc. ("Par") for a new product utilizing one of our proprietary oral drug delivery platforms. In order to protect both Par’s, and our competitive advantage, neither a description of the product, nor financial terms of the agreement, have been disclosed.

Insomnia Film:

On April 6, 2011 we announced the completion of a pilot biostudy indicating that we have developed a novel oral film, INT0020, that suggests bioequivalency to a leading branded product for the treatment of insomnia. INT0020 has been developed using our proprietary immediate release "VersaFilm" drug delivery technology.

Private Placement Financing:

On June 22, 2011 we announced the closure of U.S. and Canadian private placement offerings totaling approximately 4.8 million shares of common stock at a per share purchase price of $0.67, and three-year warrants to purchase up to approximately 2.4 million shares of common stock at an exercise price of $0.74 per share, for aggregate gross proceeds of approximately $3.2 million. We intend to use the proceeds of the private placements for general corporate purposes.

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations – Year ended December 31, 2011 compared to the Year ended December 31, 2010.

				Percentage
In U.S.$ thousands	2011	2010	Increase/	Increase/
			(Decrease)	(Decrease)
Revenue	$433	$948	$(515)	(54%	)
Other Income	7	389	(382)	(98%	)
Research and Development Expenses	1,524	1,747	(223)	(13%	)
Research and Development Tax Credit	(188)	(182)	6	3%
Management Salaries	586	747	(161)	(22%	)
General and Administrative Expenses	333	335	(2)	(1%	)
Professional Fees	594	1,648	(1,054)	(64%	)
Interest and Financing Fees	3	98	(95)	(97%	)
Net Loss	(2,452)	(3,096)	(644)	(21%	)

Revenue and Other Income

Total revenue and other income decreased from $1,337 thousand in the year ended December 31, 2010 to $440 thousand in the year ended December 31, 2011.

In the year ended December 31, 2011 royalty revenues earned from commercialization of the first product fully-developed by us, a prenatal multivitamin supplement marketed as Gesticare® in the United States, decreased to approximately $74 thousand from $228 thousand in the same period of the previous year. The deterioration is mainly due to increased competition in the nutritional supplement market.

Revenue earned from our pharmaceutical partners for development milestones achieved, including non-refundable upfront license fees, decreased to $359 thousand in the year ended December 31, 2011 from $720 thousand in the previous year. The decrease is attributable to the timing related to the achievement of development milestones. We are currently negotiating with a number of potential partners related to new development projects for various drug candidates and, whilst the timing of such events is difficult to predict, we are optimistic of securing contracts in the near future.

Interest and other income of $7 thousand was recorded in the year ended December 31, 2011, compared with $389 thousand in the previous year. Included within other income in fiscal 2010 is approximately $329 thousand relating to the write-back of potential liabilities accrued in previous years that are no longer expected to be realized, plus approximately $45 thousand related to the refund of investment tax credits for fiscal 2008 that exceeded the amount recorded as receivable.

Research and Development (“R&D”) Expenses

R&D expenses totaled $1,524 thousand in the year ended December 31, 2011 compared with $1,747 thousand the previous year, representing a decrease of $223 thousand, or 13%.

The decrease in R&D expenses is primarily attributable to the timing of development projects and the related costs incurred as various milestones are achieved.

Included within R&D expenses for 2011 are R&D Salaries of $739 thousand, of which approximately $18 thousand represents non-cash compensation. This compares to R&D salaries of $491 thousand in 2010, of which approximately $9 thousand represented non-cash compensation. The increase in R&D Salaries is attributable to staff salary increases effective from January 2011, annual bonus payments paid to staff in December 2011, the full year effect of a new employee who joined us in the second quarter of 2010, the full year effect of an employee returning from maternity leave in the second quarter of 2010, the costs associated with an analyst who joined us in the fourth quarter of 2011, and the foreign exchange impact arising from the translation of our operating currency into our reporting currency.

In the year ended December 31, 2011 we recorded estimated Research and Development Tax Credits and refunds of $188 thousand, compared with $182 that was recorded in the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries decreased from $747 thousand in fiscal 2010 to $586 thousand in fiscal 2011, representing a decrease of $161 thousand, or 22%. The decrease is primarily attributable to the reduction of a business development consultant, partly compensated by annual bonus payments paid to management in December 2011. The Board of Directors did not grant salary increases to executive management for fiscal 2011.

Included in management salaries for fiscal 2011 are approximately $10 thousand (2010: $23 thousand) in non-cash compensation from options granted to management employees in 2009, 2010 and 2011, and $10 thousand (2010: $28 thousand) in non-cash compensation from options granted to non-employee directors in 2010 and 2011.

General and administrative expenses decreased from $335 thousand in the year ended December 31, 2010 to $333 thousand in the year ended December 31, 2011.

Professional Fees

Professional fees for the year ended December 31, 2011 decreased by $1,054 thousand to $594 thousand from $1,648 thousand in the year ended December 31, 2010.

The decrease in professional fees is primarily attributable to the dismissal in February 2011 of the patent infringement lawsuit that was initiated against us by Biovail in August 2009. The dismissal of the litigation followed the earlier court ruling in our favor regarding claim construction for the two patent terms at issue in the patent infringement action brought forward by Biovail under the Drug Price Competition and Patent Term Restoration Act ("Hatch-Waxman Act"). The ruling arose from a special proceeding required under U.S. patent law called a "Markman Hearing" where both sides presented to the court their arguments on how they believed the patent terms at issue should be interpreted. Subsequent to the ruling on the Markman Hearing, Biovail agreed to dismissal of the action. In the year ended December 31, 2011 we incurred legal expenses in respect of the Biovail litigation of approximately $20 thousand, compared with $1,035 thousand in the previous year.

In addition, general legal expenses decreased by approximately $77 thousand from $202 thousand in 2010 to $125 thousand in 2011, primarily as a result of legal costs incurred in 2010 in respect of i) the acquisition of a strategic ownership position in P illar5 Pharma Inc., a manufacturer of quality product for the pharmaceutical industry, ii) the acquisition from Cary Pharmaceuticals of full ownership of CPI-300, a novel strength of the antidepressant bupropion HCl, the active ingredient in Wellbutrin XL®, and iii) the acquisition from Cynapsus Thereapeutics Inc. of project INT0010.

Also included within professional fees are shareholder / investor relations expenses of approximately $179 thousand (2010: $182 thousand) of which approximately $13 thousand (2010: $14 thousand) is a non-cash expense for options granted to investor relation firms for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $51 thousand for the year ended December 31, 2011, compared to $170 thousand for the year ended December 31, 2010.

On July 28, 2010, we restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The restatement resulted in an increase in the fair value of the warrant and an additional compensation charge of approximately $96 thousand. There was no corresponding charge in the year ended December 31, 2011.

We expensed approximately $28 thousand in 2011 for options granted to our employees in 2009, 2010 and 2011 under the 2006 Stock Option Plan, and approximately $10 thousand for options granted to non-employee directors in 2010 and 2011, compared with $32 thousand and $28 respectively that was expensed in the previous year.

We also expensed $13 thousand in 2011 for options granted to investor relation firms for investor relation services, compared to $14 thousand that was expensed in 2010.

There remains approximately $92 thousand in stock based compensation to be expensed in fiscal 2012 and 2013, all of which relates to the issuance of options to employees and directors of the Company during 2010 and 2011. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Financing Cost

Interest and financing fee expense totaled $3 thousand for the year ended December 31, 2011, compared with $98 thousand for the year ended December 31, 2010. The decrease in costs relates to the restatement of the exercise price of certain warrants, as described in the preceding section.

Foreign Exchange

A foreign exchange loss of approximately $3 thousand was recorded in the year ended December 31, 2011 compared with a foreign exchange gain of $4 thousand in the previous year. The foreign exchange gains relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the year ended December 31, 2011 was $2,452 thousand and represents an improvement of $644 thousand compared to the net loss of $3,096 thousand for the previous year. The main items resulting in the decrease in net loss are summarized as follows:

a)	A decrease in legal expenses of approximately $1,092 thousand, of which approximately $1,015 thousand is related to the defense of the Biovail lawsuit.

b)	A decrease in R&D expenses of approximately $223 thousand, primarily related the timing of research and development project milestones.

c)	A decrease in management salaries of approximately $161 thousand, primarily related to reduced consultancy expenses of business development.

d)

A decrease in interest and financing fees of approximately $95 thousand related to the restatement of the exercise price of the warrants issued with respect to the May 22, 2007 convertible notes transaction.

Partly off-set by:

e)	A decrease in revenue of approximately $515 thousand due to reductions in milestone payments and royalty income.

f)	A decrease in other income of approximately $382 thousand, due to the non-recurrence of write-backs in 2010.

Included within the net loss for 2011 is approximately $114 thousand related to a foreign exchange impact arising from the translation of our operating currency into our reporting currency, which is the effect of the strengthening of the Canadian dollar versus the U.S. dollar.

Key Items from the Balance Sheet

				Percentage
In U.S.$ thousands	2011	2010	Increase/	Increase/
			(Decrease)	(Decrease)
Current Assets	$4.296	$1,666	$2,630	158%
Property and Equipment	149	159	(10)	(6%	)
Intangible Assets	125	-	125	N/A
Current Liabilities	666	349	317	91%
Capital Stock	0	0	0	0%
Additional Paid-in-Capital	15,918	11,087	4,831	44%

Current Assets

Current assets totaled $4,296 thousand at December 31, 2011 compared with $1,666 thousand at December 31, 2010. The increase of $2,630 thousand is attributable to an increase in cash and cash equivalents of approximately $2,361 thousand, an increase in prepaid expenses of approximately $21 thousand, an increase in loan receivable of approximately $85 thousand, and an increase in investment tax credits receivable of approximately $178 thousand, partly offset by a decrease in accounts receivable of approximately $15 thousand.

Prepaid Expenses

As of December 31, 2011, prepaid expenses totaled $68 thousand as compared to $47 thousand at December 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents totaled $3,505 thousand as at December 31, 2011 representing an increase of $2,361 thousand compared to the balance of $1,144 thousand as at December 31, 2010.

On June 21, 2011, as part of two concurrent private placement offerings, we issued approximately 4.8 million shares of common stock, and three-year warrants to purchase up to approximately 2.4 million shares of common stock, for aggregate gross proceeds of approximately US$3.2 million. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,024 thousand. We intend to use the net proceeds for general corporate purposes.

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

As at December 31, 2011 we had accumulated a deficit of $12,213 thousand compared with an accumulated deficit of $9,761 thousand as at December 31, 2010. Total assets amounted to $4,570 thousand and shareholders’ equity totaled $3,904 thousand as at December 31, 2011, compared with total assets and shareholders’ equity of $1,825 thousand and $1,476 thousand respectively, as at December 31, 2010.

Accounts receivable totaled $263 thousand (2010: $278 thousand) as at December 31, 2011, of which approximately $130 thousand is a sales tax refund that we expect to receive in the first half of 2012.

An interest-bearing short term loan of $85 thousand was provided to an employee, who is also an officer of the Company, on November 9, 2011. The loan was repaid on February 28, 2012.

In addition, we had R&D investment tax credits receivable of approximately $375 thousand as at December 31, 2011 compared with $197 thousand as at December 31, 2010. We received approximately $193 thousand in January 2012 and expect to receive the balance during the fourth quarter of 2012.

Accounts payable and accrued liabilities as at December 31, 2011 amounted to $666 thousand (December 31, 2010 - $349 thousand), of which approximately $402 thousand relates to research and development activities, approximately $38 thousand relates to professional fees, and approximately $211 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $1 thousand due to a shareholder. The increase in accounts payable and accrued liabilities as at December 31, 2011, compared with December 31, 2010, primarily relates to invoices received from our manufacturing partners that were not paid as at the end of the 2011 fiscal year.

Property and Equipment

As at December 31, 2011, the net book value of property and equipment amounted to $149 thousand, compared to $159 thousand at December 31, 2010. In the year ended December 31, 2011 additions to assets totaled $34 thousand and comprised $31 thousand for laboratory equipment and $3 thousand for computer equipment. Total depreciation in the year ended December 31, 2011 amounted to $37 thousand and a foreign exchange loss of $7 thousand was recorded.

Intangible Assets

As at December 31, 2011 NDA acquisition costs of $125 thousand (December 31, 2010 - $Nil) were recorded as intangible assets on the Company’s balance sheet and are related to the acquisition of 100% ownership of CPI-300, our novel, high strength formulation of Bupropion HCl the active ingredient in Wellbutrin XL® indicated for the treatment of patients with Major Depressive Disorder.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, we are committed to the following contractual obligations and commitments:

	2012 (Less than	1 Year or
	1 Year)	More
Operating Lease Obligations	$17	$0
Investor Relations	$19	$0
Total	$36	$0

Capital Stock

As at December 31, 2011 capital stock amounted to $489 compared to $396 at December 31, 2010. The increase reflects the issuance of 4,821,342 shares related to the private placements completed on June 21, 2011, together with the issuance of 3,717,415 shares and 775,000 shares related to the exercise of warrants and stock options, respectively, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $15,918 thousand at December 31, 2011, as compared to $11,087 thousand at December 31, 2010. The change is made up of increases of $2,414 thousand, $817 thousand, and $153 thousand for the private placements completed on June 21, 2011 in relation to common stock issued, warrants, and agent’s compensation, respectively, as well as a decrease of $522 thousand for transaction costs. Additional paid in capital also increased by $51 thousand for stock based compensation of which approximately $13 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $38 thousand is attributable to the amortization of stock options granted to employees and directors. Additional paid-in capital increased further by $1,600 thousand for warrants exercised, and by $318 thousand for options exercised.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	2011	2010	Increase/	Increase/
			(Decrease)	(Decrease)
Operating Activities	$(2,316)	$(2,580)	$(264)	(10%	)
Financing Activities	4,779	2,109	2,670	127%
Investing Activities	(159)	(37)	122	330%
Cash and cash equivalents – end of period	3,505	1,144	2,361	206%

Statement of cash flows

Net cash used by operating activities was $2,316 thousand in the year ended December 31, 2011, compared to $2,580 thousand for the year ended December 31, 2010. In fiscal 2011, net cash used by operating activities consisted of an operating loss of $2,311 thousand and a decrease in non-cash operating elements of working capital of $5 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $4,779 thousand in fiscal 2011, compared to $2,109 thousand provided in the previous year. The net cash provided in 2011 resulted from the private placements completed on June 21, 2011 for gross proceeds of $3,230 thousand, less related transaction costs of $369 thousand, plus proceeds of $1,600 thousand from the exercise of warrants and a further $318 thousand from the exercise of options. Of the net cash provided by financing activities in the previous year, $2,465 thousand came from a private placement completed in the third quarter of 2010, less $356 thousand used to pay related transaction costs.

Net cash used in investing activities amounted to $159 thousand in the year ended December 31, 2011 compared to $37 thousand in the year ended December 31, 2010. Included within the use of funds in 2011 are intangible assets of approximately $125 thousand related to the acquisition of 100% ownership of CPI-300, our novel, high strength formulation of Bupropion HCl the active ingredient in Wellbutrin XL® indicated for the treatment of patients with Major Depressive Disorder.

Cash of $34 thousand was used to purchase capital assets in the year ended December 31, 2011 compared with $37 thousand the previous year.

The balance of cash and cash equivalents as at December 31, 2011 amounted to $3,505 thousand, compared to $1,144 thousand at December 31, 2010.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2012 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.intelgenx.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the web address specified above.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2011 and 2010.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2011 and 2010.

D.	Consolidated Statements of Operations and Comprehensive Loss for the years ended of December 31, 2011 and 2010.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB -2 (File No. 333- 135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999
3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)
3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1 +	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.2 +	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.5 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.6	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.7	Form of 8% Secured Convertible Debenture (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.8	Form of Registration Rights Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.9	Form of Warrant (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.10	Form of Security Agreement (incorporated by reference to the Form 8-K filed on May 23, 2007)
10.11	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on August 4, 2008)
10.12 +	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)
10.13 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.14	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)

10.15 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.16	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.17	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.18	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.19	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.20	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.21	Form of Amended and Restated Warrant (incorporated by reference to the Form 8-K filed on July 29, 2010)
10.22	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.23	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.24

Agency Agreement, dated as of July 13, 2009, by and among the Company, Bolder Investment Partners Ltd., Union Securities Ltd. and Paradigm Capital Inc. (incorporated by reference to the Form 8-K filed on July 14, 2009)

10.25

Registration Rights Agreement, dated as of July 13, 2009, by and among the Company, Paradigm Capital Inc., Bolder Investment Partners Ltd. and Union Securities Ltd. (incorporated by reference to the Form 8-K filed on July 14, 2009)

10.26	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.27	Form of Special Warrant (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.28	Form of Warrant (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.29	Form of Compensation Option (incorporated by reference to the Form 8-K filed on July 14, 2009)
10.30	Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.31	Registration Rights Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.32	Form of Warrant (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.33

License and Development Agreement between IntelGenx Corp and Azur Pharma International Ltd, effective as of May 1, 2007 (incorporated by reference to the Form 10-K/A filed on September 21, 2011), confidential treatment has been granted (CT Order filed on October 11, 2011)

14	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009)
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consents of RSM Richter Chamberland, LLP
31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*
32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith.
+ Indicates management contract or employee compensation plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 29, 2012, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By: /s/Horst G. Zerbe
       Horst G. Zerbe
       President and Chief Executive Officer
       (Principal Executive Officer)

By: /s/Paul A. Simmons
       Paul A. Simmons
       Chief Financial Officer
       (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

By: /s/Horst G. Zerbe	President, Chief Executive Officer and Director	March 29, 2012
Horst G. Zerbe

By: /s/Paul A. Simmons	Chief Financial Officer	March 29, 2012
Paul A. Simmons

By: /s/ Bernard Boudreau	Director	March 29, 2012
J. Bernard Boudreau

By: /s/Ian Troup	Director	March 29, 2012
John (Ian) Troup

By: /s/Bernd Melchers	Director	March 29, 2012
Bernd J. Melchers

By: /s/John Marinucci	Director	March 29, 2012
John Marinucci

By: /s/Rajiv Khosla	Director	March 29, 2012
Rajiv Khosla

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

Contents
Report of Independent Registered Public Accounting Firm	F - 1
Consolidated Balance Sheets	F - 2
Consolidated Statements of Shareholders’ Equity	F - 3 - 4
Consolidated Statements of Operations and Comprehensive Loss	F - 5
Consolidated Statements of Cash Flows	F - 6
Notes to Consolidated Financial Statements	F - 7 - 29

IntelGenx Technologies Corp.

RSM Richter Chamberland S.E.N.C.R.L.
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrch.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

RSM Richter Chamberland LLP 1(Signed)

Chartered Accountants

Montreal, Quebec
March 23, 2012

1 CA auditor permit no15522

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2011 and 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2011	2010
Assets
Current
Cash and cash equivalents	$3,505	$1,144
Accounts receivable	263	278
Prepaid expenses	68	47
Loan receivable	85	-
Investment tax credits receivable	375	197
	4,296	1,666
Property and Equipment (note 5)	149	159
Intangible assets (note 6)	125	-
	$4,570	$1,825
Liabilities
Current
Accounts payable and accrued liabilities	666	349
	666	349
Commitments (note 7)
Shareholders’ Equity
Capital Stock (note 8)	0	0
Additional Paid-in-Capital	15,918	11,087
Accumulated Deficit	(12,213)	(9,761)
Accumulated Other Comprehensive Income	199	150
	3,904	1,476
	$4,570	$1,825

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau              Director

/s/ Horst G. Zerbe                         Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders’ Equity
For the Year Ended December 31, 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2009	33,081,271	$0	$8,809	$(6,665)	$13	$2,157
Foreign currency translation adjustment	-	-	-	-	137	137
Issue of common stock, net of transaction costs of $286.4 (note 8)	6,500,000	0	1,204	-	-	1,204
Warrants issued, net of transaction costs of $186.8 (note 9)	-	-	787	-	-	787
Agents’ options (note 9)	-	-	117	-	-	117
Modification of warrant terms (note 9)	-	-	96	-	-	96
Stock-based compensation (note 9)	-	-	74	-	-	74
Net loss for the period	-	-	-	(3,096)	-	(3,096)
Balance – December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders’ Equity
For the Year Ended December 31, 2011
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476
Foreign currency translation adjustment	-	-	-	-	49	49
Issue of common stock, net of transaction costs of $390.0 (note 8)	4,821,342	-	2,024	-	-	2,024
Warrants issued, net of transaction costs of $131.9 (note 9)	-	-	685	-	-	685
Agents’ warrants (note 9)	-	-	153	-	-	153
Warrants exercised (note 9)	3,418,009	-	1,458	-	-	1,458
Agents’ warrants exercised (note 9)	299,406	-	142	-	-	142
Options exercised (note 9)	775,000	-	318	-	-	318
Stock-based compensation (note 9)	-	-	51	-	-	51
Net loss for the period	-	-	-	(2,452)	-	(2,452)
Balance – December 31, 2011	48,895,028	$0	$15,918	$(12,213)	$199	$3,904

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2011 and 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2011	2010
Revenue	$433	$948
Other Income	7	389
	440	1,337
Expenses
Research and development	1,524	1,747
Research and development tax credits	(188)	(182)
Management salaries	586	747
General and administrative	333	335
Professional fees	594	1,648
Depreciation	37	44
Foreign exchange loss (gain)	3	(4)
Interest and financing fees	3	98
	2,892	4,433
Loss Before Income Taxes	(2,452)	(3,096)
Income taxes (note 10)	-	-
Net Loss	(2,452)	(3,096)
Other Comprehensive Income
Foreign currency translation adjustment	49	137
Comprehensive Loss	$(2,403)	$(2,959)
Basic and Diluted Weighted Average Number of Shares Outstanding	43,736,003	35,325,107
Basic and Diluted Loss Per Common Share (note 13)	$(0.05)	$(0.08)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2011 and 2010
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2011	2010

Funds Provided (Used) -
Operating Activities
Net loss	$(2,452)	$(3,096)
Depreciation	37	44
Investor relations services	13	14
Stock-based compensation	38	60
Allowance for doubtful debts	-	(110)
Accounts receivable write-off	53	223
Modification of warrant terms	-	96
	(2,311)	(2,769)
Changes in non-cash operating elements of working capital (note 11)	(5)	189
	(2,316)	(2,580)
Financing Activities
Issue of common stock and warrants	5,149	2,465
Transaction costs	(369)	(356)
	4,780	2,109
Investing Activities
Additions to property and equipment	(34)	(37)
Additions to intangible assets	(125)	-
	(159)	(37)
Increase (Decrease) in Cash and Cash Equivalents	2,305	(508)
Effect of Foreign Exchange on Cash and Cash Equivalents	56	127
Cash and Cash Equivalents
Beginning of Year	1,144	1,525
End of Year	$3,505	$1,144

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
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

The Company has developed three proprietary delivery platforms, including an immediate release oral film “VersaFilm”, a mucoadhesive tablet “AdVersa” and multilayer controlled release tablet “VersaTab”, and is currently utilizing these technologies to develop a further 11 products in addition to the 2 products already developed. Of the products in development, 5 of them are partnered, 1 has successfully completed pivotal phase 1 trials, 1 is in preparation for pivotal phase 1 trials, and 2 have successfully completed pilot phase 1 trials.

The Company’s first product, a prenatal multivitamin supplement marketed as Gesticare® in the USA, was commercialized in November 2008.

The Company’s second product, CPI-300, was approved in November 2011 by the FDA for patients with Major Depressive Disorder. The Company executed a licensing partnership with Edgemont Pharmaceuticals LLP in February 2012 for the commercialization of CPI-300, with commercial launch of the product anticipated for the summer of 2012. CPI-300 is a novel, high strength formulation of Bupropion HCl the active ingredient in Wellbutrin XL®. CPI-300 will be the only single pill, high strength, formulation of Bupropion HCl on the market. At present, patients requiring a high dosage are prescribed multiples of the lower strengths of the Bupropion HCl tablets.

The Company has a number of projects in development utilizing the Company’s VersaFilm proprietary thin film technology, the most advanced of which is a product intended for the rapid relief of migraine. The Company entered into a co-development and commercialization agreement for this product with RedHill Biopharma Ltd., an Israeli corporation, in the third quarter of 2010. Another VersaFilm project in the more advanced stages of development is intended for the treatment of erectile dysfunction.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

3.	Adoption of New Accounting Standards (cont’d)

In April 2011, the FASB issued Update No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in ASU 2011-02 apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this ASU provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-2 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

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

Other Income

Other income of $7 thousand in 2011 consists primarily of interest earned on cash balances. Included in other income for the year ended December 31, 2010 is an amount of $329 thousand relating to the write-back of potential liabilities accrued in previous years that were no longer expected to be realized and an amount of approximately $45 thousand relating to the refund of investment tax credits for fiscal 2008 that exceeded the amount recorded as receivable.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (cont’d)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the useful lives and impairment of long-lived assets, stock-based compensation costs, the investment tax credits receivable, the determination of the fair value of warrants issued as part of fundraising activities, and the resulting impact on the allocation of the proceeds between the common shares and the warrants.

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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. In the first quarter of 2011, the Company wrote-off a receivable in the amount of $53 thousand that was owed to us by Circ Pharma Limited, Ireland which was deemed to be no longer collectible. In the year ended December 31, 2010, as part of the agreement to acquire full control of, and interest in, project INT0010, the Company agreed to write off approximately $223 thousand that was owed to the Company by Cynapsus Therapeutics Inc. The Company records recoveries of trade receivables previously written-off when they receive them. Management considers that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2011 accounts receivable (2010 - $Nil).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

Intangible Assets

Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Canadian dollar is the functional currency of the Company’s Canadian operations, which is translated to the United States dollar using the current rate method. Under this method, accounts are translated as follows:

Assets and liabilities - at exchange rates in effect at the balance sheet date;

Revenue and expenses - at average exchange rates prevailing during the year;

Equity - at historical rates.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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
December 31, 2011 and 2010
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2011.

Fair Value of Financial Instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable approximate fair value because of the relatively short period of time between their origination and expected realization.

Recent Accounting Pronouncements

In April 2011, the FASB issued Update No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011 however, the FASB issued Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations, but will affect the presentation of Other Comprehensive Income in the Company’s financial statements.

In September 2011, the FASB issued Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. For public entities, ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2011, the FASB issued Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

5.	Property and Equipment

			2011	2010
In US$ thousands		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Laboratory and office equipment	$365	$227	$138	$146
Computer equipment	40	29	11	13
Leasehold improvements	63	63	0	0

	$468	$319	$149	$159

6.	Intangible Assets

As of December 31, 2011 NDA acquisition costs of $125 thousand (December 31, 2010 - $Nil) were recorded as intangible assets on the Company’s balance sheet and represent the final progress payment related to the acquisition of 100% ownership of CPI-300, the Company’s novel, high strength formulation of Bupropion HCl the active ingredient in Wellbutrin XL® indicated for the treatment of patients with Major Depressive Disorder. The asset will be amortized over its estimated useful life commencing upon commercial launch of the product.

7.	Commitments

The Company entered into an agreement to lease premises up to August 2009 and subsequently extended the term of the lease until August 2010, August 2011, and most recently until August 2012. The future minimum lease payments until expiry of the extended lease period are approximately $17 thousand.

On October 1, 2009, the Company signed two new agreements with Little Gem Life Science Partners and SectorSpeak Inc. for investor relation services in the USA and in Canada, respectively. As part of the terms of these agreements, the Company is required to pay for a period of one year $4.5 thousand a month to Little Gem Life Science Partners and CDN$5.0 thousand (US$4.9 thousand) monthly to Sector Speak Inc. The agreements automatically renew unless specifically terminated.

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, CPI-300, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement the Company is required to pay to its former development partner 10% of net sales royalties received under the commercialization agreement that was executed with Edgemont Pharmaceuticals LLP in February 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

8.	Capital Stock

	2011	2010
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
49,895,028 (December 31, 2010 - 39,581,271) common shares	$499	$396

On August 27, 2010, as part of a private placement, the Company issued 6.5 million units for gross proceeds of CAD$2.6 million (approximately US$2.5 million). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of CAD$0.50 (approximately US$0.47) per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $1,492 thousand. (See note 9 for the portion allocated to the warrants.)

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

On June 21, 2011, as part of two concurrent private placement offerings, the Company issued approximately 4.8 million shares of common stock, and three-year warrants to purchase up to approximately 2.4 million shares of common stock, for aggregate gross proceeds of approximately US$3.2 million. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,024 thousand. (See note 9 for the portion allocated to the warrants).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

8.	Capital Stock (Cont’d)

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

The Company paid an agent cash commissions in the amount of approximately $121 thousand, representing 7% of the aggregate gross proceeds received by the Company in the US Private Offering, plus expenses in the amount of approximately $28 thousand, and issued warrants to the agent to purchase 180,778 shares of common stock, representing 7% of the amount of shares sold in the US Private Offering. The Company also paid cash finder’s fees in the amount of approximately $105 thousand, representing 7% of the aggregate gross proceeds received by the Company in the Canadian Private Offering; and issued warrants to purchase 156,716 shares of common stock, representing 7% of the amount of shares sold in the Canadian Private Offering. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance.

In addition, the Company paid approximately $114 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values. All of the above transaction costs have been reflected as a reduction to the common shares and the warrants based on their relative fair values.

In the year ended December 31, 2011 a total of 775,000 stock options were exercised for 775,000 common shares having a par value of $Nil in aggregate, for cash consideration of $318 thousand, resulting in an increase in additional paid-in capital of $318 thousand. No stock options were exercised in the year ended December 31, 2010.

During the year ended December 31, 2011 a total of 299,406 (2010 – Nil) agents’ warrants were exercised for 299,406 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $142 thousand, resulting in an increase in additional paid-in capital of approximately $142 thousand.

Also during the year ended December 31, 2011 a total of 4,366,904 (2010 - Nil) warrants were exercised, of which 2,902,618 (2010 – Nil) warrants were exercised for 2,902,618 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $1,458 thousand, resulting in an increase in additional paid-in capital of approximately $1,458 thousand, and a total of 1,464,286 (2010 – Nil) warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital

Stock Options

In November 2006, the Company adopted the 2006 Stock Incentive Plan ("Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company. A total of 1,600,749 shares of common stock were reserved for issuance under this plan. Options may be granted under the Plan on terms and at prices as determined by the Board of Directors except that the options cannot be granted at less than 100%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. All options granted to individuals other than non- employee directors will have a total vesting period of 24 months from the date of grant, with one quarter of the total options granted vesting and becoming exercisable every six months. Options granted to non-employees may vest and become 100% fully exercisable immediately upon grant.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

Expected volatility	128%
Expected life	2 years
Risk-free interest rate	0.56%
Dividend yield	Nil

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

On November 29, 2011 the Company granted 115,000 stock options to two non-employee directors, 40,000 stock options to a director, 50,000 stock options to two officers, and 35,000 stock options to two employees, to purchase common shares. The stock options are exercisable at $0.54 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $74 thousand, using the following assumptions:

Expected volatility	101%
Expected life	3.1 years
Risk-free interest rate	0.40%
Dividend yield	Nil

During the year ended December 31, 2011 a total of 299,406 (2010 – Nil) agents’ warrants were exercised for 299,406 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $142 thousand, resulting in an increase in additional paid-in capital of approximately $142 thousand.

Also during the year ended December 31, 2011 a total of 4,366,904 (2010 - Nil) warrants were exercised, of which 2,902,618 (2010 – Nil) warrants were exercised for 2,902,618 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $1,458 thousand, resulting in an increase in additional paid-in capital of approximately $1,458 thousand, and a total of 1,464,286 (2010 – Nil) warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

During the year ended December 31, 2011 a total of 775,000 (2010 – Nil) stock options were exercised for 775,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $318 thousand, resulting in an increase in additional paid-in capital of approximately $318 thousand. The intrinsic value of the stock options exercised, as at the dates of exercise, totaled $197 thousand.

Information with respect to stock option activity for 2010 and 2011 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2010	1,348,088	0.56

Granted	350,000	0.42
Forfeited	-	-
Expired	-	-
Exercised	-	-

Outstanding – December 31, 2010	1,698,088	0.53

Granted	290,000	0.54
Forfeited	(150,000)	(0.76)
Expired	(65,000)	(0.59)
Exercised	(775,000)	(0.41)

Outstanding – December 31, 2011	998,088	0.59

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2011 are as follows:

	Outstanding options				Exercisable options

			Weighted				Weighted
		Weighted average	average				average
Exercise	Number of	remaining	exercise	Aggregate	Number of		exercise	Aggregate
prices	options	contractual life	price	intrinsic	options		price	intrinsic
$		(years)	$	value $		$		value $

0.31	25,000	2.25	0.31		25,000		0.31
0.37	75,000	3.67	0.37		37,500		0.37
0.45-0.47	200,000	2.42	0.46		168,750		0.45
0.52-0.54	290,000	4.89	0.54		12,500		0.52
0.55-0.61	175,000	2.51	0.59		175,000		0.59
0.85	200,588	1.63	0.85		200,588		0.85
1.15	32,500	0.58	1.15		32,500		1.15

	998,088	3.61	0.59	34,230	651,838		0.64	25,151

Stock-based compensation expense recognized in 2011 in regards to the stock options was $51 thousand (2010 - $74 thousand). As of December 31, 2011, total unrecognized compensation expense related to unvested stock options was $92 thousand (2010 - $68 thousand). This amount is expected to be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of these stock options to accelerate and would result in this amount being charged to stock-based compensation expense.

Warrants

On July 28, 2010, the Company restated the exercise price of the warrants issued with respect to the convertible notes transaction on May 22, 2007 from $0.80 to $0.48. The exercise price of these warrants had previously been restated from their original exercise price of $1.02 to $0.80 on March 19, 2008. Each of these modifications was treated as an exchange of the original warrant for a new warrant in accordance to FASB ASC 718 “Compensation-Stock Compensation”. The July 28, 2010 restatement resulted in an increase in fair value of the warrants of approximately $96 thousand. This increase was recorded as interest expense and a corresponding increase in additional paid-up capital.

The expiry provision of the Warrants has also been amended such that the expiration date of the Warrants will be accelerated if the Company’s common shares trade at, or above, $0.625 for a period of 60 consecutive trading days. The trading price for purposes of this amendment will be calculated by using the average of the closing prices on the Toronto Venture Exchange and the OTCBB. If the Company’s shares trade above $0.625 for a period of 60 consecutive trading days, warrant holders will then have 30 calendar days to exercise the Warrants they hold, after which time such Warrants shall expire.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

On August 27, 2010 the Company issued 6.5 million stock purchase warrants exercisable into common shares at CAD$0.50 (approximately US$0.47) per share which expire on August 27, 2013. The stock purchase warrants were issued in connection with the August 27, 2010 private placement described in note 8. The stock purchase warrants were valued at $973 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	116%
Expected life	3 years
Risk-free interest rate	0.83%
Dividend yield	Nil

On June 21, 2011 the Company issued approximately 4.8 million stock purchase warrants exercisable into approximately 2.4 million common shares at $0.74 per share which expire on June 21, 2014. The stock purchase warrants were issued in connection with the June 21, 2011 private placements described in note 8. The stock purchase warrants were valued at $817 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

On June 21, 2011 the Company issued approximately 0.3 million agents’ stock purchase warrants exercisable into approximately 0.3 million common shares at $0.74 per share which expire on June 21, 2014. The stock purchase warrants were issued in connection with the June 21, 2011 private placements described in note 8. The stock purchase warrants were valued at $153 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

During the year ended December 31, 2011 a total of 299,406 (2010 – Nil) agents’ warrants were exercised for 299,406 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $142 thousand, resulting in an increase in additional paid-in capital of approximately $142 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

9.	Additional Paid-In Capital (Cont’d)

Also during the year ended December 31, 2011 a total of 4,366,904 (2010 - Nil) warrants were exercised, of which 2,902,618 (2010 – Nil) warrants were exercised for 2,902,618 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $1,458 thousand, resulting in an increase in additional paid-in capital of approximately $1,458 thousand, and a total of 1,464,286 (2010 – Nil) warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

Information with respect to warrant activity for 2010 and 2011 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$

Outstanding – January 1, 2010	18,592,303	0.85

Attached to private placement	6,500,000	0.47
Issued to agent	520,000	0.47
Re-pricing - Cancellation of original warrants	(2,142,857)	(0.80)
Re-Issue of Warrants	2,142,857	0.48
Expired	(4,321,080)	(1.02)

Outstanding - December 31, 2010	21,291,223	0.66

Attached to private placements	2,748,165	0.74
Agents’ warrants exercised	(299,406)	(0.47)
Exercised	(4,366,904)	(0.51)

Outstanding - December 31, 2011	19,373,078	0.71

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

10.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2011	2010
Statutory income taxes	$(694)	$(963)
Net operating losses for which no tax benefits have been recorded	514	761
Excess of depreciation over capital cost allowance	(2)	(1)
Non-deductible expenses	4	21
Undeducted research and development expenses	231	246
Tax deductible portion of transaction costs	-	(37)
Investment tax credit	(53)	(57)
Modification of warrants terms	-	30

	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2011	2010
Property and equipment	$14	$(5)
Net operating losses carryforward	2,140	1,601
Undeducted research and development expenses	1,141	984
Non-refundable tax credits carryforward	807	616

	4,102	3,196
Valuation allowance	(4,102)	(3,196)
	$-	$-

The valuation allowance at December 31, 2010 was $3,196 thousand. The net change in the valuation allowance during the period ended December 31, 2011, was an increase of $906 thousand. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

10.	Income Taxes (Cont’d)

There were Canadian and provincial net operating losses of approximately $7,608 thousand (2010 - $5,730 thousand) and $7,437 thousand (2010 - $4,788 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2026 and 2031. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2011, the Company had non-refundable tax credits of $803 thousand (2010 - $616 thousand) of which $24 thousand is expiring in 2017, $213 thousand is expiring in 2018, $193 thousand is expiring in 2019, $186 thousand is expiring in 2020 and $187 thousand is expiring in 2021 and undeducted research and development expenses of $3,656 thousand (2010 - $2,958 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts.

Unrecognized Tax Benefits

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2011:

Tax Jurisdictions	Tax Years
Federal - Canada	2010 and onward
Provincial - Quebec	2010 and onward

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

11.	Statement of Cash Flows Information

In US$ thousands	2011	2010

Accounts receivable	$(38)	$227
Prepaid expenses	(21)	2
Loan receivable	(85)	-
Investment tax credits receivable	(178)	315
Accounts payable and accrued liabilities	317	(355)

Changes in non-cash operating elements of working capital	$(5)	$189

Additional Cash Flow Information:

Interest paid	$3	$2

12.	Related Party Transactions

In the year ended December 31, 2010, the Company incurred expenses of approximately $13 thousand for laboratory equipment leased from a shareholder, who is also an officer of the Company. The lease agreement covering the equipment expired on August 31, 2010 and the Company purchased the equipment from a shareholder for a consideration of approximately $19 thousand in aggregate. There were no such expenses, or acquisitions, in the year ended December 31, 2011.

Included in management salaries are $4 thousand (2010 - $18 thousand) for options granted to the Chief Financial Officer and $4 thousand (2010 - $5 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $10 thousand (2010 - $28 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $87 thousand (2010 - $90 thousand) for attendance at board meetings and audit committee meetings.

A short term loan of $85 thousand bearing interest at 1% per annum was provided to an employee, who is also an officer of the Company, on November 9, 2011. The loan was due to be repaid to the Company by February 29, 2012. The loan amount, together with interest accrued, was repaid to the Company on February 28, 2012.

Included in accounts payable and accrued liabilities is approximately $1 thousand (2010 $1 thousand) payable to shareholders, who are also officers of the Company.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Expressed in U.S. Funds)

13.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants and share-based compensation have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

14.	Subsequent Events

Subsequent to the year ended December 31, 2011, 492,132 warrants were exercised for 492,132 common shares having a par value of $0 thousand for cash consideration of approximately $233 thousand, resulting in an increase in additional paid-in capital of approximately $233 thousand.

On February 13, 2012, 714,286 warrants were exercised for 234,698 common shares having a par value of $0 thousand in a cashless exercise, resulting in an increase in additional paid-in capital of $Nil.

On February 14, 2012 the Company announced that it has entered into an exclusive agreement with Edgemont Pharmaceuticals, LLC (“Edgemont”) for the commercialization of CPI-300 in the United States (U.S.). Under the terms of the agreement, Edgemont has obtained certain exclusive rights to market and sell CPI-300 in the U.S. In exchange, the Company will receive a $1.0 million upfront payment and launch related milestones totaling up to $4.0 million. In addition, the Company will be eligible for milestones upon achieving certain sales and exclusivity targets of up to a further $23.5 million and will receive tiered double-digit royalties on the net sales of CPI-300.