Form 10-Q
period 2012-03-31
IntelGenx Technologies Corp.
filed 2012-05-15
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes [_]      No [_]

APPLICABLE TO CORPORATE ISSUERS:

49,621,859 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 10, 2012.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2012
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current
Cash and cash equivalents	$4,059	$3,505
Accounts receivable	246	263
Prepaid expenses	83	68
Loan receivable	-	85
Investment tax credits receivable	211	375
	4,599	4,296
Property and Equipment	333	149
Intangible assets	125	125
	$5,057	$4,570
Liabilities
Current
Accounts payable and accrued liabilities	396	666
Deferred license revenue (note 4)	45	-
	441	666
Deferred license revenue, non-current portion (note 4)	955	-
Shareholders' Equity
Capital Stock (note 5)	0	0
Additional Paid-in-Capital	16,166	15,918
Accumulated Deficit	(12,795)	(12,213)
Accumulated Other Comprehensive Income	290	199
	3,661	3,904
	$5,057	$4,570

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau                           Director

/s/ Horst G. Zerbe                                     Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2012
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2011	48,895,028	$0	$15,918	$(12,213)	$199	$3,904
Foreign currency translation adjustment	-	-	-	-	91	91
Warrants exercised (note 6)	726,830	-	233	-	-	233
Stock-based compensation (note 6)	-	-	15	-	-	15
Net loss for the period	-	-	-	(582)	-	(582)
Balance – March 31, 2012	49,621,858	$0	$16,166	$(12,795)	$290	$3,661

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2012	2011
Revenue	$100	$96
Other income	185	2
	285	98

Expenses
Research and development	445	329
Research and development tax credits	(25)	(41)
Management salaries	169	139
General and administrative	75	110
Professional fees	146	153
Depreciation	8	8
Foreign exchange	48	(1)
Interest	1	1
	867	698
Net Loss	(582)	(600)
Other Comprehensive Loss
Foreign currency translation adjustment	91	40
Comprehensive Loss	$(491)	$(560)
Basic and Diluted Weighted Average Number of Shares Outstanding	49,324,531	39,649,559
Basic and Diluted Loss Per Common Share (note 8)	$(0.01)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2012	2011

Funds Provided (Used) -
Operating Activities
Net loss	$(582)	$(600)
Depreciation	8	8
Stock-based compensation	15	12
Accounts receivable write-off	-	52
	(559)	(528)
Changes in assets and liabilities:
Accounts receivable	18	(48)
Prepaid and other assets	(15)	(19)
Other receivables	249	(46)
Accounts payable and other accrued liabilities	(270)	(71)
Deferred revenue	1,000	-
	423	(712)

Financing Activities
Issue of capital stock	233	108
	233	108

Investing Activities
Additions to property and equipment	(189)	(3)
	(189)	(3)
Increase/(Decrease) in Cash and Cash Equivalent	467	(607)
Effect of Foreign Exchange on Cash and Cash Equivalents	88	38
Cash and Cash Equivalents
Beginning of Period	3,505	1,144
End of Period	$4,059	$575

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2012
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

Revenue Recognition and Disclosures

In May 2011, the FASB issued Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2012
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont’d)

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011 however, the FASB issued Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

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
March 31, 2012
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

4.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property and proprietary technology for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2012
(Expressed in U.S. Funds)
(Unaudited)

5.	Capital Stock

	March 31,	December 31,
	2012	2011
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
49,621,858 (December 31, 2011 - 48,895,028) common shares	$496	$489

6.	Additional Paid-In Capital

Stock options

Compensation expenses for stock-based compensation of $15 thousand and $12 thousand were recorded during the three-month period ended March 31, 2012 and 2011 respectively. Of the amount expensed in 2012, $1 thousand (2011 - $4 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, and $14 thousand (2011 - $8 thousand) relates to stock options granted to employees and directors. As at March 31, 2012, the Company has $69 thousand (2011 - $41 thousand) of unrecognized stock-based compensation.

Warrants

During the three month period ended March 31, 2012 a total of 1,206,418 warrants were exercised for 726,830 common shares having a par value of $0 thousand in aggregate, for cash consideration of $233 thousand, resulting in an increase in additional paid-in capital of $233 thousand.

7.	Related Party Transactions

Included in management salaries are $1 thousand (2011 - $1 thousand) for options granted to the Chief Financial Officer and $2 thousand (2011 - $1 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $7 thousand (2011 - $2 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $27 thousand (2011 - $19 thousand) for attendance to board meetings and audit committee meetings.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2012
(Expressed in U.S. Funds)
(Unaudited)

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

Key Developments

On February 14, 2012 we announced an exclusive agreement with Edgemont Pharmaceuticals, LLC (“Edgemont”) for the commercialization of our lead product, CPI-300, in the United States.

Under the terms of the agreement, Edgemont has obtained certain exclusive rights to market and sell CPI-300 in the U.S. In exchange, we received a $1.0 million upfront payment and could receive launch related milestones totaling up to $4.0 million. In addition, we will be eligible for milestones of up to $23.5 million upon achieving certain sales and exclusivity targets, and we will receive double-digit royalties on the net sales of CPI-300.

We expect CPI-300 to be commercially launched by Edgemont in the summer of 2012.

CPI-300 is a novel, high mg strength formulation of bupropion HCl, the active ingredient in Wellbutrin XL®. When launched, CPI-300 will provide high dose bupropion XL patients the opportunity to achieve their mg dose in a single pill versus the multiple pills they currently need to take. Reducing the number of pills per dose is a well-published and important clinical benefit.

Currency rate fluctuations

Our operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the three month period ended March 31, 2012 compared with the three month period ended March 31, 2011.

				Percentage
In U.S.$ thousands	2012	2011	Increase/	Increase/
			(Decrease)	(Decrease)
Revenue	$100	$96	$4	4%
Other Income	185	2	183	9,150%
Research and Development Expenses	445	329	116	35%
Research and Development Tax Credit	(25)	(41)	(16)	(39%	)
Management Salaries	169	139	30	22%
General and Administrative Expenses	75	110	(35)	(32%	)
Professional Fees	146	153	(7)	(5%	)
Foreign Exchange	48	(1)	49	N/A
Net Loss	(582)	(600)	(18)	(3%	)

Revenue and Other Income

Total revenue and other income increased by $187 thousand, or 191%, from $98 thousand in the first three months of 2011 to $285 thousand in the first three months of 2012.

In February 2012 we received a $1.0 million upfront payment under our agreement with Edgemont. The upfront payment has been recorded as deferred license fees and will be amortized ratably as revenue in relation to product sales until December 2015, which is the estimated minimum time period that the product could retain market exclusivity. The product is expected to be commercially launched in the summer of 2012 and, accordingly, none of the upfront payment has been recognized as revenue to date.

Other income of $185 thousand was recorded in the first three months of 2012, compared with $2 thousand in the same period of the previous year. Included within other income in the first three months of 2012 is approximately $181 thousand relating to the cancelation of an invoice received from a supplier in 2011.

Research and Development (“R&D”) Expenses

R&D expenses totaled $445 thousand in the three months ended March 31, 2012, representing an increase of $116 thousand, or 35%, to the expense of $329 thousand recorded in the same period of last year.

The increase in R&D expenses is primarily related to the costs associated with a pilot clinical study that we are in the process of completing for one of our projects.

Included within R&D expenses for the first three months of 2012 are R&D Salaries of $149 thousand, of which approximately $5 thousand represents non-cash compensation. This compares to R&D salaries of $163 thousand in the first three months of 2011, of which approximately $3 thousand represented non-cash compensation. The decrease in R&D Salaries is attributable to the resignation of one employee who we are currently in the process of replacing and one employee who was transferred into an administrative function, partly offset by annual salary increases effective from January 2012.

In the three months ended March 31, 2012 we recorded estimated Research and Development Tax Credits and refunds of $25 thousand, compared with $41 that was recorded in the same period of the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased from $139 thousand in the first three months of 2011 to $169 thousand in the first three months of 2012, representing an increase of $30 thousand, or 22%. The increase is primarily attributable to the appointment of a new member of our Board of Directors in May 2011, stock compensation expense related to options granted to members of our Board, and annual staff salary increases effective from January 2012.

Included in management salaries are approximately $3 thousand (2011: $3 thousand) in non-cash compensation from options granted to management employees in 2010 and 2011, and $6 thousand (2011: $2 thousand) in non-cash compensation from options granted to non-employee directors in 2010 and 2011.

General and administrative expenses decreased from $110 thousand in the three months ended March 31, 2011 to $75 thousand in the three months ended March 31, 2012. The decrease relates to a receivable in the amount of $52 thousand that was written-off in the first quarter of 2011, partly offset by increased travel expenditure.

Professional Fees

Professional fees for the three months ended March 31, 2012 totaled $146 thousand and represent a slight decrease of $7 thousand compared with the amount of $153 thousand recorded in the same period of 2011.

Included within professional fees is a non-cash expense of $1 thousand (2011: $4 thousand for options granted to investor relation firms for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $15 thousand for the three months ended March 31, 2012, compared with $12 thousand for the three months ended March 31, 2011.

We expensed approximately $3 thousand in the first three months of 2012 for options granted to our employees in 2010 and 2011 under the 2006 Stock Option Plan, and approximately $6 thousand for options granted to non-employee directors in 2010 and 2011, compared with $3 thousand and $2 respectively that was expensed in the same period of the previous year.

We also expensed $1 thousand in the first three months of 2012 for options granted to investor relation firms for investor relation services, compared with $4 thousand that was expensed in the same period of 2011.

There remains approximately $69 thousand in stock based compensation to be expensed in fiscal 2012 and 2013, all of which relates to the issuance of options to employees and directors of the Company during 2010 and 2011. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Foreign Exchange

A foreign exchange loss of approximately $48 thousand was recorded in the three months ended March 31, 2012 compared with a foreign exchange gain of $1 thousand in the same period of the previous year. The foreign exchange gains and losses relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Key items from the Balance Sheet.

				Percentage
In U.S.$ thousands	March 31,	December	Increase/	Increase/
	2012	31, 2011	(Decrease)	(Decrease)
Current Assets	$4,599	$4,296	$303	7%
Property and Equipment	333	$149	$184	123%
Intangible Assets	125	125	0	0%
Current Liabilities	441	666	(225)	(34%	)
Deferred License Revenue	955	-	955	N/A
Capital Stock	0	0	0	0%
Additional Paid-in-Capital	16,166	15,918	248	2%

Current Assets

Current assets totaled $4,599 thousand at March 31, 2012 compared with $4,296 thousand at December 31, 2011. The increase of $303 thousand is attributable to an increase in cash and cash equivalents of approximately $554 thousand and an increase in prepaid expenses of approximately $15 thousand, partly offset by a decrease in accounts receivable of approximately $17 thousand, a decrease in loan receivable of approximately $85 thousand, and a decrease in investment tax credits receivable of approximately $164 thousand.

Prepaid Expenses

As of March 31, 2012, prepaid expenses totaled $83 thousand as compared with $68 thousand at December 31, 2011. The increase relates to the payment of annual insurance premiums in the first quarter that will be expensed ratably until January 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4,059 thousand as at March 31, 2012 representing an increase of $554 thousand compared with the balance of $3,505 thousand as at December 31, 2011.

In February 2012 we received a $1.0 million upfront payment under an exclusive agreement with Edgemont Pharmaceuticals for the commercialization of our lead product, CPI-300, in the United States. The upfront payment has been recorded as deferred license fees and will be amortized ratably as revenue in relation to product sales until December 2015.

During the three month period ended March 31, 2012 a total of 1,206,418 warrants were exercised for 726,830 common shares for cash consideration of $233 thousand.

Also during the three month period ended March 31, 2012 we invested approximately $182 thousand in new equipment for our VersaFilm technology.

As at March 31, 2012 we had accumulated a deficit of $12,795 thousand compared with an accumulated deficit of $12,213 thousand as at December 31, 2011. Total assets amounted to $5,057 thousand and shareholders’ equity totaled $3,661 thousand as at March 31, 2012, compared with total assets and shareholders’ equity of $4,570 thousand and $3,904 thousand respectively, as at December 31, 2011.

Accounts receivable totaled $246 thousand as at March 31, 2012 compared with $263 thousand as at December 31, 2011.

An interest-bearing short-term loan of $85 thousand that was provided to an employee, who is also an officer of the Company, on November 9, 2011, was repaid on February 28, 2012.

As at March 31, 2012, we had R&D investment tax credits receivable of approximately $211 thousand compared with $375 thousand as at December 31, 2011. We expect to receive approximately $182 thousand during the fourth quarter of 2012, and the balance during the fourth quarter of 2013.

Accounts payable and accrued liabilities as at March 31, 2012 amounted to $396 thousand (December 31, 2011 - $666 thousand), of which approximately $147 thousand relates to research and development activities, approximately $81 thousand relates to professional fees, and approximately $155 thousand relates to accrued payroll liabilities. Included within other accruals is approximately $1 thousand due to a shareholder.

Property and Equipment

As at March 31, 2012, the net book value of property and equipment amounted to $333 thousand, compared with $149 thousand at December 31, 2011. In the three months ended March 31, 2012 additions to assets totaled $189 thousand and comprised $188 thousand for manufacturing and laboratory equipment, and $1 thousand for computer equipment. Total depreciation in the three months ended March 31, 2012 amounted to $8 thousand and a foreign exchange gain of $3 thousand was recorded.

Intangible Assets

As at March 31, 2011 the net book value of intangible assets amounted to $125 thousand, compared with $125 thousand at December 31, 2011. Amortization of this asset will commence upon the commercial launch of CPI-300, which is expected to be in the summer of 2012, and will continue until December 2015, which is the estimated minimum time period that the product could retain market exclusivity.

Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property and proprietary technology for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Capital Stock

As at March 31, 2012 capital stock amounted to $496 compared with $489 at December 31, 2011. The increase reflects the issuance of 726,830 shares related to the exercise of warrants issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in additional paid-in-capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $16,166 thousand at March 31, 2012, compared with $15,918 thousand at December 31, 2011. Approximately $233 thousand of the increase relates to warrants exercised in the three month period ended March 31, 2012, and $15 thousand relates to stock based compensation, of which approximately $1 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $14 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	March 31,	March 31,	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Operating Activities	$423	$(712)	$1,135	N/A
Financing Activities	233	$108	$125	116%
Investing Activities	(189)	(3)	186	N/A
Cash and cash equivalents - end of period	4,059	575	3,484	606%

Statement of cash flows

Net cash generated by operating activities was $423 thousand in the three months ended March 31, 2012, compared with net cash used of $712 thousand for the three months ended March 31, 2011. In the first quarter of 2012, net cash generated by operating activities consisted of an operating loss of $559 thousand net of non-cash related expenses of approximately $23 thousand, and an increase in non-cash operating elements of working capital of $982 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $233 thousand in the first three months of 2012, compared with $108 thousand provided in the same period of the previous year. The net cash provided in each of the first quarters of 2012 and 2011 resulted from the exercise of warrants.

Net cash used in investing activities amounted to $189 thousand in the three months ended March 31, 2012 compared with $3 thousand in the three months ended March 31, 2011. Included within the use of funds in the first quarter of 2012 is an investment of approximately $182 thousand in new equipment for our VersaFilm technology.

The balance of cash and cash equivalents as at March 31, 2012 amounted to $4,059 thousand, compared with $575 thousand at March 31, 2011.

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

PART II

Item 1. Legal Proceedings

This Item is not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. (Reserved)

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 10.1*
License and Asset Transfer Agreement between IntelGenx and Edgemont, dated February 3, 2012.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 14, 2012	By:	/s/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and Director

Date: May 14, 2012	By:	/s/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer