Form 10-Q
period 2012-06-30
IntelGenx Technologies Corp.
filed 2012-08-07
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes [  ]          No [  ]

APPLICABLE TO CORPORATE ISSUERS:

49,623,259 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 6, 2012.

IntelGenx Technologies Corp.
Form 10-Q

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	19

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2012
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders’ Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current
Cash	$3,055	$3,505
Accounts receivable	390	263
Prepaid expenses	83	68
Loan receivable	-	85
Investment tax credits receivable	231	375
	3,759	4,296

Property and Equipment	371	149
Intangible Assets	125	125
	$4,255	$4,570

Liabilities
Current
Accounts payable and accrued liabilities	283	666
Deferred license revenue (note 4)	231	-
	514	666

Deferred license revenue, non-current portion (note 4)	769	-
Shareholders’ Equity
Capital Stock (note 5)	0	0
Additional Paid-in-Capital	16,181	15,918
Accumulated Deficit	(13,427)	(12,213)
Accumulated Other Comprehensive Income	218	199
	2,972	3,904
	$4,255	$4,570

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau                   Director

/s/ Horst G. Zerbe                              Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders’ Equity
For the Period Ended June 30, 2012
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2011	48,895,028	$0	$15,918	$(12,213)	$199	$3,904
Foreign currency translation adjustment	-	-	-	-	19	19
Warrants exercised (note 6)	726,830	-	233	-	-	233
Agents’ warrants exercised (note 6)	1,400	-	1	-	-	1
Stock-based compensation (note 6)	-	-	29	-	-	29
Net loss for the period	-	-	-	(1,214)	-	(1,214)
Balance – June 30, 2012	49,623,258	$0	$16,181	$(13,427)	$218	$2,972

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012		2011
Revenue	$20	$45	$120		$141
Other income	1	1	5		3
	21	46	125		144

Expenses
Research and development	335	305	601		634
Research and development tax credits	(25)	(42)	(50)		(83)
Management salaries	149	129	318		268
General and administrative	85	53	160		163
Professional fees	142	121	288		274
Depreciation	9	9	17		17
Foreign exchange	(45)	50	3		49
Interest and financing fees	1	1	2		2
	651	626	1,339		1,324

Net Loss	(630)	(580)	(1,214)		(1,180)
Other Comprehensive Income / (Loss)
Foreign currency translation adjustment	(73)	56	19		98
Comprehensive Loss	$(703)	$(524)	$(1,195)		$(1,082)

Basic and Diluted Weighted Average Number of Shares Outstanding	49,622,028	40,396,305	49,473,279		40,024,995
Basic and Diluted Loss Per Common Share (note 8)	$(0.01)	$(0.01)	$(0.02	) $	(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Funds Provided (Used) -
Operating Activities
Net loss	$(630)	$(580)	$(1,214)	$(1,180)
Depreciation	9	9	17	17
Stock-based compensation	14	12	29	24
Accounts receivable write-off	-	-	-	52
	(607)	(559)	(1,168)	(1,087)
Changes in assets and liabilities
Accounts receivable	(145)	198	(127)	150
Prepaid and other assets	-	(1)	(15)	(20)
Other receivables	(20)	(43)	229	(89)
Accounts payable and other accrued liabilities	(115)	104	(383)	33
Deferred revenue	-	-	1,000	-
	(887)	(301)	(464)	(1,013)

Financing Activities
Issue of capital stock	1	3,239	234	3,347
Transaction costs	-	(369)	-	(369)
	1	2,870	234	2,978

Investing Activities
Additions to property and equipment	(53)	-	(242)	(3)
	(53)	-	(242)	(3)
Increase (Decrease) in Cash and Cash Equivalent	(939)	2,569	(472)	1,962
Effect of Foreign Exchange on Cash and Cash
Equivalents	(65)	57	22	95
Cash and Cash Equivalents
Beginning of Period	4,059	575	3,505	1,144
End of Period	$3,055	$3,201	$3,055	$3,201

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2012
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2012
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
June 30, 2012
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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2012
(Expressed in U.S. Funds)
(Unaudited)

5.	Capital Stock

	June 30,	December 31,
	2012	2011
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
49,623,258 (December 31, 2011 - 48,895,028) common shares	$496	$489

6.	Additional Paid-In Capital

Stock options

On June 13, 2012 the Company granted 40,000 stock options to two employees to purchase common shares. The stock options are exercisable at $0.51 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $10 thousand, using the following assumptions:

Expected volatility	83%
Expected life	3.1 years
Risk-free interest rate	0.4%
Dividend yield	Nil

Compensation expenses for stock-based compensation of $29 thousand and $24 thousand were recorded during the six-month period ended June 30, 2012 and 2011 respectively. Of the amount expensed in 2012, $1 thousand (2011 - $7 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, and $28 thousand (2011 - $17 thousand) relates to stock options granted to employees and directors. As at June 30, 2012, the Company has $65 thousand (2011 - $45 thousand) of unrecognized stock-based compensation.

Warrants

During the six month period ended June 30, 2012 a total of 1,207,818 warrants and agents’ warrants were exercised for 728,230 common shares having a par value of $0 thousand in aggregate, for cash consideration of $234 thousand, resulting in an increase in additional paid-in capital of $234 thousand.

During the six month period ended June 30, 2012 a total of 178,571 warrants expired unexercised.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2012
(Expressed in U.S. Funds)
(Unaudited)

7.	Related Party Transactions

Included in management salaries are $3 thousand (2011 - $2 thousand) for options granted to the Chief Financial Officer, $3 thousand (2011 - $2 thousand) for options granted to the Chief Executive Officer and $13 thousand (2011 - $4 thousand) for options granted to non-employee directors under the 2006 Stock Option Plan.

Also included in management salaries are director fees of $55 thousand (2011 - $40 thousand) for attendance to board meetings and audit committee meetings.

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

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Developments

Anti-migraine VersaFilm (rizatriptan):

On May 29, 2012 we announced the completion of the pivotal bioequivalence study for a novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. According to Merck’s most recent annual report, sales of Maxalt® grew 16% to $639 million in 2011. The thin-film formulation of rizatriptan has been developed using our proprietary immediate release "VersaFilm" drug delivery technology. The film is now undergoing a pivotal stability study, with a 505(b)(2) new drug application expected to be filed with the FDA in the first quarter of 2013.

We developed our anti-migraine VersaFilm product in accordance with the co-development and commercialization agreement with RedHill Biopharma Ltd. ("RedHill"), an Israeli corporation, which was executed in August 2010. Under the terms of the agreement, RedHill obtained certain exclusive worldwide rights to market and sell our rapidly dissolving anti-migraine oral film product and in exchange we received upfront and milestone payments, and will receive additional milestone payments and external development fees. Furthermore, upon commercialization of the product, we could receive up to 70% of all proceeds including, but not limited to, all sales milestones and income from the product world-wide.

Forfivo XL™ (formerly CPI-300) Anti-depressant VersaTab (bupropion):

On February 14, 2012 we announced an exclusive agreement with Edgemont Pharmaceuticals, LLC (“Edgemont”) for the commercialization of our lead product, Forfivo XL™, in the United States.

Under the terms of the agreement, Edgemont has obtained certain exclusive rights to market and sell Forfivo XL™ in the U.S. In exchange, we received a $1.0 million upfront payment and could receive launch related milestones totaling up to $4.0 million. In addition, we will be eligible for milestones of up to $23.5 million upon achieving certain sales and exclusivity targets, and we will receive double-digit royalties on the net sales of Forfivo XL™.

We expect Forfivo XL™ to be commercially launched by Edgemont in the third quarter of 2012

Forfivo XL™ is a novel, high mg strength formulation of bupropion HCl, the active ingredient in Wellbutrin XL®. When launched, Forfivo™ will provide high dose bupropion XL patients the opportunity to achieve their mg dose in a single pill versus the multiple pills they currently need to take. Reducing the number of pills per dose is a well-published and important clinical benefit.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the six month period ended June 30, 2012 compared with the six month period ended June 30, 2011.

				Percentage
			Increase/	Increase/
In U.S.$ thousands	2012	2011	(Decrease)	(Decrease)
Revenue	$120	$141	$(21)	(15%	)
Other Income	5	3	2	67%
Research and Development Expenses	601	634	(33)	(5)%
Research and Development Tax Credit	(50)	(83)	(33)	(40%	)
Management Salaries	318	268	50	19%
General and Administrative Expenses	160	163	(3)	(2%	)
Professional Fees	288	274	14	5%
Foreign Exchange	3	49	(46)	(94%	)
Net Loss	(1,214)	(1,180)	34	3%

Revenue and Other Income

Total revenue and other income decreased by $19 thousand, or 13%, from $144 thousand in the first six months of 2011 to $125 thousand in the first six months of 2012.

In February 2012 we received a $1.0 million upfront payment under our agreement with Edgemont. The upfront payment has been recorded as deferred license revenue and will be recognized as revenue on a straight-line basis until December 2015, which is the estimated minimum time period that the product could retain market exclusivity. The product is expected to be commercially launched in the third quarter of 2012 and, accordingly, none of the upfront payment has been recognized as revenue to date.

Other income of $5 thousand was recorded in the first six months of 2012, compared with $3 thousand in the same period of the previous year.

Research and Development (“R&D”) Expenses

R&D expenses totaled $601 thousand in the six months ended June 30, 2012, representing a decrease of $33 thousand, or 5%, to the expense of $634 thousand recorded in the same period of last year.

The decrease in R&D expenses is primarily related to the cancellation of an invoice that had been received and recorded from a supplier in 2011, largely off-set by costs associated with pilot clinical studies for two of our projects that were completed in the second quarter of 2012.

Included within R&D expenses for the first six months of 2012 are R&D Salaries of $305 thousand, of which approximately $9 thousand represents non-cash compensation. This compares to R&D salaries of $318 thousand in the first six months of 2011, of which approximately $7 thousand represented non-cash compensation. The decrease in R&D salaries relates to the unpaid temporary absence of an employee, partly offset by staff salary increases effective from January 2012.

In the six months ended June 30, 2012 we recorded estimated Research and Development Tax Credits and refunds of $50 thousand, compared with $83 that was recorded in the same period of the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased from $268 thousand in the first six months of 2011 to $318 thousand in the first six months of 2012, representing an increase of $50 thousand, or 19%. The increase is attributable to the appointment of a new member of our Board of Directors in May 2011, stock compensation expense related to options granted to members of our Board, and annual staff salary increases effective from January 2012.

Included in management salaries are approximately $6 thousand (2011: $5 thousand) in non-cash compensation from options granted to management employees in 2010 and 2011, and $13 thousand (2011: $5 thousand) in non-cash compensation from options granted to non-employee directors in 2010 and 2011.

General and administrative expenses decreased from $163 thousand in the six months ended June 30, 2011 to $160 thousand in the six months ended June 30, 2012.

Professional Fees

Professional fees for the six months ended June 30, 2012 totaled $288 thousand and represent a slight increase of $14 thousand compared with the amount of $274 thousand recorded in the same period of 2011.

Included within professional fees is a non-cash expense of $1 thousand (2011: $7 thousand) for options granted to investor relation firms for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $29 thousand for the six months ended June 30, 2012, compared with $24 thousand for the six months ended June 30, 2011.

We expensed approximately $15 thousand in the first six months of 2012 for options granted to our employees in 2010, 2011 and 2012 under the 2006 Stock Option Plan, and approximately $13 thousand for options granted to non-employee directors in 2010 and 2011, compared with $12 thousand and $5 respectively that was expensed in the same period of the previous year.

We also expensed $1 thousand in the first six months of 2012 for options granted to investor relation firms for investor relation services, compared with $7 thousand that was expensed in the same period of 2011.

There remains approximately $65 thousand in stock based compensation to be expensed in 2012 through 2014 all of which relates to the issuance of options to employees and directors of the Company during 2010, 2011 and 2012. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Foreign Exchange

A foreign exchange loss of approximately $3 thousand was recorded in the six months ended June 30, 2012 compared with a foreign exchange loss of $49 thousand in the same period of the previous year. The foreign exchange gains and losses relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Key items from the Balance Sheet.

				Percentage
	June 30,	December	Increase/	Increase/
In U.S.$ thousands	2012	31, 2011	(Decrease)	(Decrease)
Current Assets	$3,759	$4,296	$(537)	(13%	)
Property and Equipment	371	149	222	149%
Intangible Assets	125	125	0	0%
Current Liabilities	514	666	(152)	(23%	)
Deferred License Revenue	769	-	769	N/A
Capital Stock	0	0	0	0%
Additional Paid-in-Capital	16,181	15,918	263	2%

Current Assets

Current assets totaled $3,759 thousand at June 30, 2012 compared with $4,296 thousand at December 31, 2011. The decrease of $537 thousand is attributable to a decrease in cash of approximately $450 thousand, a decrease in investment tax credits receivable of approximately $144 thousand and a decrease in loan receivable of approximately $85 thousand, partly offset by an increase in accounts receivable of approximately $127 thousand and an increase in prepaid expenses of approximately $15 thousand.

Prepaid Expenses

As of June 30, 2012, prepaid expenses totaled $83 thousand as compared with $68 thousand at December 31, 2011. The increase relates to the payment of annual insurance premiums that will be expensed ratably until January 31, 2013, together with prepayments for a trade exhibition and an investor conference, each planned for the second half of 2012.

Liquidity and Capital Resources

Cash and cash equivalents totaled $3,055 thousand as at June 30, 2012 representing a decrease of $450 thousand compared with the balance of $3,505 thousand as at December 31, 2011.

In February 2012 we received a $1.0 million upfront payment under an exclusive agreement with Edgemont Pharmaceuticals for the commercialization of our lead product, CPI-300, in the United States. The upfront payment has been recorded as deferred license revenue and will be recognized as revenue on a straight-line basis until December 2015.

During the six month period ended June 30, 2012 a total of 1,207,818 warrants and agents’ warrants were exercised for 728,230 common shares for cash consideration of $234 thousand.

Also during the six month period ended June 30, 2012 we invested approximately $200 thousand in new equipment for our VersaFilm technology.

As at June 30, 2012 we had accumulated a deficit of $13,427 thousand compared with an accumulated deficit of $12,213 thousand as at December 31, 2011. Total assets amounted to $4,255 thousand and shareholders’ equity totaled $2,972 thousand as at June 30, 2012, compared with total assets and shareholders’ equity of $4,570 thousand and $3,904 thousand respectively, as at December 31, 2011.

Accounts receivable totaled $390 thousand as at June 30, 2012 and comprise of approximately $295 thousand billed to one of our trading partners at the end of the second quarter, together with approximately $95 thousand of taxes that are expected to be refunded in the first quarter of 2013. The accounts receivable balance of $263 thousand as at December 31, 2011 was received by us within the first half of 2012.

An interest-bearing short-term loan of $85 thousand that was provided to an employee, who is also an officer of the Company, on November 9, 2011, was repaid on February 28, 2012.

As at June 30, 2012, we had R&D investment tax credits receivable of approximately $231 thousand compared with $375 thousand as at December 31, 2011. We expect to receive approximately $182 thousand during the fourth quarter of 2012, and the balance during the fourth quarter of 2013.

Accounts payable and accrued liabilities as at June 30, 2012 amounted to $283 thousand (December 31, 2011: $666 thousand), of which approximately $107 thousand relates to research and development activities, approximately $37 thousand relates to professional fees, and approximately $134 thousand relates to accrued payroll liabilities.

Property and Equipment

As at June 31, 2012, the net book value of property and equipment amounted to $371 thousand, compared with $149 thousand at December 31, 2011. In the six months ended June 30, 2012 additions to assets totaled $239 thousand and comprised $238 thousand for manufacturing and laboratory equipment, and $1 thousand for computer equipment. Total depreciation in the six months ended June 30, 2012 amounted to $17 thousand.

Intangible Assets

As at June 30, 2012 the net book value of intangible assets amounted to $125 thousand, compared with $125 thousand at December 31, 2011. Amortization of this asset will commence upon the commercial launch of Forfivo XL™, which is expected to be in the third quarter of 2012, and will continue until December 2015, which is the estimated minimum time period that the product could retain market exclusivity.

Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property and proprietary technology for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Capital Stock

As at June 30, 2012 capital stock amounted to $496 compared with $489 at December 31, 2011. The increase reflects the issuance of 728,230 shares related to the exercise of warrants issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in additional paid-in-capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $16,181 thousand at June 30, 2012, compared with $15,918 thousand at December 31, 2011. Approximately $233 thousand of the increase relates to warrants, and approximately $1 thousand relates to Agents’ warrants, exercised in the six month period ended June 30, 2012. An additional $29 thousand relates to stock based compensation, of which approximately $1 thousand is attributable to the amortization of stock options granted to our investor relations consultants and approximately $28 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows

				Percentage
	June 30,	June 30,	Increase/	Increase/
In U.S.$ thousands	2012	2011	(Decrease)	(Decrease)
Operating Activities	$(464)	$(1,013)	$(549)	(54%	)
Financing Activities	234	2,978	(2,744)	(92%	)
Investing Activities	(242)	(3)	239	7,967%
Cash - end of period	3,055	3,201	(146)	(5%	)

Statement of cash flows

Net cash used by operating activities was $464 thousand in the six months ended June 30, 2012, compared with net cash used of $1,013 thousand for the six months ended June 30, 2011. In the first half of 2012, net cash used by operating activities consisted of an operating loss of $1,168 thousand net of non-cash related expenses of approximately $46 thousand, and an increase in non-cash operating elements of working capital of $704 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $234 thousand in the first six months of 2012, compared with $2,978 thousand provided in the same period of the previous year. The net cash provided in the first half of 2012 resulted from the exercise of warrants and agents’ options, whereas in the first half of 2011 net proceeds of $2,861 thousand resulted from Canadian and US private placements and $117 thousand resulted from the exercise of warrants.

Net cash used in investing activities amounted to $242 thousand in the six months ended June 30, 2012 compared with $3 thousand in the six months ended June 30, 2011. Included within the use of funds in the first half of 2012 is an investment of approximately $200 thousand in new equipment for our VersaFilm technology.

The balance of cash as at June 30, 2012 amounted to $3,055 thousand, compared with $3,201 thousand at June 30, 2011.

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

INTELGENX TECHNOLOGIES CORP.

Date: August 6, 2012	By:	/s/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: August 6, 2012	By:	/s/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer