Form 10-Q
period 2012-09-30
IntelGenx Technologies Corp.
filed 2012-11-13
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

(514) 331-7440
(Issuer’s telephone number)

_____________________________________________________
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

Yes [  ]          No [  ]

APPLICABLE TO CORPORATE ISSUERS:

49,890,422 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 8, 2012.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2012
(Expressed in U.S. Funds)
(Unaudited)

Contents
Balance Sheet	2
Statement of Shareholders’ Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current
Cash	$2,768	$3,505
Accounts receivable	145	263
Prepaid expenses	69	68
Loan receivable	-	85
Investment tax credits receivable	265	375
	3,247	4,296
Property and Equipment	380	149
Intangible Assets	125	125
	$3,752	$4,570
Liabilities
Current
Accounts payable and accrued liabilities	252	666
Deferred license revenue (note 4)	308	-
	560	666
Deferred license revenue, non-current portion (note 4)	692	-
Shareholders’ Equity
Capital Stock (note 5)	0	0
Additional Paid-in-Capital	16,298	15,918
Accumulated Deficit	(14,125)	(12,213)
Accumulated Other Comprehensive Income	327	199
	2,500	3,904
	$3,752	$4,570

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders’ Equity
For the Period Ended September 30, 2012
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2011	48,895,028	$0	$15,918	$(12,213)	$199	$3,904
Foreign currency translation adjustment	-	-	-	-	128	128
Warrants exercised (note 6)	726,080	-	233	-	-	233
Agents’ warrants exercised (note 6)	219,313	-	104	-	-	104
Stock-based compensation (note 6)	-	-	43	-	-	43
Net loss for the period	-	-	-	(1,912)	-	(1,912)
Balance – September 30, 2012	49,840,421	$0	$16,298	$(14,125)	$327	$2,500

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenue	$-	$23	$120	$164
Other income	3	1	8	4
	3	24	128	168

Expenses
Research and development	312	360	913	994
Research and development tax credits	(25)	(40)	(75)	(123)
Management salaries	143	148	461	416
General and administrative	96	86	256	249
Professional fees	115	162	403	436
Depreciation	10	9	27	26
Foreign exchange	50	(162)	53	(113)
Interest and financing fees	-	-	2	2
	701	563	2,040	1,887

Net Loss	(698)	(539)	(1,912)	(1,719)
Other Comprehensive Income / (Loss)
Foreign currency translation adjustment	109	(219)	128	(121)
Comprehensive Loss	$(589)	$(758)	$(1,784)	$(1,840)

Basic and Diluted Weighted Average Number of Shares Outstanding	49,711,617	46,158,632	49,553,305	42,087,973
Basic and Diluted Loss Per Common Share (note 8)	$(0.01)	$(0.02)	$(0.04)	$ (0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Funds Provided (Used) -
Operating Activities
Net loss	$(698)	$(539)	$(1,912)	$(1,719)
Depreciation	10	9	27	26
Stock-based compensation	14	13	43	37
Accounts receivable write-off	-	-	-	52
	(674)	(517)	(1,842)	(1,604)
Changes in assets and liabilities
Accounts receivable	245	(17)	118	133
Prepaid and other assets	16	21	1	1
Other receivables	(34)	(15)	195	(104)
Accounts payable and other accrued liabilities	(33)	(6)	(416)	27
Deferred revenue	-	-	1,000	-
	(480)	(534)	(944)	(1,547)

Financing Activities
Issue of capital stock	103	865	337	4,212
Transaction costs	-	-	-	(369)
	103	865	337	3,843

Investing Activities
Additions to property and equipment	(6)	(4)	(248)	(7)
	(6)	(4)	(248)	(7)
Increase (Decrease) in Cash and Cash Equivalent	(383)	327	(855)	2,289
Effect of Foreign Exchange on Cash and Cash
Equivalents	96	(208)	118	(113)
Cash and Cash Equivalents
Beginning of Period	3,055	3,201	3,505	1,144
End of Period	$2,768	$3,320	$2,768	$3,320

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2012
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2012
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
September 30, 2012
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
September 30, 2012
(Expressed in U.S. Funds)
(Unaudited)

5.	Capital Stock

	June 30,	December 31,
	2012	2011
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
49,840,421 (December 31, 2011 - 48,895,028) common shares	$498	$489

6.	Additional Paid-In Capital

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

On August 8, 2012 the Company granted 50,000 stock options to a consultant to purchase common shares. The stock options are exercisable at $0.55 per share and vest over 1 year at 25% every three months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $12 thousand, using the following assumptions:

Expected volatility	81%
Expected life	2.8 years
Risk-free interest rate	0.38%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2012
(Expressed in U.S. Funds)
(Unaudited)

6.	Additional Paid In Capital (Cont’d)

Compensation expenses for stock-based compensation of $43 thousand and $37 thousand were recorded during the nine-month period ended September 30, 2012 and 2011 respectively. Of the amount expensed in 2012, $1 thousand (2011 - $11 thousand) relates to stock options granted to investor relations firms as compensation for investor relation services, $1 thousand (2011 - $Nil) relates to stock options granted to a consultant, and $41 thousand (2011 - $26 thousand) relates to stock options granted to employees and directors. As at September 30, 2012 the Company has $63 thousand (2011 - $32 thousand) of unrecognized stock-based compensation.

Warrants

During the nine month period ended September 30, 2012 a total of 1,424,981 warrants and agents’ warrants were exercised for 945,393 common shares having a par value of $0 thousand in aggregate, for cash consideration of $337 thousand, resulting in an increase in additional paid-in capital of $337 thousand.

During the nine month period ended September 30, 2012 a total of 11,843,932 warrants expired unexercised.

7.	Related Party Transactions

Included in management salaries are $4 thousand (2011 - $4 thousand) for options granted to the Chief Financial Officer, $5 thousand (2011 - $4 thousand) for options granted to the Chief Executive Officer and $20 thousand (2011 - $7 thousand) for options granted to non-employee directors under the 2006 Stock Option Plan.

Also included in management salaries are director fees of $80 thousand (2011 - $63 thousand) for attendance to board meetings and audit committee meetings.

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

Item 2.	Introduction to Management’s Discussion and Analysis

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

Key Developments

Forfivo XL™

Subsequent to the end of the third quarter, on October 9, 2012 we announced the commercial launch of Forfivo XL™ in the USA.

Forfivo XL™ is indicated for the treatment of Major Depressive Disorder (MDD) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL is bupropion, the same active ingredient used in the well-known antidepressant product: Wellbutrin XL®. Until now, patients in the US requiring a 450mg dose of bupropion HCl have been taking multiple tablets to achieve their 450mg dose requirement. With Forfivo XL™ now available in the US, these patients can simplify their dosing regimen to a single Forfivo XL tablet, once-daily.

On February 14, 2012 we announced an exclusive agreement with Edgemont Pharmaceuticals, LLC (“Edgemont”) for the commercialization of Forfivo XL™ in the United States.

Under the terms of the agreement, Edgemont obtained certain exclusive rights to market and sell Forfivo XL™ in the U.S. In exchange, we received a $1.0 million upfront payment and could receive launch related milestones totaling up to $4.0 million. In addition, we will be eligible for milestones of up to $23.5 million upon achieving certain sales and exclusivity targets, and we will receive double-digit royalties on the net sales of Forfivo XL™.

Anti-migraine VersaFilm (rizatriptan)

Subsequent to the end of the third quarter, on November 8, 2012 we announced the successful conclusion of a pre-New Drug Application ("NDA") meeting with the U.S. Food and Drug Administration ("FDA") related to our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets.

The purpose of the meeting was to confirm the adequacy of the clinical, non-clinical and CMC data for the Company’s proposed 505(b)(2) NDA submission, which we intend to file in the first quarter of 2013.

On May 29, 2012 we announced the completion of the pivotal bioequivalency study for our oral thin-film formulation of Rizatriptan. We received approval from Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product. The study results indicate that the product is safe, and that the confidence intervals of the relevant parameters are well within the acceptance range for bioequivalency.

Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. According to Merck’s most recent annual report, sales of Maxalt® grew 16% to $639 million in 2011. Our thin-film formulation of Rizatriptan has been developed in accordance with the co-development and commercialisation agreement with RedHill Biopharma Ltd. (TASE:RDHL) using IntelGenx’ proprietary immediate release "VersaFilm" drug delivery technology.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the nine month period ended September 30, 2012 compared with the nine month period ended September 30, 2011.

				Percentage
			Increase/	Increase/
In U.S.$ thousands	2012	2011	(Decrease)	(Decrease)
Revenue	$120	$164	$(44)	(27%	)
Other Income	8	4	4	100%
Research and Development Expenses	913	994	(81)	(8%	)
Research and Development Tax Credit	(75)	(123)	(48)	(39%	)
Management Salaries	461	416	45	11%
General and Administrative Expenses	256	249	7	3%
Professional Fees	403	436	(33)	(8%	)
Foreign Exchange	53	(113)	166	146%

Net Loss	(1,912)	(1,719)	193	11%

Revenue and Other Income

Total revenue and other income decreased by $40 thousand, or 24%, from $168 thousand in the first nine months of 2011 to $128 thousand in the first nine months of 2012.

In February 2012 we received a $1.0 million upfront payment under our licensing agreement with Edgemont Pharmaceuticals for our FDA approved product Forfivo XL™. The upfront payment has been recorded as deferred license revenue and will be recognized as revenue on a straight-line basis until December 2015, which is the estimated minimum time period that the product could retain market exclusivity. Subsequent to the end of the third quarter, on October 9, 2012, we announced that Forfivo XL™ had been commercially launched by Edgemont in the USA. As a result, we will start to recognize the upfront payment as revenue commencing in the fourth quarter of 2012. In addition, the commercial launch of Forfivo XL™ triggered the next milestone payment, which will be fully recorded as revenue in the fourth quarter.

Other income of $8 thousand was recorded in the first nine months of 2012, compared with $4 thousand in the same period of the previous year.

Research and Development (“R&D”) Expenses

R&D expenses totaled $913 thousand in the nine months ended September 30, 2012, representing a decrease of $81 thousand, or 8%, to the expense of $994 thousand recorded during the same period of last year.

The decrease in R&D expenses is primarily related to the cancellation of an invoice that had been received and recorded from a supplier in 2011, largely off-set by costs associated with pilot clinical studies for two of our projects that were completed in the second quarter of 2012.

Included within R&D expenses for the first nine months of 2012 are R&D Salaries of $469 thousand, of which approximately $11 thousand represents non-cash compensation. This compares to R&D salaries of $443 thousand in the first nine months of 2011, of which approximately $12 thousand represented non-cash compensation. The increase in R&D salaries relates to staff salary increases effective from January 2012.

In the nine months ended September 30, 2012 we recorded estimated Research and Development Tax Credits and refunds of $75 thousand, compared with $123 that was recorded in the same period of the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased from $416 thousand in the first nine months of 2011 to $461 thousand in the first nine months of 2012, representing an increase of $45 thousand, or 11%. The increase is attributable to the appointment of a new member of our Board of Directors in May 2011 resulting in 9 months of expense in 2012 versus 4 months in 2011, stock compensation expense related to options granted to members of our Board, and annual staff salary increases effective from January 2012.

Included in management salaries are approximately $9 thousand (2011: $8 thousand) in non-cash compensation from options granted to management employees in 2010 and 2011, and $20 thousand (2011: $7 thousand) in non-cash compensation from options granted to non-employee directors in 2010 and 2011.

General and administrative expenses, at $256 thousand for the first nine months of 2012, remained at a similar level to the $249 thousand expensed in the first nine months of 2011.

Professional Fees

Professional fees for the nine months ended September 30, 2012 totaled $403 thousand and represent a decrease of $33 thousand, or 8%, compared to the amount of $436 thousand recorded during the same period of 2011.

Included within professional fees is a non-cash expense of $1 thousand (2011: $11 thousand) for options granted to investor relation firms for investor relation services and a non-cash expense of $1 thousand (2011: $Nil) for options granted to a consultant.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $43 thousand for the nine months ended September 30, 2012, compared with $37 thousand for the nine months ended September 30, 2011.

We expensed approximately $22 thousand in the first nine months of 2012 for options granted to our employees in 2010, 2011 and 2012 under the 2006 Stock Option Plan, and approximately $20 thousand for options granted to non-employee directors in 2010 and 2011, compared with $19 thousand and $7 thousand respectively that was expensed in the same period of the previous year.

We also expensed $1 thousand in the first nine months of 2012 for options granted to investor relation firms for investor relation services, compared with $11 thousand that was expensed in the same period of 2011 and we expensed $1 thousand (2011: $Nil) for options granted to a consultant.

There remains approximately $63 thousand in stock based compensation to be expensed in 2012 through 2014 all of which relates to the issuance of options to employees and directors of the Company during 2010, 2011 and 2012 and to the issuance of options to a consultant in 2012. We anticipate the issuance of additional options in the future, which will continue to result in stock-based compensation expense.

Foreign Exchange

A foreign exchange loss of approximately $53 thousand was recorded in the nine months ended September 30, 2012 compared with a foreign exchange gain of $113 thousand in the same period of the previous year. The foreign exchange gains and losses relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Key items from the Balance Sheet.

				Percentage
	September	December	Increase/	Increase/
In U.S.$ thousands	30, 2012	31, 2011	(Decrease)	(Decrease)
Current Assets	$3,247	$4,296	$(1,049)	(24%	)
Property and Equipment	380	149	231	155%
Intangible Assets	125	125	0	0%
Current Liabilities	560	666	(106)	(16%	)
Deferred License Revenue	692	-	692	N/A
Capital Stock	0	0	0	0%
Additional Paid-in-Capital	16,298	15,918	380	2%

Current Assets

Current assets totaled $3,247 thousand at September 30, 2012 compared with $4,296 thousand at December 31, 2011. The decrease of $1,049 thousand is attributable to a decrease in cash of approximately $737 thousand, a decrease in accounts receivable of approximately $118 thousand, a decrease in investment tax credits receivable of approximately $110 thousand and a decrease in loan receivable of approximately $85 thousand, partly offset by an increase in prepaid expenses of approximately $1 thousand.

Prepaid Expenses

As of September 30, 2012, prepaid expenses totaled $69 thousand as compared with $68 thousand at December 31, 2011.

Liquidity and Capital Resources

As at September 30, 2012 we had a cash balance of $2,768 thousand, representing a decrease of $737 thousand compared with the balance of $3,505 thousand as at December 31, 2011.

In February 2012 we received a $1.0 million upfront payment under an exclusive agreement with Edgemont Pharmaceuticals for the commercialization of our lead product, Forfivo XL™, in the United States. The upfront payment has been recorded as deferred license revenue and, following the commercial launch Forfivo XL™ in early October 2012, will be recognized as revenue on a straight-line basis until December 2015 with effect from the fourth quarter of 2012.

During the nine month period ended September 30, 2012 a total of 1,424,981 warrants and agents’ warrants were exercised for 945,393 common shares for cash consideration of $337 thousand.

Also during the nine month period ended September 30, 2012 we invested approximately $248 thousand in fixed assets, of which approximately $207 thousand is equipment for our VersaFilm technology.

As at September 30, 2012 we had accumulated a deficit of $14,125 thousand compared with an accumulated deficit of $12,213 thousand as at December 31, 2011. Total assets amounted to $3,752 thousand and shareholders’ equity totaled $2,500 thousand as at September 30, 2012, compared with total assets and shareholders’ equity of $4,570 thousand and $3,904 thousand respectively, as at December 31, 2011.

Accounts receivable totaled $145 thousand as at September 30, 2012 and includes approximately $117 thousand of taxes that are expected to be refunded in the first quarter of 2013. The accounts receivable balance of $263 thousand as at December 31, 2011 was received by us within the first half of 2012.

An interest-bearing short-term loan of $85 thousand that was provided to an employee, who is also an officer of the Company, on November 9, 2011, was repaid on February 28, 2012.

As at September 30, 2012, we had R&D investment tax credits receivable of approximately $265 thousand compared with $375 thousand as at December 31, 2011. Of the balance outstanding as at September 30, 2012, we expect to receive approximately $188 thousand during the fourth quarter of 2012, and the balance during the fourth quarter of 2013.

Accounts payable and accrued liabilities as at September 30, 2012 amounted to $252 thousand (December 31, 2011: $666 thousand), of which approximately $91 thousand relates to research and development activities, approximately $10 thousand relates to professional fees, and approximately $143 thousand relates to accrued payroll liabilities.

Property and Equipment

As at September 30, 2012, the net book value of property and equipment amounted to $380 thousand, compared with $149 thousand at December 31, 2011. In the nine months ended September 30, 2012 additions to assets totaled $248 thousand and comprised $246 thousand for manufacturing and laboratory equipment, $1 thousand for office furniture and $1 thousand for computer equipment. Total depreciation in the nine months ended September 30, 2012 amounted to $27 thousand and a foreign exchange gain of $10 thousand was recorded.

Intangible Assets

As at September 30, 2012 the net book value of intangible assets amounted to $125 thousand, compared with $125 thousand at December 31, 2011. Amortization of this asset on a straight-line basis will commence in the fourth quarter of 2012 following the commercial launch of Forfivo XL™ and will continue until December 2015, which is the estimated minimum time period that the product could retain market exclusivity.

Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property and proprietary technology for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Capital Stock

As at September 30, 2012 capital stock amounted to $498 compared with $489 at December 31, 2011. The increase reflects the issuance of 945,393 shares related to the exercise of warrants issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in additional paid-in-capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $16,298 thousand at September 30, 2012, compared with $15,918 thousand at December 31, 2011. Approximately $233 thousand of the increase relates to warrants, and approximately $104 thousand relates to Agents’ warrants, exercised in the nine month period ended September 30, 2012. An additional $43 thousand relates to stock based compensation, of which approximately $1 thousand is attributable to the amortization of stock options granted to our investor relations consultants, approximately $1 thousand is attributable to the amortization of stock options granted to a consultant, and approximately $41 thousand is attributable to the amortization of stock options granted to employees and directors.

Key items from the Statement of Cash Flows

				Percentage
	September	September	Increase/	Increase/
In U.S.$ thousands	30, 2012	30, 2011	(Decrease)	(Decrease)
Operating Activities	$(944)	$(1,547)	$603	39%
Financing Activities	337	3,843	(3,506)	(91%	)
Investing Activities	(248)	(7)	(241)	(3,443%	)
Cash - end of period	2,768	3,320	(552)	(17%	)

Statement of cash flows

Net cash used by operating activities was $944 thousand in the nine months ended September 30, 2012, compared with net cash used of $1,547 thousand for the nine months ended September 30, 2011. In the first three quarters of 2012, net cash used by operating activities consisted of an operating loss of $1,842 thousand net of non-cash related expenses of approximately $70 thousand, and an increase in non-cash operating elements of working capital of $898 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $337 thousand in the first nine months of 2012, compared with $3,843 thousand provided in the same period of the previous year. The net cash provided in the first half of 2012 resulted from the exercise of warrants and agents’ warrants, whereas in the first half of 2011 net proceeds of $2,861 thousand resulted from Canadian and US private placements, $762 thousand related to the exercise of warrants, $117 thousand resulted from the exercise of agents’ warrants, and $103 thousand related to the exercise of options.

Net cash used in investing activities amounted to $248 thousand in the nine months ended September 30, 2012 compared with $7 thousand in the nine months ended September 30, 2011. Included within the use of funds in the first half of 2012 is an investment of approximately $207 thousand in equipment for our VersaFilm technology.

The balance of cash as at September 30, 2012 amounted to $2,768 thousand, compared with $3,320 thousand at September 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 12, 2012	By: /s/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and Director

Date: November 12, 2012	By: /s/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer