Form 10-K
period 2012-12-31
IntelGenx Technologies Corp.
filed 2013-03-18
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes [   ]     No [X]

As of June 30, 2012, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $25,804,095 based on the closing price of the registrant’s common shares of U.S. $0.52, as reported on the OTCQX on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2013
Common Stock, $.00001 par value	50,302,922 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CAD$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2012 closing rate reported by the Bank of Canada, being U.S. $1.00 = CAD$0.9949.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our current products under development focus on controlled release delivery systems. Controlled release delivery systems play an important role in the development of orally administered drug delivery systems. Controlled release technology provides patients with the required amount of medication over a pre-determined, prolonged period of time. Because of the reduced fluctuation of the active drug in the blood and the avoidance of plasma spikes, controlled release products are deemed safer and more tolerable than conventional dosage forms, and have shown better patient compliance.

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

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) VersaTab™, a Multilayer Tablet technology (2) VersaFilm™, an Oral Film technology, and (3) AdVersa™, a Mucoadhesive Tablet technology. Our Multilayer Tablet platform technology allows for the development of oral controlled-release products. It is designed to be versatile and to reduce manufacturing costs as compared to competing oral extended-release delivery technologies. The Oral Film technology allows for the instant delivery of pharmaceuticals to the oral cavity, while the Mucoadhesive Tablet allows for the controlled release of active substances to the oral mucosa.

The Multilayer Tablet platform technology represents a new generation of controlled release layered tablets designed to modulate the release of active compounds. The technology is based on a multilayer tablet with an active core layer and erodible cover layers. The release of the active drug from the core matrix initially occurs in a first-order fashion. As the cover layers start to erode, their permeability for the active ingredient through the cover layers increases. Thus, the Multilayer Tablet can produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period of time. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multilayer technology offers the opportunity to develop combination products in a regulatory-compliant format. Combination products are made up of two or more active ingredients that are combined into a single dosage form.

The Oral Film technology consists of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia (USP) components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm™ technology is designed to provide a rapid response compared to existing conventional tablets. The VersaFilm™ technology is intended for indications requiring rapid onset of action, such as migraine, motion sickness, erectile dysfunction, and nausea.

The Mucoadhesive Tablet is a drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect, whereby the liver metabolizes the active ingredient and greatly reduces the level of drug in the systemic circulation, (ii) it leads to a higher absorption rate in the oral cavity as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. The Mucoadhesive Tablet technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” drugs are essentially copies of drugs that have already received FDA approval). Of the eleven projects currently in our product portfolio, four utilize our VersaTab™ technology, six utilize our VersaFilm™ technology, and one utilizes our AdVersa™ technology.

INT0001/2004. This is the most advanced generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. Pivotal development activities are ongoing.

INT0004/2006. The development of a new, higher strength of the antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL®, has been completed. In November 2011 the FDA approved the drug for patients with Major Depressive Disorder and, in February 2012, we entered into an agreement with Edgemont Pharmaceuticals LLC (“Edgemont”) for commercialization of the product in the United States. Under the terms of the agreement, Edgemont has obtained certain exclusive rights to market and sell the product in the U.S. In exchange IntelGenx received a $1.0 million upfront payment and will receive launch related milestones totaling up to $4.0 million. In addition, IntelGenx will be eligible for additional milestones upon achieving certain sales and exclusivity targets of up to a further $23.5 million. IntelGenx will also receive tiered double-digit royalties on the net sales of the product. The agreement has no expiry date but may be terminated in the event of, without limitation (i) failure by either us or Edgemont to perform our respective obligations under the agreement; (ii) if either party files a petition for bankruptcy or insolvency or otherwise winds up, liquidates or dissolves its business, or (iii) otherwise by mutual consent of the parties. The agreement also contains customary confidentiality, indemnification and intellectual property protection provisions.

The product was launched in the U.S. in October 2012 under the brand name Forfivo XL™. As of December 31, 2012 we have received an upfront payment of $1 million and we have invoiced a $1 million milestone payment related to the launch. We expect to commence receiving royalty payments in the first quarter of 2013.

INT0006/2005. On December 10, 2007, we entered into a license and development agreement with Azur Pharma (now part of Jazz Pharmaceuticals plc) for the development and manufacture of a prenatal vitamin supplement using product specific intellectual property that we developed. The product was launched in the United States during the fourth quarter of 2008 under the brand name Gesticare®. As of December 31, 2011, we had received a total of approximately $2 million in upfront, milestone and development fees and royalties. Sales of the product were discontinued in the third quarter of 2011.

INT0007/2006. An oral Tadalafil film product based on our proprietary edible film technology is currently in the optimization stage. The product is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the third quarter of 2010 indicate that the product is bioequivalent with the brand product, Cialis®. A second clinical trial comparing an alternative formulation with the reference listed drug (RLD) was completed in the first quarter of 2013. The results of this study suggest the potential for a faster acting Tadalafil using our VersaFilm™ product.

INT0008/2007. We are currently preparing a 505(b)(2) new drug application (“NDA”) for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. The thin-film formulation of Rizatriptan has been developed in accordance with the co-development and commercialization agreement with RedHill Biopharma Ltd. using IntelGenx' proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency. In November 2012 we had a successful pre-New Drug Application meeting with the FDA which confirmed the adequacy of the clinical, non-clinical and CMC data for our proposed 505(b)(2) NDA submission with the FDA that we intend to file in the first quarter of 2013.

INT0020/2010. An oral Eszopiclone film product based on our proprietary edible film technology is currently in the formulation optimization stage. The product is intended for the treatment of insomnia.

INT0024/2010. An oral tablet product based on our proprietary multilayer tablet technology is currently in the development stage. An interaction study was conducted in the third quarter of 2012 and yielded positive results. The product is intended for the treatment of idiopathic pulmonary fibrosis.

INT0027/2011. An oral controlled-release film product based on our proprietary edible film technology is currently in the development stage.

INT0028/2011. We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal mucoadhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. A clinical biostudy undertaken in 2009 on the mucoadhesive tablet developed by us and based on our proprietary AdVersa™ technology indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to US Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project.

INT0030/2011. An oral film product based on our proprietary edible film technology is currently in the development stage. The product is intended for the animal health market. An initial acceptability study of the placebo in dogs indicated that the product is well accepted and a larger study is in preparation.

INT0031/2012. An oral controlled-release film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of benign prostatic hyperplasia

The current development status of each of our products as of the date of this report is summarized in the following table:

Product	Application	Status of Development
INT0001/2004	CHF (Coronary Heart Failure), Hypertension	Pivotal batches in preparation.
INT0004/2006	Antidepressant	FDA approved November 2011 and launched in USA as Forfivo XL™ in October, 2012.
INT0006/2005	Prenatal vitamin supplement	Product launched in USA Q4, 2008. Discontinued end Q3, 2011.
INT0007/2006	Erectile Dysfunction	Pilot biostudy completed indicating bioequivalence with brand product. Pilot phase 1 study against the Reference Listed Drug (“RLD”) suggests faster rate of absorption.
INT0008/2007	Migraine	Pivotal biostudy completed indicating bioequivalence with RLD. Pivotal manufacturing activities completed. FDA submission scheduled for late Q1, 2013
INT0020/2010	Insomnia	Formulation improvements ongoing.
INT0024/2010	Idiopathic pulmonary fibrosis	Interaction study completed. Formulation optimization in preparation.
INT0027/2011	Undisclosed	Formulation development ongoing.
INT0028/2011	Cancer pain	Formulation development ongoing.
INT0030/2011	Animal health	Acceptability study in preparation.
INT0031/2012	Benign prostatic hyperplasia	Formulation development ongoing.

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing market leading pharmaceutical products, (2) developing generic drugs with high barriers to entry, (3) developing products for the (non-pharmaceutical) nutritional supplement market, and (4) developing new drug delivery technologies.

Lifecycle Management Opportunities

We are seeking to position our delivery technologies as an opportunity for lifecycle management of products for which patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act. Such applications, known as a “505(b)(2) NDA”, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication. A 505(b)(2) NDA may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. The first formulation for a respective active ingredient filed with the FDA under a 505(b)(2) application may qualify for up to three years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe “505(b)(2) products” represent a viable business opportunity for us.

Generic Drugs with High Barriers to Entry

We plan to pursue the development of generic drugs that have certain barriers to entry, e.g., where product development and manufacturing is complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects only if the number of potential competitors is deemed relatively insignificant.

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

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™, and our AdVersa™ mucosal adhesive tablet, are two examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Monosol Rx, Labtec GmbH, BioDelivery Sciences International, Inc. and Skye Pharma PLC, have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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

Manufacturing Partnership

We currently manufacture products only for testing purposes in our own laboratories, and we do not manufacture products for pivotal clinical trials or for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we plan to establish a pilot plant for the manufacture of larger scale test batches of products developed using our VersaFilm™ drug delivery technology. VersaFilm™ is IntelGenx' immediate release polymeric film technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. VersaFilm™ provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. We expect to establish our pilot plant by December 31, 2013.

We formed a strategic alliance with LTS Lohmann Therapie-Systeme AG ("LTS") for the manufacturing of certain products developed by us using our VersaFilm™ technology. LTS is regarded as a pioneer in the development and production of transdermal and film form oral systems and has become one of the world's leading suppliers for the international pharmaceutical industry.

We formed a strategic manufacturing partnership with, and took an ownership position in, Pillar5 Pharma Inc. (“Pillar5”). We have undertaken to use our best efforts to ensure that distributors of our oral solid dose pharmaceutical products that are developed for commercial production, be directed to Pillar5 for the purpose of negotiating a manufacturing agreement requiring Pillar5 to manufacture such products. As consideration for this undertaking, Pillar5 issued to us common shares representing 10% of the issued and outstanding shares of Pillar5. This manufacturing partnership secures the production of clinical test batches and commercial products for our VersaTab™ and AdVersa™ tablet products.

We are not currently a manufacturer and we do not usually purchase large quantities of raw materials. Our manufacturing partners, however, may purchase significant quantities of raw materials, some of which may have long lead times. If raw materials cannot be supplied to our manufacturing partners in a timely and cost effective manner, our manufacturing partners may experience delays in production that may lead to reduced supplies of commercial products being available for sale or distribution. Such shortages could have a detrimental effect on sales of the products and a corresponding reduction on our royalty revenues earned.

Dependence on Major Customers

We do not rely on any one or a few major customers for our end products. However, we depend upon a limited number of partners to develop our products, to provide funding for the development of our products, to assist in obtaining regulatory approvals that are required in order to commercialize these products, and to market and sell our products.

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2012 increased to $1,723 thousand as compared to $1,336 thousand for the year ended December 31, 2011. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $14,463 thousand since our inception in 2003 through December 31, 2012. To date, these losses have been financed principally through sales of equity securities, long-term debt and debt from related parties. Our revenues for the past five years ended December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008 were $1,208 thousand, $440 thousand, $1,337 thousand, $1,279 thousand and $977 thousand respectively. Our revenues in 2012 consisted primarily of milestone payments and the amortization of deferred revenue related to the commercialization of Forfivo XL™, our first FDA-approved product, which was commercialized in October 2012. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We will need to expend significant capital in order to continue with our research and development by hiring additional research staff and acquiring additional equipment. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we may be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock and our shareholders may suffer significant dilution.

The loss of the services of key personnel would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and senior management staff. The loss of the services of existing personnel would be detrimental to our research and development programs and to our overall business.

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
  Our partners may have difficulty obtaining the raw materials to manufacture our products in a timely and cost effective manner or experience delays in production, which could affect the sales of our products and our royalty revenues earned;

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

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Monosol Rx, Labtec GmbH, BioDelivery Sciences International, Inc. and Skye Pharma PLC. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

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

The commercial success of any of our products that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payers as clinically useful, cost-effective and safe. To date, only two products based upon our technologies have been marketed in the United States, which limits our ability to provide guidance or assurance as to market acceptance.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own four U.S. patents and have applied for six U.S. patents, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Directors and Officers hold 23.1% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement. As a result, such shareholders, acting together, may have the ability to control matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

Our common stock was quoted on the OTC Bulletin Board under the symbol “IGXT” from January 2007 until June 2012 and, subsequent to our upgrade in June 2012, has been quoted on the OTCQX. Our common stock has also been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy 3,500 square feet of leased space at a rate of CAD$8.88/square foot in an industrial zone at 6425 Abrams, Ville St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. We extended the term of the lease agreement to, most recently, the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6410-6420 Abrams. Commencing in June 2013, we plan to occupy approximately 28,600 square feet of leased space at a rate of CAD$11.46/square foot for the first five years of a ten year renewable lease agreement, and at a rate of CAD$12.46/square foot thereafter. We plan to utilize approximately 16,000 square feet of the new facility to establish pilot plant manufacturing capabilities for our thin film VersaFilm™ products, approximately 7,000 square feet for our R&D activities, and approximately 5,000 square feet for administration.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTC Bulletin Board under the symbol “IGXT” from January 2007 until June 2012 and, subsequent to our upgrade in June 2012, has been quoted on the OTCQX. Our common stock has also been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008. The table below sets forth the high and low bid prices of our common stock as reported by the OTC Bulletin Board/OTCQX and the TSX for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	OTCQX/OTCBB		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CAD$)	(CAD$)
2012
Fourth Quarter	$0.725	$0.560	$0.750	$0.540
Third Quarter	$0.674	$0.460	$0.700	$0.540
Second Quarter	$0.580	$0.445	$0.590	$0.450
First Quarter	$0.740	$0.450	$0.750	$0.460

2011
Fourth Quarter	$0.720	$0.410	$0.700	$0.405
Third Quarter	$0.985	$0.580	$0.950	$0.590
Second Quarter	$0.840	$0.550	$0.820	$0.500
First Quarter	$0.690	$0.350	$0.670	$0.370

Number of Shareholders

On March 15, 2013 there were approximately 65 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2012, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2012, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of the financial statements that enables investors to better understand our business, to enhance our overall financial disclosure, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto.

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

We plan to hire new personnel in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish pilot plant VersaFilm™ manufacturing, and increase our research and development activities.

Key Developments

We achieved a number of milestones in our strategic development throughout 2012, and subsequent to December 31, 2012, most notably the following:

Forfivo XL™

Forfivo XL™, our first FDA approved product, was launched in October 2012 and is being marketed in the United States under the terms of a license agreement between IntelGenx and Edgemont Pharmaceuticals. Forfivo XL™ is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL™ is bupropion, the same active ingredient used in the well-known antidepressant product: Wellbutrin XL®. Prior to the launch of Forfivo XL™, most patients in the US requiring a 450mg dose of bupropion have been taking multiple tablets to achieve their 450mg dose requirement. With Forfivo XL™ now available in the US, these patients can simplify their dosing regimen to a single Forfivo XL tablet, once-daily.

The commercialization of Forfivo XL™ triggers launch-related milestone payments for IntelGenx of up to $4.0 million, of which $1 million was invoiced by us in the fourth quarter of 2012, and additional milestones upon achieving certain sales and exclusivity targets of up to a further $23.5 million. IntelGenx will also receive tiered double-digit royalties on net sales of Forfivo XL™.

Anti-migraine Film

On May 29, 2012 we announced the successful completion of a pivotal bioequivalence study for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. The trial was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study was designed to determine whether the product is safe and bioequivalent to Maxalt-MLT® as measured by industry standard pharmacokinetic measures, peak plasma concentration (Cmax) and area under the curve (AUC).

On November 8, 2012 we announced the conclusion of a pre-New Drug Application ("NDA") meeting with the FDA related to our oral thin-film formulation of Rizatriptan. The purpose of the meeting was to confirm the adequacy of the clinical, non-clinical and CMC data for our proposed 505(b)(2) NDA submission, which we intend to file in the first quarter of 2013, as previously announced.

Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co (“Merck”) and, according to Merck's 2011 annual report, sales of Maxalt® grew 16% to $639 million in the year. The thin-film formulation of Rizatriptan has been developed using IntelGenx' proprietary immediate release "VersaFilm™" drug delivery technology.

OTCQX Listing

On June 14, 2012 we announced that our common stock was upgraded from the OTC Bulletin Board and began trading on the prestigious OTCQX trading platform. The OTCQX is the highest tier of the OTC market and is exclusively for companies that meet the highest financial standards and undergo a qualitative review. We continue to trade under the symbol IGXT in the U.S. and our common shares also continue to trade on the TSX Venture Exchange under the symbol IGX.

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations – Year ended December 31, 2012 compared to the Year ended December 31, 2011.

				Percentage
In U.S.$ thousands	2012	2011	Increase/	Increase/
			(Decrease)	(Decrease)
Revenue	$1,198	$433	$765	177%
Other Income	10	7	3	43%
Research and Development Expenses	1,935	1,524	411	27%
Research and Development Tax Credit	(212)	(188)	24	13%
Management Salaries	716	586	130	22%
General and Administrative Expenses	347	333	14	4%
Professional Fees	582	594	(12)	(2%	)
Depreciation	46	37	9	24%
Foreign Exchange Loss	41	3	38	1,267%
Interest and Financing Fees	3	3	0	0%
Net Loss	(2,250)	(2,452)	(202)	(8%	)

Revenue and Other Income

Total revenue and other income increased by $768 thousand, or 175%, from $440 thousand in the year ended December 31, 2011 to $1,208 thousand in the year ended December 31, 2012.

Forfivo XL™, our first FDA approved product, was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Forfivo XL™ is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. Under the terms of the agreement with Edgemont, the commercial launch of Forfivo XL™ triggered a milestone payment of $1 million, which we invoiced to Edgemont and recognized as revenue in the fourth quarter of 2012. We expect to start receiving royalty payments from commercial sales of the product in the first quarter of 2013.

Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue will be amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, we recognized $77 thousand in income during the fourth quarter of 2012.

Also included in revenue for the year ended December 31, 2012 is the receipt of a $100 thousand development milestone in respect of our Rizatriptan VersaFilm™ project and was related to the successful completion of the pivotal bioequivalence study. Revenue earned from our pharmaceutical partners for development milestones achieved, including non-refundable upfront license fees, were $359 thousand in the year ended December 31, 2011. The decrease is attributable to the timing related to the achievement of development milestones. We are currently negotiating with a number of potential partners related to new development projects for various drug candidates and, whilst the timing of such events is difficult to predict, we are optimistic of securing contracts in the near future.

Sales of our first commercialized product, a pre-natal multivitamin supplement, marketed in the USA as Gesticare®, were discontinued in the third quarter of 2011. We received final royalties from the sale of the product in the fourth quarter of 2011 from Azur Pharma, now part of Jazz Pharmaceuticals plc. In the year ended December 31, 2011 royalty revenues earned from Gesticare® were approximately $74 thousand.

Interest and other income of $10 thousand was recorded in the year ended December 31, 2012, compared with $7 thousand in the previous year. Interest and other income relates primarily to interest earned on deposits at banks.

Research and Development (“R&D”) Expenses

R&D expenses totaled $1,935 thousand in the year ended December 31, 2012 compared with $1,524 thousand the previous year, representing an increase of $411 thousand, or 27%.

The increase in R&D expenses is primarily attributable to approximately $289 thousand of costs incurred for the technical transfer of activities in preparation for manufacturing of Forfivo XL™ to our Contract Manufacturing Organization, Pillar5 Pharma, together with the Product Fee for Forfivo XL™ of $100 thousand payable to the FDA.

Included within R&D expenses for 2011 are R&D Salaries of $659 thousand, of which approximately $16 thousand represents non-cash compensation. This compares to R&D salaries of $739 thousand in 2011, of which approximately $18 thousand represented non-cash compensation. The decrease in R&D Salaries is attributable to vacancies in both the first and fourth quarters of 2012, paternity leave in the second and third quarters of 2012, and the foreign exchange impact arising from the translation of our operating currency into our reporting currency.

In the year ended December 31, 2012 we recorded estimated Research and Development Tax Credits and refunds of $212 thousand, compared with $188 that was recorded in the previous year.

Management Salaries and General and Administrative (“G&A”) Expenses

Management salaries increased from $586 thousand in fiscal 2011 to $716 thousand in fiscal 2012, representing an increase of $130 thousand, or 22%. The increase is primarily attributable to approximately $80 thousand in costs related to the appointment of our business development director and an increase of approximately $28 thousand in directors’ fees.

Included in management salaries for fiscal 2012 are approximately $12 thousand (2011: $10 thousand) in non-cash compensation from options granted to management employees in 2010, 2011 and 2012, and $23 thousand (2011: $10 thousand) in non-cash compensation from options granted to non-employee directors in 2010 and 2011.

General and administrative expenses increased marginally from $333 thousand in the year ended December 31, 2011 to $347 thousand in the year ended December 31, 2012.

Professional Fees

Professional fees for the year ended December 31, 2012 decreased slightly to $582 thousand from $594 thousand in the year ended December 31, 2011.

Included within professional fees are shareholder / investor relations expenses of approximately $143 thousand (2011: $179 thousand) of which approximately $1 thousand (2011: $13 thousand) is a non-cash expense for options granted to an investor relation firm for investor relation services.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $59 thousand for the year ended December 31, 2012, compared to $51 thousand for the year ended December 31, 2011.

We expensed approximately $28 thousand in 2012 for options granted to our employees in 2010, 2011 and 2012 under the 2006 Stock Option Plan, and approximately $23 thousand for options granted to non-employee directors in 2010 and 2011, compared with $28 thousand and $10 respectively that was expensed in the previous year.

We also expensed $1 thousand in 2012 for options granted to investor relation firms for investor relation services, compared to $13 thousand that was expensed in 2011 and we expensed $7 thousand for options granted to consultants (2011: $Nil).

There remains approximately $72 thousand in stock based compensation to be expensed in fiscal 2013 and 2014, of which $55 thousand relates to the issuance of options to our employees and directors during 2011 and 2012 and $17 thousand relates to the issuance of options to consultants during 2012. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Depreciation

The depreciation expense for the year ended December 31, 2012 totaled $46 thousand, compared with $37 thousand for the year ended December 31, 2011. The increase primarily relates to the amortization of addition research and development equipment that was purchased during 2012.

Foreign Exchange

A foreign exchange loss of approximately $41 thousand was recorded in the year ended December 31, 2012 compared with a foreign exchange loss of $3 thousand in the previous year. The foreign exchange losses relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Net Loss

The net loss for the year ended December 31, 2012 was $2,250 thousand and represents an improvement of $202 thousand compared to the net loss of $2,452 thousand for the previous year. The main items resulting in the decrease in net loss are summarized as follows:

a)	An increase of $765 thousand in revenue, primarily related to the commercialization of Forfivo XL™
b)	An increase in net R&D expenses of approximately $387 thousand, primarily related the timing of research and development project milestones
c)	An increase in management salaries of approximately $130 thousand, primarily related to the appointment of our business development director and an increase in directors’ fees
d)	An increase in foreign exchange loss of $38 thousand

Key Items from the Balance Sheet

				Percentage
In U.S.$ thousands	2012	2011	Increase/	Increase/
			(Decrease)	(Decrease)
Current Assets	$3,656	$4,296	$(640)	(15%	)
Leasehold Improvements and Equipment	387	149	238	160%
Intangible Assets	116	125	(9)	(7%	)
Current Liabilities	1,366	666	700	105%
Deferred License Revenue	615	-	615	N/A
Capital Stock	0	0	0	0%
Additional Paid-in-Capital	16,342	15,918	424	3%

Current Assets

Current assets totaled $3,656 thousand at December 31, 2012 compared with $4,296 thousand at December 31, 2011. The decrease of $640 thousand is attributable to a decrease in cash of $1,446 thousand, a decrease in loan receivable of $85 thousand, and a decrease in investment tax credits receivable of $162 thousand, partly offset by an increase in accounts receivable of $1,019 thousand and an increase in prepaid expenses of $34 thousand.

Cash and cash equivalents totaled $2,059 thousand as at December 31, 2012 representing a decrease of $1,446 thousand compared to the balance of $3,505 thousand as at December 31, 2011. The decrease in cash on hand relates to net cash used in operating activities of $1,638 thousand, together with net cash used in investing activities of $270 thousand, partly offset with net cash provided by financing activities of $365 thousand and an unrealized foreign exchange gain of $97 thousand.

Accounts receivable totaled $1,282 thousand (2011: $263 thousand) as at December 31, 2012, of which approximately $146 thousand is a sales tax refund that we expect to receive in the first half of 2013. Included within the accounts receivable balance as at December 31, 2012 is a $1 million milestone that was invoiced to Edgemont Pharmaceuticals in the fourth quarter of 2012 under the terms of our licensing partnership for the launch of Forfivo XL™. Subsequent to the end of the fiscal year, we received payment against this invoice in February 2013.

As of December 31, 2012, prepaid expenses totaled $102 thousand compared with $68 thousand as of December 31, 2011. The increase in prepaid expenses relates to invoices paid prior to December 31, 2012 that are associated with items to be expensed in fiscal 2013, which include the annual fee for our listing on the U.S. stock exchange, European patent expenses, a deposit paid for attendance at a trade exhibition, and audit fees.

An interest-bearing short term loan of $85 thousand was provided to an employee, who is also an officer of the Company, on November 9, 2011. The loan was repaid on February 28, 2012.

In addition, we had R&D investment tax credits receivable of approximately $213 thousand as at December 31, 2012 compared with $375 thousand as at December 31, 2011. The amount receivable as at December 31, 2012 relates to credits accrued throughout fiscal 2012. We expect to receive reimbursement in the fourth quarter of 2013. The balance that was outstanding as at December 31, 2011 related to credits accrued throughout fiscal 2010 and fiscal 2011 of which $193 thousand was received in January 2012 and the balance of $182 thousand was received in November 2012.

Leasehold Improvements and Equipment

As at December 31, 2012, the net book value of property and equipment amounted to $387 thousand, compared to $149 thousand at December 31, 2011. In the year ended December 31, 2012 additions to assets totaled $270 thousand and comprised $224 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $44 thousand for laboratory equipment, $1 thousand for furniture and $1 thousand for computer equipment. Depreciation on Leasehold Improvements and equipment in the year ended December 31, 2012 amounted to $37 thousand and a foreign exchange gain of $5 thousand was recorded.

Intangible Assets

As at December 31, 2012 NDA acquisition costs of $116 thousand (December 31, 2011 - $125 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL™. The asset will be amortized over its expected useful life and amortization commenced upon commercial launch of Forfivo XL™ in the fourth quarter of 2012.

Current Liabilities

Current liabilities totaled $1,366 thousand as at December 31, 2012 (December 31, 2011 - $666 thousand) and consisted of accounts payable and accrued liabilities of $1,058 thousand (December 31, 2011 - $666 thousand) as detailed above, and the current portion of deferred license revenue of $308 thousand (December 31, 2011 - $Nil).

Accounts payable and accrued liabilities as at December 31, 2012 amounted to $1,058 thousand (December 31, 2011 - $666 thousand), of which approximately $795 thousand relates to research and development activities, approximately $70 thousand relates to professional fees, and approximately $165 thousand relates to accrued payroll liabilities. The increase in accounts payable and accrued liabilities as at December 31, 2012, compared with December 31, 2011, primarily relates to an invoice received for the technical transfer of manufacturing activities of Forfivo XL™ to our Contract Manufacturing Organization, Pillar5 Pharma, together with an invoice received from FDA related to Forfivo XL™.

Deferred License Revenue

Pursuant to the execution of a licensing agreement for Forfivo XL™, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue will be amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, we have a deferred revenue balance of $923 thousand at December 31, 2012 that has not been recognized as revenue, with $615 thousand recognized as the non-current portion and $308 thousand recognized in current assets as the current portion.

Shareholders’ Equity

As at December 31, 2012 we had accumulated a deficit of $14,463 thousand compared with an accumulated deficit of $12,213 thousand as at December 31, 2011. Total assets amounted to $4,159 thousand and shareholders’ equity totaled $2,178 thousand as at December 31, 2012, compared with total assets and shareholders’ equity of $4,570 thousand and $3,904 thousand respectively, as at December 31, 2011.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, we are committed to the following contractual obligations and commitments:

In U.S.$ thousands	2013
	(Less than 1 Year)	1 Year or More
Operating Lease Obligations	$15	$0
Investor Relations	$5	$0
Total	$20	$0

Capital Stock

As at December 31, 2012 capital stock amounted to $499 compared to $489 at December 31, 2011. The increase reflects the issuance of 745,393 shares and 50,000 shares related to the exercise of warrants and stock options, respectively, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $16,342 thousand at December 31, 2012, as compared to $15,918 thousand at December 31, 2011. The increase relates in part to $59 thousand for stock based compensation of which $1 thousand is attributable to the amortization of stock options granted to our investor relations consultants, $7 thousand is attributable to the amortization of stock options granted to other consultants, and $51 thousand is attributable to the amortization of stock options granted to employees and directors. Additional paid-in capital increased further by $337 thousand for warrants exercised, and by $28 thousand for options exercised.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	2012	2011	Increase/	Increase/
			(Decrease)	(Decrease)
Operating Activities	$(1,638)	$(2,316)	$(678)	(29%	)
Financing Activities	365	4,780	(4,415)	(92%	)
Investing Activities	(270)	(159)	111	70%
Cash and cash equivalents – end of period	2,059	3,505	(1,446)	(41%	)

Statement of cash flows

Net cash used by operating activities was $1,638 thousand in the year ended December 31, 2012, compared to $2,316 thousand for the year ended December 31, 2011. In fiscal 2012, net cash used by operating activities consisted of an operating loss of $2,145 thousand (2011 - $2,311 thousand) and an increase in non-cash operating elements of working capital of $507 thousand compared with a decrease of $5 thousand in 2011.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $365 thousand in fiscal 2012, compared to $4,780 thousand provided in the previous year. The net cash provided in 2012 resulted from proceeds of $337 thousand from the exercise of warrants and a further $28 thousand from the exercise of options. Of the net cash provided by financing activities in the previous year, $3,230 thousand came from a private placement completed in the second quarter of 2011, less $369 thousand used to pay related transaction costs, plus proceeds of $1,600 thousand from the exercise of warrants and a further $319 thousand from the exercise of options.

Net cash used in investing activities amounted to $270 thousand in the year ended December 31, 2012 compared to $159 thousand in the year ended December 31, 201. The net cash used in investing activities in 2012 relates exclusively to the purchase of fixed assets and comprised $224 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $44 thousand for laboratory equipment, $1 thousand for furniture and $1 thousand for computer equipment. Included within the use of funds in 2011 are intangible assets of approximately $125 thousand related to the acquisition of 100% ownership of Forfivo XL™, our novel, high strength formulation of Bupropion HCl the active ingredient in Wellbutrin XL® indicated for the treatment of patients with Major Depressive Disorder.

The balance of cash and cash equivalents as at December 31, 2012 amounted to $2,059 thousand, compared to $3,505 thousand at December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as contemplated by SK 229 303 (A) (4) (ii).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2013 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2012 and 2011.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2012 and 2011.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2012 and 2011.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)

3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333- 135591) filed on August 28, 2006)

3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)

3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999

3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)

3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)

9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

10.1 +	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.2 +	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.3	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.5 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)

10.6 +	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)

10.7 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)

10.8	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)

10.9 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)

10.10	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.11	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.12	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.13	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.14	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.15	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.16	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.17	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)

10.18	Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)

10.19	Registration Rights Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)

10.20	Form of Warrant (incorporated by reference to the Form 8-K filed on June 3, 2011)

14	Code of Ethics (incorporated by reference to the Form S-1 filed on March 24, 2009)

21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

23.1*	Consent of Richter LLP

31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*

32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

*Filed herewith.

+ Indicates management contract or employee compensation plan

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 18, 2013, thereunto duly authorized.

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

Signature	Position	Date

By: /s/Horst G. Zerbe	President, Chief Executive Officer and Director	March 18, 2013
Horst G. Zerbe

By: /s/Paul A. Simmons	Chief Financial Officer	March 18, 2013
Paul A. Simmons

By:/s/ Bernard Boudreau	Director	March 18, 2013
J. Bernard Boudreau

By: /s/Ian Troup	Director	March 18, 2013
John (Ian) Troup

By:/s/Bernd Melchers	Director	March 18, 2013
Bernd J. Melchers

By:/s/John Marinucci	Director	March 18, 2013
John Marinucci

By:/s/Rajiv Khosla	Director	March 18, 2013
Rajiv Khosla

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Richter LLP (Signed)

Montréal, Québec
March 15, 2013

1 CPA auditor, CA, public accountancy permit No. A110982

514.934.3400 mtlinfo@richter.ca

Richter LLP 1981 McGill College Mtl (Qc) H3A 0G6 www.richter.ca	Member RSM International Montréal, Toronto

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2012 and 2011
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2012	2011

Assets

Current

Cash and cash equivalents	$2,059	$3,505
Accounts receivable	1,282	263
Prepaid expenses	102	68
Loan receivable	-	85
Investment tax credits receivable	213	375

	3,656	4,296

Leasehold Improvements and Equipment (note 5)	387	149

Intangible assets (note 6)	116	125

	$4,159	$4,570
Liabilities

Current
Accounts payable and accrued liabilities	1,058	666
Deferred license revenue (note 7)	308	-
	1,366	666

Deferred license revenue, non-current portion (note 7)	615	-

Total Liabilities	1,981	666

Commitments (note 8)

Shareholders' Equity

Capital Stock (note 8)	0	0

Additional Paid-in-Capital	16,342	15,918

Accumulated Deficit	(14,463)	(12,213)

Accumulated Other Comprehensive Income	299	199

	2,178	3,904

	$4,159	$4,570

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2011
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2010	39,581,271	$0	$11,087	$(9,761)	$150	$1,476
Foreign currency translation adjustment	-	-	-	-	49	49
Issue of common stock, net of transaction costs of $390 (note 9)	4,821,342	-	2,024	-	-	2,024
Warrants issued, net of transaction costs of $132 (note 10)	-	-	685	-	-	685
Agents’ warrants (note 10)	-	-	153	-	-	153
Warrants exercised (note 10)	3,418,009	-	1,458	-	-	1,458
Agents’ warrants exercised (note 10)	299,406	-	142	-	-	142
Options exercised (note 10)	775,000	-	318	-	-	318
Stock-based compensation (note 10)	-	-	51	-	-	51
Net loss for the period	-	-	-	(2,452)	-	(2,452)
Balance – December 31, 2011	48,895,028	$0	$15,918	$(12,213)	$199	$3,904

See accompanying notes

IntelGenxTechnologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2012
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2011	48,895,028	$0	$15,918	$(12,213)	$199	$3,904
Foreign currency translation adjustment	-	-	-	-	100	100
Warrants exercised (note 10)	726,080	-	233	-	-	233
Agents’ warrants exercised (note 10)	219,313	-	104	-	-	104
Options exercised (note 10)	50,000	-	28	-	-	28
Stock-based compensation (note 10)	-	-	59	-	-	59
Net loss for the period	-	-	-	(2,250)	-	(2,250)
Balance – December 31, 2012	49,890,421	$0	$16,342	$(14,463)	$299	$2,178

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2012 and 2011
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2012	2011
Revenue	$1,198	$433
Other Income	10	7
	1,208	440
Expenses
Research and development	1,935	1,524
Research and development tax credits	(212)	(188)
Management salaries	716	586
General and administrative	347	333
Professional fees	582	594
Depreciation	46	37
Foreign exchange loss	41	3
Interest and financing fees	3	3
	3,458	2,892
Loss Before Income Taxes	(2,250)	(2,452)
Income taxes (note 11)	-	-
Net Loss	(2,250)	(2,452)
Other Comprehensive Income
Foreign currency translation adjustment	100	49
Comprehensive Loss	$(2,150)	$(2,403)
Basic and Diluted Weighted Average Number of Shares Outstanding	49,637,908	43,736,003
Basic and Diluted Loss Per Common Share (note 14)	$(0.04)	$(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2012 and 2011
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2012	2011

Funds Provided (Used) -
Operating Activities
Net loss	$(2,250)	$(2,452)
Depreciation	46	37
Stock-based compensation	59	51
Accounts receivable write-off	-	53
	(2,145)	(2,311)
Changes in assets and liabilities
Accounts receivable	(1,019)	(38)
Prepaid and other assets	(34)	(21)
Other receivables	247	(263)
Accounts payable and other accrued liabilities	390	317
Deferred revenue	923	-
	507	(5)
	(1,638)	(2,316)

Financing Activities
Issuance of common stock and warrants		3,231
Proceeds from exercise of warrants, agents’ warrants and stock options	365	1,918
Transaction costs	-	(369)
	365	4,780

Investing Activities
Additions to leasehold improvements and equipment	(270)	(34)
Additions to intangible assets	-	(125)
	(270)	(159)
Increase (Decrease) in Cash and Cash Equivalents	(1,543)	2,305
Effect of Foreign Exchange on Cash and Cash Equivalents	97	56
Cash and Cash Equivalents
Beginning of Year	3,505	1,144
End of Year	$2,059	$3,505

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

1.	Basis of Presentation

IntelGenx Technologies Corp. (“IntelGenx” or the “Company”) prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

2.	Nature of Business

The Company specializes in the development of pharmaceutical products in co-operation with various pharmaceutical companies.

Technologies

The Company has developed three proprietary delivery platforms; including an immediate release oral film “VersaFilm™”, a mucoadhesive tablet “AdVersa™” and a multilayer controlled release tablet “VersaTab™”.

The three technology platforms have been designed to address the challenges commonly encountered in oral drug delivery, such as first-pass metabolism, gastrointestinal (“GI”) side effects, or incomplete absorption of the drug in the GI tract. IntelGenx’ technologies are broadly applicable and have the ability to improve the performance of a wide variety of existing pharmaceutical compounds.

Product Pipeline

IntelGenx’ product pipeline currently consists of 9 products in various stages of development, including products for the treatment of hypertension, erectile dysfunction, benign prostatic hyperplasia, migraine, insomnia, idiopathic pulmonary fibrosis, allergies and pain management. Of the products currently under development, 6 utilize the VersaFilm™ technology, 2 utilize the VersaTab™ technology, and one utilizes the AdVersa™ technology.

Approved and Commercialized Products

The Company’s first FDA-approved product, Forfivo XL™, was launched in the USA in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP. Forfivo XL™ is indicated for the treatment of Major Depressive Disorder (MDD) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL is bupropion, the same active ingredient used in Wellbutrin XL®.

Sales of the Company’s first commercialized product, a pre-natal multivitamin supplement, marketed in the USA as Gesticare®, were discontinued in the third quarter of 2011. The Company received final royalties from the sale of the product in the fourth quarter of 2011 from Azur Pharma, now part of Jazz Pharmaceuticals plc.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

3.	Adoption of New Accounting Standards

In May 2011, the FASB issued Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

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
December 31, 2012 and 2011
(Expressed in U.S. Funds)

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

IntelGenx has license agreements that specify that certain royalties are earned by the Company on sales of licensed products in the licensed territories. Licensees usually report sales and royalty information in the 45 days after the end of the quarter in which the activity takes place and typically do not provide forward estimates or current-quarter information. Because the Company is not able to reasonably estimate the amount of royalties earned during the period in which these licensees actually ship products, royalty revenue is not recognized until the royalties are reported to the Company and the collection of these royalties is reasonably assured.

In August 2010 the Company entered into a joint development and commercialization agreement with RedHill Biopharma (“RedHill”), an Israeli company, for an anti-migraine product based upon the Company’s VersaFilm™ technology. In accordance with the terms of the agreement, RedHill made up-front and milestone payments in the aggregate amount of $600 thousand, of which $100 thousand was received by the Company in 2012 upon production of pivotal batches. RedHill is required to make additional milestone payments of up to $700,000 as follows:

$200 thousand upon the filing of an NDA and acceptance of the filing by the U.S. Food and Drug Administration; and

$500 thousand upon receipt of U.S. Food and Drug Administration marketing approval for the product.

Product Sales:

The Company launched Forfivo XL™ in the USA in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Under the terms of the agreement with Edgemont, the commercial launch of Forfivo XL™ triggered launch-related milestone payments for IntelGenx of up to $4.0 million, of which $1 million was invoiced by the Company to Edgemont and recognized as revenue in the fourth quarter of 2012 and the cash received in February 2013. Additional milestones of up to a further $23.5 million are payable upon achieving certain sales and exclusivity targets and the Company expects to commence receiving royalties from sales of the product in the first quarter of 2013.

Upon entering into the licensing agreement, Edgemont paid the Company an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue will be amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, the Company has a deferred revenue balance of $923 thousand at December 31, 2012 that has not been recognized as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. In the first quarter of 2011, the Company wrote-off a receivable in the amount of $53 thousand that was owed to the Company by Circ Pharma Limited, Ireland, which was deemed to be no longer collectible. The Company records recoveries of trade receivables previously written-off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2012 accounts receivable (2011 - $Nil). The accounts receivable balance of $1,282 thousand as at December 31, 2012 includes $1 million from Edgemont that was received by IntelGenx in February 2013.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

Leasehold Improvements and Equipment

Leasehold Improvements and equipment are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the methods as follows:

On the declining balance method -

Laboratory and office equipment	20%
Computer equipment	30%

On the straight-line method -

Leasehold improvements	over the lease term
Manufacturing equipment	5 – 10 years

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
December 31, 2012 and 2011
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
December 31, 2012 and 2011
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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2012.

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
December 31, 2012 and 2011
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

5.	Leasehold Improvements and Equipment

			2012	2011
In US$ thousands		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$225	$0	$225	$0
Laboratory and office equipment	418	265	153	138
Computer equipment	43	34	9	11
Leasehold improvements	63	63	0	0

	$749	$362	$387	$149

As of December 31, 2012 no depreciation has been recorded on manufacturing equipment as the equipment is not yet being utilized.

6.	Intangible Assets

As of December 31, 2012 NDA acquisition costs of $116 thousand (December 31, 2011 - $125 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL™. The asset will be amortized over its estimated useful life of 39 months and the Company commenced amortization upon commercial launch of the product in October 2012.

7.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Upon entering into the licensing agreement with Edgemont Pharmaceuticals the Company received an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue will be amortized in income over a period of 39 months, which is the minimum period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, the Company has a deferred revenue balance of $923 thousand at December 31, 2012 that has not been recognized as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

8.	Commitments

The Company currently operates out of a 3,500 square feet leasehold facility consisting of laboratories and office space at 6425 Abrams, Saint-Laurent, Quebec. The original lease agreement expired in August 2009, since when it has been extended for varying periods whilst the Company sought alternative premises. The most recent extension is defined as the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6410-6420 Abrams. In the first half of 2013, the Company plans to enter into an addendum to its existing lease to include the relocation of the Company’s operations to larger premises consisting of approximately 28,600 of rentable square feet. The term of the amended lease is 10 years following relocation, which is expected to commence in the autumn of 2013 upon completion of certain leasehold improvements.

As of December 31, 2012 future minimum payments under operating leases for facilities were as follows (in thousands):

2013	15
2014	0
Total	$15

On October 1, 2009, the Company signed new agreements with each of Little Gem Life Science Partners and SectorSpeak Inc. for investor relation services in the USA and in Canada, respectively. Under the terms of these agreements, the Company was required to pay $4.5 thousand a month to Little Gem Life Science Partners and CDN$5.0 thousand (US$5.0 thousand) monthly to Sector Speak Inc. The Company renegotiated these agreements in May 2012 and reduced payments to $2.5 thousand and CDN$2.5 thousand (US$2.5 thousand) respectively. The agreements automatically renew unless specifically terminated.

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, Forfivo XL™, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement, and following commercial launch of Forfivo XL™ in October 2012, the Company is required to pay to its former development partner 10% of net sales royalties received under the commercialization agreement that was executed with Edgemont Pharmaceuticals in February 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

9.	Capital Stock

	2012	2011
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
49,890,421 (December 31, 2011 - 48,895,028) common shares	$499	$489

On June 21, 2011, as part of two concurrent private placement offerings, the Company issued approximately 4.8 million shares of common stock, and three-year warrants to purchase up to approximately 2.4 million shares of common stock, for aggregate gross proceeds of approximately US$3.2 million. Each warrant entitles the holder to purchase one half of one common share at an exercise price of $0.74 per common share and expires 36 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $2,024 thousand. (See note 10 for the portion allocated to the warrants).

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

9.	Capital Stock (Cont’d)

In the year ended December 31, 2012 a total of 50,000 (2011 – 775,000) stock options were exercised for 50,000 (2011 – 775,000) common shares having a par value of $0 thousand (2011 - $Nil) in aggregate, for cash consideration of $28 thousand ($318 thousand), resulting in an increase in additional paid-in capital of $28 thousand (2011 – $318 thousand).

During the year ended December 31, 2012 a total of 219,313 (2011 - 299,406) agents’ warrants were exercised for 219,313 (2011 - 299,406) common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $104 thousand (2011 - $142 thousand), resulting in an increase in additional paid- in capital of approximately $104 thousand (2011 - $142 thousand).

Also in the year ended December 31, 2012 a total of 1,205,668 warrants were exercised, of which 491,382 warrants were exercised for 491,382 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $233 thousand, resulting in an increase in additional paid-in capital of approximately $233 thousand, and a total of 714,286 warrants were exercised for 234,698 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

In the year ended December 31, 2011 a total of 4,366,904 warrants were exercised, of which 2,902,618 warrants were exercised for 2,902,618 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $1,458 thousand, resulting in an increase in additional paid-in capital of approximately $1,458 thousand, and a total of 1,464,286 warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

10.	Additional Paid-In Capital

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

A modification was made to the 2006 Stock Option Plan. The life of the options was reduced from 10 years to 5 years to comply with the regulations of the Toronto Stock Exchange. Accordingly, because the grant-date fair value of the modified options was less than the fair value of the original options measured immediately before the modification, no incremental share-based compensation expense resulted from the modification.

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

On June 13, 2012 the Company granted 40,000 stock options to two employees to purchase common shares. The stock options are exercisable at $0.51 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $10 thousand, using the following assumptions:

Expected volatility	83%
Expected life	3.1 years
Risk-free interest rate	0.40%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

On August 8, 2012 the Company granted 50,000 stock options to a consultant to purchase common shares. The stock options are exercisable at $0.55 per share and vest over 1 year at 25% every three months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $12 thousand, using the following assumptions:

Expected volatility	81%
Expected life	1.8 years
Risk-free interest rate	0.38%
Dividend yield	Nil

On December 4, 2012 the Company granted 30,000 stock options to an employee who is also a director and 25,000 stock options to an officer to purchase common shares. The stock options are exercisable at $0.60 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $15 thousand, using the following assumptions:

Expected volatility	78%
Expected life	3.1 years
Risk-free interest rate	0.34%
Dividend yield	Nil

On December 12, 2012 the Company granted 50,000 stock options to a consultant to purchase common shares. The stock options are exercisable at $0.62 per share and vest over 1 year at 25% every three months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $10 thousand, using the following assumptions:

Expected volatility	70%
Expected life	1.8 years
Risk-free interest rate	0.25%
Dividend yield	Nil

During the year ended December 31, 2012 a total of 50,000 (2011 – 775,000) stock options were exercised for 50,000 (2011 – 775,000) common shares having a par value of $0 thousand (2011 - $Nil) in aggregate, for cash consideration of $28 thousand ($318 thousand), resulting in an increase in additional paid-in capital of $28 thousand (2011 – $318 thousand). The intrinsic value of the stock options exercised, as at the date of exercise, totaled $4 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Information with respect to stock option activity for 2011 and 2012 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2011	1,698,088	0.53

Granted	290,000	0.54
Forfeited	(150,000)	(0.76)
Expired	(65,000)	(0.59)
Exercised	(775,000)	(0.41)

Outstanding – December 31, 2011	998,088	0.59

Granted	195,000	0.57
Forfeited	(45,000)	(0.49)
Expired	(32,500)	(1.15)
Exercised	(50,000)	(0.55)

Outstanding – December 31, 2012	1,065,588	0.58

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2012 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average	Aggregate		average	Aggregate
Exercise	Number of	remaining	exercise	intrinsic	Number of	exercise	intrinsic
prices	options	contractual life	price	value	options	price	value
$		(years)	$	$		$	$

0.31	25,000	1.25	0.31		25,000	0.31
0.37	75,000	2.67	0.37		75,000	0.37
0.45-0.47	175,000	1.42	0.46		175,000	0.46
0.51	40,000	4.50	0.51		0	0.00
0.52-0.54	270,000	3.89	0.54		147,500	0.54
0.55	50,000	2.67	0.55		12,500	0.55
0.60	55,000	5.00	0.60		0	0.00
0.61	125,000	1.51	0.61		125,000	0.61
0.62	50,000	3.00	0.62		0	0.00
0.85	200,588	0.63	0.85		200,588	0.85
	1,065,588	2.60	0.58	114,050	760,588	0.59	86,725

Stock-based compensation expense recognized in 2012 in regards to the stock options was $59 thousand (2011 - $51 thousand). As of December 31, 2012, total unrecognized compensation expense related to unvested stock options was $72 thousand (2011 - $92 thousand), of which $17 thousand (2011 $Nil) relates to options granted to consultants. The amount of $72 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $55 thousand being charged to stock based compensation expense.

Warrants

On June 21, 2011 the Company issued approximately 4.8 million stock purchase warrants exercisable into approximately 2.4 million common shares at $0.74 per share which expire on June 21, 2014. The stock purchase warrants were issued in connection with the June 21, 2011 private placements described in note 9. The stock purchase warrants were valued at $817 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

On June 21, 2011 the Company issued approximately 0.3 million agents’ stock purchase warrants exercisable into approximately 0.3 million common shares at $0.74 per share which expire on June 21, 2014. The stock purchase warrants were issued in connection with the June 21, 2011 private placements described in note 9. The stock purchase warrants were valued at $153 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	117%
Expected life	3 years
Risk-free interest rate	0.69%
Dividend yield	Nil

During the year ended December 31, 2012 a total of 219,313 (2011 - 299,406) agents’ warrants were exercised for 219,313 (2011 - 299,406) common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $104 thousand (2011 - $142 thousand), resulting in an increase in additional paid-in capital of approximately $104 thousand (2011 - $142 thousand).

Also in the year ended December 31, 2012 a total of 1,205,668 warrants were exercised, of which 491,382 warrants were exercised for 491,382 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $233 thousand, resulting in an increase in additional paid-in capital of approximately $233 thousand, and a total of 714,286 warrants were exercised for 234,698 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

In the year ended December 31, 2011 a total of 4,366,904 warrants were exercised, of which 2,902,618 warrants were exercised for 2,902,618 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $1,458 thousand, resulting in an increase in additional paid-in capital of approximately $1,458 thousand, and a total of 1,464,286 warrants were exercised for 515,391 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Information with respect to warrant activity for 2011 and 2012 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$

Outstanding – January 1, 2011	21,291,223	0.66

Attached to private placements	2,748,165	0.74
Agents’ warrants exercised	(299,406)	(0.47)
Exercised	(4,366,904)	(0.51)

Outstanding - December 31, 2011	19,373,078	0.71

Agents’ warrants exercised	(219,313)	(0.47)
Exercised	(1,205,668)	(0.48)
Expired	(11,843,932)	(0.80)

Outstanding - December 31, 2012	6,104,165	0.59

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

11.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2012	2011
Statutory income taxes	$(605)	$(694)
Net operating losses for which no tax benefits have been recorded	368	514
Excess of depreciation over capital cost allowance	3	(2)
Non-deductible expenses	18	4
Undeducted research and development expenses	273	231
Tax deductible portion of transaction costs	-	-
Investment tax credit	(57)	(53)
Modification of warrants terms	-	-

	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2012	2011

Leasehold Improvements and equipment	$13	$14
Net operating losses carryforward	2,278	2,140
Undeducted research and development expenses	1,301	1,141
Non-refundable tax credits carryforward	914	807

	4,506	4,102

Valuation allowance	(4,506)	(4,102)

	$-	$-

The valuation allowance at December 31, 2011 was $4,102 thousand. The net change in the valuation allowance during the period ended December 31, 2012, was an increase of $404 thousand. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

11.	Income Taxes (Cont’d)

There were Canadian and provincial net operating losses of approximately $8,390 thousand (2011 - $7,608 thousand) and $8,566 thousand (2011 - $7,437 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2032. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2012, the Company had non-refundable tax credits of $914 thousand (2011 - $803 thousand) of which $24 thousand is expiring in 2017, $213 thousand is expiring in 2018, $193 thousand is expiring in 2019, $186 thousand is expiring in 2020, $187 thousand is expiring in 2021 and $111 thousand is expiring in 2022 and undeducted research and development expenses of $4,464 thousand (2011 - $3,656 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2012:

Tax Jurisdictions	Tax Years
Federal - Canada	2010 and onward
Provincial - Quebec	2010 and onward

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Expressed in U.S. Funds)

12.	Statement of Cash Flows Information

In US$ thousands	2012	2011

Additional Cash Flow Information:

Interest paid	$3	$3

13.	Related Party Transactions

Included in management salaries are $6 thousand (2011 - $4 thousand) for options granted to the Chief Financial Officer and $6 thousand (2011 - $4 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $23 thousand (2011 - $10 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $114 thousand (2011 - $87 thousand) for attendance at board meetings and audit committee meetings.

A short term loan of $85 thousand bearing interest at 1% per annum was provided to an employee, who is also an officer of the Company, on November 9, 2011. The loan amount, together with interest accrued, was repaid to the Company on February 28, 2012.

In the year ended December 31, 2012 the amount included in accounts payable and accrued liabilities payable to shareholders, who are also officers of the Company, is $Nil (2011 - $1 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

14.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants and stock options have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15.	Subsequent Events

Subsequent top the year ended December 31, 2012, 362,500 warrants were exercised for 362,500 common shares having a par value of $0 thousand for cash consideration of approximately $172 thousand, resulting in an increase in additional paid-in capital of approximately $172 thousand.