Form 10-Q
period 2013-03-31
IntelGenx Technologies Corp.
filed 2013-05-14
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes [_]      No [_]

APPLICABLE TO CORPORATE ISSUERS:

51,298,422 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 10, 2013.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2013
(Expressed in U.S. Funds)
(Unaudited)

Contents
Consolidated Balance Sheet	2
Consolidated Statement of Shareholders' Equity	3
Consolidated Statement of Comprehensive Loss	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current
Cash and cash equivalents	$2,168	$2,059
Accounts receivable	170	1,282
Prepaid expenses	89	102
Investment tax credits receivable	243	213
Total Current Assets	2,670	3,656
Leasehold Improvements and Equipment, net	438	387
Intangible Assets (note 4)	106	116
Total Assets	$3,214	$4,159
Liabilities
Current
Accounts payable and accrued liabilities	498	1,058
Deferred license revenue (note 5)	308	308
Total Current Liabilities	806	1,366
Deferred License Revenue, non-current portion (note 5)	539	615
Total Liabilities	1,345	1,981
Shareholders' Equity
Capital Stock (note 6)	1	0
Additional Paid-in-Capital	16,554	16,342
Accumulated Deficit	(14,949)	(14,463)
Accumulated Other Comprehensive Income	263	299
	1,869	2,178
	$3,214	$4,159

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau                   Director

/s/ Horst G. Zerbe                              Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2013
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2012	49,890,421	$0	$16,342	$(14,463)	$299	$2,178
Foreign currency translation adjustment	-	-	-	-	(36)	(36)
Warrants exercised (note 7)	362,500	1	171	-	-	172
Options exercised (note 7)	50,000	-	23	-	-	23
Stock-based compensation (note 7)	-	-	18	-	-	18
Net loss for the period	-	-	-	(486)	-	(486)
Balance – March 31, 2013	50,302,921	$1	$16,554	$(14,949)	$263	$1,869

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2013	2012
Revenues
Royalties	$80	$-
License and other revenue	77	100
Total Revenues	157	100
Expenses
Research and development expense	167	239
Selling, general and administrative expense	456	439
Amortization of tangible assets	10	8
Amortization of intangible assets	10	-
Total Costs and Expenses	643	686
Loss from Operations	(486)	(586)
Other Income
Interest and other income	-	4
Total Other Income	-	4
Net Loss	(486)	(582)
Other Comprehensive Loss
Foreign currency translation adjustment	(36)	91
Comprehensive Loss	$(522)	$(491)
Basic and Diluted Weighted Average Number of Shares Outstanding	50,236,255	49,324,531
Basic and Diluted Loss Per Common Share (note 9)	$(0.01)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2013	2012
Funds Provided (Used) -
Operating Activities
Net loss	$(486)	$(582)
Amortization	20	8
Stock-based compensation	18	15
	(448)	(559)
Changes in assets and liabilities:
Accounts receivable	1,112	18
Prepaid and other assets	13	(15)
Other receivables	(30)	249
Accounts payable and other accrued liabilities	(560)	(270)
Deferred revenue	(77)	1,000
Net change in assets and liabilities	458	982
Net cash provided by operating activities	10	423

Financing Activities
Proceeds from exercise of warrants and stock options	195	233
Net cash provided by financing activities	195	233

Investing Activities
Additions to property and equipment	(69)	(189)
Net cash used in investing activities	(69)	(189)
Increase in Cash and Cash Equivalents	136	467
Effect of Foreign Exchange on Cash and Cash Equivalents	(27)	88
Cash and Cash Equivalents
Beginning of Period	2,059	3,505
End of Period	$2,168	$4,059

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2013
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

Revenue Recognition and Disclosures

In December 2011, the FASB issued Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. In January 2013, the FASB also issued Update No. 2013-01, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11and ASU 2013-01are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2013
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont’d)

In February 2013, the FASB has issued Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This Update has been issued to improve the transparency of reporting these reclassifications. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual), effective for reporting periods beginning after December 15, 2012. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations, but may affect the presentation of Other Comprehensive Income in the Company’s financial statements.

In February 2013, the FASB issued Update No. 2013-04, “Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments shall be applied retrospectively to all prior periods presented for those obligations that exist at the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2013
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

In March 2013, the FASB issued Update No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The amendments in this Update resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. For public entities, the amendments in this ASU are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

4.	Intangible Assets

As of March 31, 2013 NDA acquisition costs of $106 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL™. The asset will be amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

5.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Upon entering into the licensing agreement with Edgemont Pharmaceuticals the Company received an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue will be amortized in income over a period of 39 months, which is the minimum period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, the Company has a deferred revenue balance of $847 thousand at March 31, 2013 that has not been recognized as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2013
(Expressed in U.S. Funds)
(Unaudited)

6.	Capital Stock

	March 31,	December 31,
	2013	2012
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
50,302,921 (December 31, 2012 - 49,890,421) common shares	$503	$499

7.	Additional Paid-In Capital

Stock options

During the three month period ended March 31, 2013 a total of 50,000 (2012 - Nil) stock options were exercised for 50,000 (2012 - Nil) common shares having a par value of $0 thousand in aggregate, for cash consideration of $23 thousand (2012 - $Nil), resulting in an increase in additional paid-in capital of $23 thousand (2012 - $Nil).

Compensation expenses for stock-based compensation of $18 thousand and $15 thousand were recorded during the three-month period ended March 31, 2013 and 2012 respectively. Of the amount expensed in 2013, $13 thousand (2012 - $14 thousand) relates to stock options granted to employees and directors, and $5 thousand (2012 - $Nil) relates to options granted to independent third party consultants. In addition, $1 thousand was expensed in 2012 related to stock options granted to investor relations firms as compensation for investor relation services. As at March 31, 2013, the Company has $50 thousand (2012 - $69 thousand) of unrecognized stock- based compensation.

Warrants

During the three month period ended March 31, 2013 a total of 362,500 (2012 - 1,206,418) warrants were exercised for 362,500 (2012 - 726,830) common shares having a par value of $0 thousand in aggregate, for cash consideration of $172 thousand (2012 - $233 thousand), resulting in an increase in additional paid-in capital of $171 thousand (2012 - $233 thousand).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2013
(Expressed in U.S. Funds)
(Unaudited)

8.	Related Party Transactions

Included in management salaries are $2 thousand (2012 - $1 thousand) for options granted to the Chief Financial Officer and $3 thousand (2012 - $2 thousand) for options granted to the Chief Executive Officer under the 2006 Stock Option Plan and $4 thousand (2012 - $7 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $22 thousand (2012 - $27 thousand) for attendance to board meetings and audit committee meetings and $54 thousand (2012 - $Nil) for fees paid to a director under a management consultancy agreement.

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

Subsequent to the end of the quarter, the Company's board of directors granted options to acquire 680,000 common shares under the 2006 Stock Option Plan, as amended. Of the total stock options granted, 480,000 were granted to the Chief Operating Officer and Chief Scientific Officer, Dr. Rajiv Khosla, and 200,000 were granted to the Chief Financial Officer, Mr. Paul A. Simmons. The options have an exercise price of CAD$0.67 (US$0.65) and expire on April 23, 2018. All of the options granted to Dr. Khosla vest on December 31, 2015. The options granted to Mr. Simmons vest over a period of two years at the rate of 25 % every six months. In addition, 37,500 unvested options that were granted to Dr. Khosla in November 2011 expired upon issuance of the above options.

Subsequent to the end of the quarter, 995,500 warrants were exercised for 995,500 common shares having a par value of $0 thousand for cash consideration of approximately $472 thousand, resulting in an increase in additional paid-in capital of approximately $472 thousand.

11.	Comparative Figures

Certain reclassifications of March 31, 2012 amounts have been made to facilitate comparison with the current period.

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

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our pilot plant VersaFilm™ manufacturing capability, and increase our research and development activities.

Key Developments

On March 27, 2013 we announced that, together with our co-development partner RedHill Biopharma (“RedHill”), we submitted a 505(b)(2) New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for our anti-migraine oral film product.

We had previously announced a successful pre-NDA meeting with the FDA following the successful completion of a bioequivalency study demonstrating that our oral film product is bioequivalent with Maxalt MLT®, a leading branded anti-migraine product manufactured by Merck & Co. According to Merck's most recent annual report, sales of Maxalt® were $638 million in 2012. The thin-film formulation of Rizatriptan has been developed in accordance with the co-development and commercialisation agreement with RedHill.

Our orally disintegrating film consists of a thin (30 – 50 µm) polymeric film which disintegrates rapidly upon oral administration, thereby releasing the active drug Rizatriptan and making it available for rapid absorption. The film does not require water for administration.

Currency rate fluctuations

Our operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the three month period ended March 31, 2013 compared with the three month period ended March 31, 2012.

			Increase/	Percentage
In U.S.$ thousands	2013	2012	(Decrease)	Increase/
				(Decrease)
Revenue	$157	$100	$57	57%

Research and Development Expenses	202	264	(62)	(24%	)
Research and Development Tax Credit	(35)	(25)	10	40%
Selling, General and Administrative Expenses	456	439	17	4%
Amortization of tangible assets	10	8	2	25%
Amortization of intangible assets	10	-	10	N/A
Net Loss	(486)	(582)	(96)	(17%	)

Revenue

Total revenue in the first three months of 2013 increased to $157 thousand, compared with $100 thousand in the same period of 2012.

All revenue recorded during the first quarter of 2013 relates to Forfivo XL™, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, we recognized $77 thousand in income during the first quarter of 2013. In addition, we recognized approximately $80 thousand of royalty income earned from the sale of Forfivo XL™. The royalties relate to sales of Forfivo XL™ by Edgemont during the first three months post product launch. Forfivo XL™ is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

Royalty income in the second quarter of 2013 is expected to be lower than royalty income achieved in the current quarter, as a result of lower than anticipated sales of Forfivo XL™ during the current quarter. Management is assessing this variation in sales performance with a view towards taking steps to support steady sales growth of Forfivo XL™.

Revenue for the three months ended March 31, 2012 relates to the receipt of a $100 thousand development milestone in respect of our anti-migraine project. The milestone became due following the successful completion of the pivotal bioequivalence study. In March 2013 we announced that, together with our co-development partner RedHill, we submitted a 505(b)(2) NDA to the FDA for our anti-migraine oral film product, a novel oral thin-film formulation based on our proprietary VersaFilm™ technology containing Rizatriptan, the active drug in Merck’s Maxalt-MLT® orally disintegrating tablets.

Research and Development (“R&D”) Expenses

R&D expenses, net of R&D investment tax credits, totaled $167 thousand in the three months ended March 31, 2013, representing a decrease of $72 thousand, or 30%, to the expense of $239 thousand recorded in the same period of last year.

The decrease in R&D expenses is primarily related to the costs incurred in the first quarter of 2012 that were associated with a pilot clinical study that were not repeated in the first quarter of 2013.

Included within R&D expenses for the first three months of 2013 are R&D Salaries of $153 thousand, of which approximately $3 thousand represents non-cash compensation. This compares to R&D salaries of $149 thousand in the first three months of 2012, of which approximately $5 thousand represented non-cash compensation.

In the three months ended March 31, 2013 we recorded estimated Research and Development Tax Credits and refunds of $35 thousand, compared with $25 thousand that was recorded in the same period of the previous year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased by $17 thousand, to $456 thousand, in the first three months of 2013 compared with $439 thousand in the first three months of 2012. The increase is primarily attributable to the addition of Dr. Rajiv Khosla to our management team in a senior consulting capacity ($53 thousand), increased public relations efforts with the appointment of a public relations consultant in May 2012, together with the appointment in July 2012 of an online communications & marketing firm specialized in social media ($21 thousand), partly compensated by a reduction in investor relations expenses of approximately $20 thousand, and a foreign exchange gain of $12 thousand in the first three months of 2013 compared with a foreign exchange loss of $48 thousand in the first three months of 2012. The foreign exchange gains and losses relate primarily to currency fluctuations between the Canadian dollar and the U.S. dollar.

Included in SG&A expenses are approximately $5 thousand (2012: $3 thousand) in non-cash compensation from options granted to management employees in 2011 and 2012, $4 thousand (2012: $6 thousand) in non-cash compensation from options granted to non-employee directors in 2011, and $6 thousand (2012: $Nil) in non-cash compensation from options granted to consultants in 2012.

Amortization of intangible assets

The amortization of intangible assets expense for the first three months of 2013 totaled $10 thousand, compared with $Nil in the same period of last year. The expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL™. Commercialization of Forfivo XL™ in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $18 thousand for the three months ended March 31, 2013, compared with $15 thousand for the three months ended March 31, 2012.

We expensed approximately $8 thousand in the first three months of 2013 for options granted to our employees in 2011 and 2012 under the 2006 Stock Option Plan, and approximately $4 thousand for options granted to non-employee directors in 2011, compared with $5 thousand and $6 respectively that was expensed in the same period of the previous year.

We also expensed $6 thousand in the first three months of 2013 for options granted to consultants and $1 thousand in the first three months of 2012 for options granted to investor relation firms for investor relation services.

There remains approximately $53 thousand in stock based compensation to be expensed in fiscal 2013 and 2014, of which $42 thousand relates to the issuance of options to employees and directors of the Company during 2011 and 2012 and $11 thousand relates to the issuance of options to consultants in 2012. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the Balance Sheet.

			/	Percentage
In U.S.$ thousands	March 31,	December	Increase	Increase/
	2013	31, 2012	(Decrease)	(Decrease)
Current Assets	$2,670	$3,656	$(986)	(27%	)
Leasehold improvements and Equipment	438	387	51	13%
Intangible Assets	106	116	(10)	(9%	)
Current Liabilities	806	1,366	(560)	(41%	)
Deferred License Revenue	539	615	(76)	(12%	)
Capital Stock	1	0	1	N/A
Additional Paid-in-Capital	16,554	16,342	212	1%

Current Assets

Current assets totaled $2,670 thousand at March 31, 2013 compared with $3,656 thousand at December 31, 2012. The decrease of $986 thousand is attributable to a decrease in accounts receivable of approximately $1,112 thousand and a decrease in prepaid expenses of approximately $13 thousand, partly offset by an increase in cash and cash equivalents of approximately $109 thousand and an increase in investment tax credits receivable of approximately $30 thousand.

Cash and cash equivalents totaled $2,168 thousand as at March 31, 2013 representing an increase of $109 thousand compared to the balance of $2,059 thousand as at December 31, 2012. The increase in cash on hand relates to net cash provided by operating activities of $10 thousand, together with net cash provided by financing activities of $195 thousand, partly offset with net cash used in investing activities of $69 thousand and an unrealized foreign exchange loss of $27 thousand.

Accounts receivable totaled $170 thousand compared with $1,282 thousand as at December 31, 2012. Included within the accounts receivable balance as at December 31, 2012 is a $1 million milestone that was invoiced to Edgemont Pharmaceuticals in the fourth quarter of 2012 for the launch of Forfivo XL™. We received payment against this invoice in February 2013.

As of March 31, 2013, prepaid expenses totaled $89 thousand compared with $102 thousand as of December 31, 2012. The decrease relates to the allocation of prepaid expenses to the income statement for the first three months of 2013.

R&D investment tax credits receivable totaled $243 thousand as at March 31, 2013 compared with $213 thousand as at December 31, 2012. The amount receivable as at December 31, 2012 relates to credits accrued throughout fiscal 2012, for which we expect to receive reimbursement in the fourth quarter of 2013.

Leasehold Improvements and Equipment

As at March 31, 2013, the net book value of leasehold improvements and equipment amounted to $438 thousand, compared to $387 thousand at December 31, 2012. In the three months ended March 31, 2013 additions to assets totaled $69 thousand and comprised $68 thousand for pilot plant manufacturing equipment for our VersaFilm™ products and $1 thousand for computer equipment. Depreciation on leasehold improvements and equipment in the three months ended March 31, 2013 amounted to $10 thousand and a foreign exchange loss of $8 thousand was recorded.

Intangible Assets

As at March 31, 2013 NDA acquisition costs of $106 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL™. The asset will be amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL™ in the fourth quarter of 2012.

Current Liabilities

Current liabilities totaled $806 thousand as at March 31, 2013 (December 31, 2012 - $1,366 thousand) and consisted of accounts payable and accrued liabilities of $498 thousand (December 31, 2012 - $1,058 thousand) and the current portion of deferred license revenue of $308 thousand (December 31, 2012 - $308 thousand).

Accounts payable and accrued liabilities as at March 31, 2013 amounted to $498 thousand (December 31, 2012 - $1,058 thousand), of which approximately $307 thousand relates to research and development activities, approximately $17 thousand relates to professional fees, and approximately $158 thousand relates to accrued payroll liabilities. The decrease in accounts payable and accrued liabilities as at March 31, 2013, compared with December 31, 2012, primarily relates to the payment of invoices received for the fourth quarter of 2012 and outstanding as at December 31, 2012 in respect of R&D activities.

Deferred License Revenue

Pursuant to the execution of a licensing agreement for Forfivo XL™, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, we have a deferred revenue balance of $847 thousand at March 31, 2013 (December 31, 2012: $923 thousand) that has not been recognized as revenue, with $539 thousand recognized as the non-current portion and $308 thousand recognized in current assets as the current portion, versus $615 thousand and $308 thousand respectively as at December 31, 2012.

Shareholders’ Equity

As at March 31, 2013 we had accumulated a deficit of $14,949 thousand compared with an accumulated deficit of $14,463 thousand as at December 31, 2012. Total assets amounted to $3,214 thousand and shareholders’ equity totaled $1,869 thousand as at March 31, 2013, compared with total assets and shareholders’ equity of $4,159 thousand and $2,178 thousand respectively, as at December 31, 2012.

Capital Stock

As at March 31, 2012 capital stock amounted to $503 compared to $499 at December 31, 2012. The increase reflects the issuance of 362,500 shares and 50,000 shares related to the exercise of warrants and stock options, respectively, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $16,554 thousand at March 31, 2013, compared with $16,342 thousand at December 31, 2012. The increase relates in part to $18 thousand for stock based compensation, of which $6 thousand is attributable to the amortization of stock options granted to consultants, and $12 thousand is attributable to the amortization of stock options granted to employees and directors. Additional paid-in capital increased further by $171 thousand for warrants exercised, and by $23 thousand for options exercised.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	March 31,	March 31,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Operating Activities	$10	$423	$(413)	(98%	)
Financing Activities	195	$233	$(38)	(16%	)
Investing Activities	(69)	(189)	(120)	(64%	)
Cash and cash equivalents - end of period	2,168	4,059	(1,891)	(47%	)

Statement of cash flows

Net cash generated by operating activities was $10 thousand in the three months ended March 31, 2013, compared with $423 thousand for the three months ended March 31, 2012. In the first quarter of 2013, net cash generated by operating activities consisted of an operating loss of $448 thousand net of non-cash related expenses of approximately $38 thousand, and an increase in non-cash operating elements of working capital of $458 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $195 thousand in the first three months of 2013, compared with $233 thousand provided in the same period of the previous year. The net cash provided in the first quarter of 2013 resulted from the exercise of warrants and options, whereas the cash provided in the first quarter of 2012 resulted entirely from the exercise of warrants.

Net cash used in investing activities amounted to $69 thousand in the three months ended March 31, 2013 compared with $189 thousand in the three months ended March 31, 2012. Included within the use of funds in the first quarter of 2013 is an investment of approximately $68 thousand in new equipment for our VersaFilm technology, compared with an investment of approximately $182 thousand in the first quarter of 2012.

The balance of cash and cash equivalents as at March 31, 2013 amounted to $2,168 thousand, compared with $4,059 thousand at March 31, 2012.

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

PART II

Item 1. Legal Proceedings

This Item is not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. (Reserved)

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

Exhibit 10.1	Employment Agreement Rajiv Khosla, April 2013
Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: May 14, 2013	By: /s/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and Director

Date: May 14, 2013	By: /s/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer