Form 10-Q
period 2013-06-30
IntelGenx Technologies Corp.
filed 2013-08-08
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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
Yes [ ] No [ ]

APPLICABLE TO CORPORATE ISSUERS:

52,710,421 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 6, 2013.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current
Cash and cash equivalents	$2,284	$2,059
Accounts receivable	360	1,282
Prepaid expenses	94	102
Investment tax credits receivable	268	213
Total Current Assets	3,006	3,656
Leasehold Improvements and Equipment, net	507	387
Intangible Assets (note 4)	97	116
Total Assets	$3,610	$4,159
Liabilities
Current
Accounts payable and accrued liabilities	336	1,058
Deferred license revenue (note 5)	308	308
Total Current Liabilities	644	1,366
Deferred License Revenue, non-current portion (note 5)	461	615
Total Liabilities	1,105	1,981
Shareholders' Equity
Capital Stock (note 6)	1	0
Additional Paid-in-Capital	17,171	16,342
Accumulated Deficit	(14,859)	(14,463)
Accumulated Other Comprehensive Income	192	299
	2,505	2,178
	$3,610	$4,159

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2013
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2012	49,890,421	$0	$16,342	$(14,463)	$299	$2,178
Foreign currency translation adjustment	-	-	-	-	(107)	(107)
Warrants exercised (note 7)	1,584,000	1	750	-	-	751
Options exercised (note 7)	75,000	-	31	-	-	31
Stock-based compensation (note 7)	-	-	48	-	-	48
Net loss for the period	-	-	-	(396)	-	(396)
Balance – June 30, 2013	51,549,421	$1	$17,171	$(14,859)	$192	$2,505

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income (Loss)
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2013	2012	2013		2012
Revenues
Royalties	$14	$-	$91		$-
License and other revenue	533	20	613		120
Total Revenues	547	20	704		120

Expenses
Research and development expense	48	310	215		551
Selling, general and administrative expense	394	332	850		771
Amortization of tangible assets	7	9	17		17
Amortization of intangible assets	9	-	19		-
Total Costs and Expenses	458	651	1,101		1,339
Profit (Loss) from Operations	89	(631)	(397)		(1,219)
Other Income
Interest and other income	1	1	1		5
Total Other Income	1	1	1		5
Net Profit (Loss)	90	(630)	(396)		(1,214)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(71)	(73)	(107)		19
Comprehensive Profit (Loss)	$19	$(703)	$(503)		$(1,195)
Basic and Diluted Weighted Average Number of Shares Outstanding	51,166,323	49,622,028	51,133,173		49,473,279
Basic and Diluted Profit (Loss) Per Common Share (note 9)	$0.00	$(0.01)	$(0.01	) $	(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Funds Provided (Used) -
Operating Activities
Net profit (loss)	$90	$(630)	$(396)	$(1,214)
Amortization	16	9	36	17
Stock-based compensation	30	14	48	29
	136	(607)	(312)	(1,168)
Changes in assets and liabilities
Accounts receivable	(190)	(145)	922	(127)
Prepaid and other assets	(5)	-	8	(15)
Other receivables	(25)	(20)	(55)	229
Accounts payable and other accrued
liabilities	(163)	(115)	(724)	(383)
Deferred revenue	(76)	-	(153)	1,000
Net change in assets and liabilities	(459)	(280)	(2)	704
Net cash provided (used) by operating activities	(323)	(887)	(314)	(464)

Financing Activities
Proceeds from exercise of warrants and stock options	587	1	782	234
Net cash provided by financing activities	587	1	782	234

Investing Activities
Additions to property and equipment	(92)	(53)	(161)	(242)
Net cash used in investing activities	(92)	(53)	(161)	(242)

Increase (Decrease) in Cash and Cash Equivalents	172	(939)	307	(472)
Effect of Foreign Exchange on Cash and Cash
Equivalents	(56)	(65)	(82)	22
Cash and Cash Equivalents
Beginning of Period	2,168	4,059	2,059	3,505
End of Period	$2,284	$3,055	$2,284	$3,055

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2013
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2013
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
June 30, 2013
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

In April 2013, the FASB issued Update No. 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting”. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations.

4.	Intangible Assets

As of June 30, 2013 NDA acquisition costs of $97 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL™. The asset will be amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

5.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Upon entering into the licensing agreement with Edgemont Pharmaceuticals the Company received an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue will be amortized in income over a period of 39 months, which is the minimum period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, the Company has a deferred revenue balance of $769 thousand at June 30, 2013 that has not been recognized as revenue.

6.	Capital Stock

	June 30,	December 31,
	2013	2012
Authorized - 100,000,000 common shares of $0.00001 par value 20,000,000 preferred shares of $0.00001 par value
Issued - 51,549,421 (December 31, 2012 - 49,890,421) common shares	$ 515	$ 499

7.	Additional Paid-In Capital

Stock options

On April 24, 2013 the Company granted 480,000 stock options to an officer to purchase common shares. The stock options are exercisable at $0.65 per share and vest on December 31, 2015. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $157 thousand, using the following assumptions:

Expected volatility	78%
Expected life	3.83 years
Risk-free interest rate	0.34%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital (Cont’d)

On April 24, 2013 the Company granted 200,000 stock options to an officer to purchase common shares. The stock options are exercisable at $0.65 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $59 thousand, using the following assumptions:

Expected volatility	77%
Expected life	3.13 years
Risk-free interest rate	0.34%
Dividend yield	Nil

During the six month period ended June 30, 2013 a total of 75,000 (2012 - Nil) stock options were exercised for 75,000 (2012 - Nil) common shares having a par value of $0 thousand in aggregate, for cash consideration of $31 thousand (2012 - $Nil), resulting in an increase in additional paid-in capital of $31 thousand (2012 - $Nil).

Compensation expenses for stock-based compensation of $48 thousand and $29 thousand were recorded during the six month period ended June 30, 2013 and 2012 respectively. Of the amount expensed in 2013, $37 thousand (2012 - $28 thousand) relates to stock options granted to employees and directors, and $11 thousand (2012 - $Nil) relates to options granted to independent third party consultants. In addition, $1 thousand was expensed in 2012 related to stock options granted to investor relations firms as compensation for investor relation services. As at June 30, 2013, the Company has $229 thousand (2012 - $65 thousand) of unrecognized stock-based compensation.

Warrants

During the six month period ended June 30, 2013 a total of 1,584,000 (2012 - 1,207,818) warrants were exercised for 1,584,000 (2012 - 728,230) common shares having a par value of $0 thousand in aggregate, for cash consideration of $751 thousand (2012 - $234 thousand), resulting in an increase in additional paid-in capital of $750 thousand (2012 - $234 thousand).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

8.	Related Party Transactions

Included in management salaries for the six months ended June 30, 2013 are $5 thousand (2012 - $3 thousand) for options granted to the Chief Executive Officer, $10 thousand (2012 - $Nil) for options granted to the Chief Operating Officer and $9 thousand (2012 - $3 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $6 thousand (2012 - $13 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $44 thousand (2012 - $55 thousand) for attendance to board meetings and audit committee meetings and $66 thousand (2012 - $Nil) for fees paid to a director under a management consultancy agreement.

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

Subsequent to the end of the quarter, 1,161,000 warrants were exercised for 1,161,000 common shares having a par value of $0 thousand for cash consideration of approximately $550 thousand, resulting in an increase in additional paid-in capital of approximately $550 thousand.

11.	Comparative Figures

Certain reclassifications of June 30, 2012 amounts have been made to facilitate comparison with the current period.

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

Key Developments

ANDA for Buprenorphine/Naloxone Sublingual Film Product for the Treatment of Opiate Addiction:

Subsequent to the end of the quarter, on July 22, 2013 we announced that an Abbreviated New Drug Application (“ANDA”) has been submitted to the U.S. Food and Drug Administration (“FDA”) for approval of a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence. The ANDA was filed by our U.S. based co-development and commercialization partner for this product. The reference listed drug is Suboxone® (buprenorphine and naloxone) Sublingual Film.

According to IMS Health, U.S. retail sales of Suboxone® Sublingual Film were approximately $1.5 billion in 2012.

In accordance with confidentiality clauses contained in the co-development and commercialization agreement, the specifics of the product description and financial terms remain confidential. We will receive a share of the profits of commercialization, in addition to upfront and milestone payments.

The FDA approved Suboxone® in October of 2002 for use in the treatment of opioid addiction. Suboxone® is a registered trademark of Reckitt Benckiser Pharmaceuticals. Suboxone® contains the two active ingredients: buprenorphine and naloxone.

Naloxone is used to block the effect of opioids. Buprenorphine is a partial opioid agonist that stimulates opioid receptors but does not produce the same effects as an opioid. In other words it does not produce a euphoric "high" effect. The combination of these two actives has been shown to be efficacious in managing the treatment of opioid addiction. Suboxone® is most often taken sublingually (dissolved under the tongue). Taken properly, it can reduce opioid use, help patients to be successfully managed in an addiction rehabilitation program, and suppress the symptoms of opioid withdrawal. Suboxone® is the most commonly prescribed medication that is administered to patients during the maintenance phase of treatment. Unlike methadone, Suboxone® has a lower potential for overdose and abuse. This enables Certified Doctors, in certain circumstances, to prescribe take home supplies of Suboxone®.

NDA for Anti-Migraine VersaFilm™ Oral Film Product:

On June 18, 2013 we announced that the FDA has assigned a Prescription Drug User Fee Act ("PDUFA") action date of February 3, 2014 for the review of the our New Drug Application ("NDA") for the marketing approval of our anti-migraine VersaFilm™ oral film product. We had previously announced that, together with our co-development partner RedHill Biopharma Ltd ("RedHill"), we had submitted a 505(b)(2) NDA to the FDA for a novel, oral thin-film formulation, based on our proprietary VersaFilm™ technology containing Rizatriptan, the active drug in Merck & Co ("Merck") Maxalt-MLT® orally disintegrating tablets. According to Merck's most recent annual report, sales of Maxalt® were $638 million in 2012. The FDA confirmed that our application is sufficiently complete to permit a substantive review in accordance with the FDA's "standard" classification process.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the six month period ended June 30, 2013 compared with the six month period ended June 30, 2012.

			Increase/ (Decrease)	Percentage
In U.S.$ thousands	2013	2012		Increase/
				(Decrease)
Revenue	$704	$120	$584	487%
Research and Development Expenses	215	551	(336)	(61%	)
Selling, General and Administrative Expenses	850	771	79	10%
Amortization of tangible assets	17	17	-	0%
Amortization of intangible assets	19	-	19	N/A
Net Loss	(396)	(1,214)	(818)	(67%	)

Revenue

Total revenue in the first six months of 2013 increased to $704 thousand, compared with $120 thousand in the same period of 2012, representing an increase of $584 thousand, or 487%.

Revenue for the 6 months ended June 30, 2013 includes $256 thousand related to a development milestone for our VersaFilm™ buprenorphine/naloxone product for the treatment of opiate addiction. The milestone became due following the successful completion of the pivotal bioequivalence study.

Also included in revenue for the first six months of 2013 is $201 thousand related to a development milestone for our anti-migraine VersaFilm™ oral film product. The milestone became due following confirmation that our NDA submission to the FDA is sufficiently complete to permit a substantive review in accordance with the FDA's "standard" classification process.

Revenue recorded in the first 6 months of 2013 also includes $247 thousand related to Forfivo XL™, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, we recognized $156 thousand in income during the first six months of 2013. In addition, we recognized approximately $91 thousand of royalty income earned from the sale of Forfivo XL™. The royalties relate to sales of Forfivo XL™ by Edgemont during the first six months post product launch. Forfivo XL™ is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

Sales levels achieved for Forfivo XL™, and related royalty income, have been lower than anticipated in the first six months of 2013. Management is actively taking steps to accelerate sales growth of Forfivo XL™.

Revenue for the six months ended June 30, 2012 included a $100 thousand development milestone in respect of our anti-migraine VersaFilm™ oral film product. The milestone became due following the successful completion of the pivotal bioequivalence study.

Research and Development (“R&D”) Expenses

R&D expenses, net of R&D investment tax credits, totaled $215 thousand in the six months ended June 30, 2013, representing a decrease of $336 thousand, or 61%, to the expense of $551 thousand recorded in the same period of last year.

The decrease in R&D expenses is primarily related to i) approximately $176 thousand of costs incurred in the first half of 2012 that were associated with a pilot clinical study that was not repeated in the first half of 2013, and ii) the reversal of approximately $112 thousand of costs accrued for the technical transfer of activities in preparation for manufacturing of Forfivo XL™ to our Contract Manufacturing Organization, Pillar5 Pharma, that were recorded in fiscal 2012 and, following negotiation were subsequently reversed in April 2013.

Included within R&D expenses for the first six months of 2013 are R&D salaries of $284 thousand, of which approximately $5 thousand represents non-cash compensation. This compares to R&D salaries of $305 thousand in the first six months of 2012, of which approximately $9 thousand represented non-cash compensation. The decrease in R&D salaries relates to a temporary vacancy within the R&D department during the second quarter of 2013.

In the six months ended June 30, 2013 we recorded estimated research and development tax credits and refunds of $69 thousand, compared with $50 thousand that was recorded in the same period of the previous year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased by $79 thousand, to $850 thousand, in the first six months of 2013 compared with $771 thousand in the first six months of 2012. The increase is primarily attributable to the addition of Dr. Rajiv Khosla to our management team initially in a consulting capacity through to April, and thereafter as an executive of the Company.

Included in SG&A expenses are approximately $26 thousand (2012: $7 thousand) in non-cash compensation from options granted to management employees in 2011, 2012 and 2013, $6 thousand (2012: $13 thousand) in non-cash compensation from options granted to non-employee directors in 2011, and $11 thousand (2012: $Nil) in non-cash compensation from options granted to consultants in 2012.

Amortization of intangible assets

The amortization of intangible assets expense for the first six months of 2013 totaled $19 thousand, compared with $Nil in the same period of last year. The expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL™. Commercialization of Forfivo XL™ in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $48 thousand for the six months ended June 30, 2013, compared with $29 thousand for the six months ended June 30, 2012.

We expensed approximately $31 thousand in the first six months of 2013 for options granted to our employees in 2011, 2012 and 2013 under the 2006 Stock Option Plan, and approximately $6 thousand for options granted to non-employee directors in 2011, compared with $15 thousand and $13 respectively that was expensed in the same period of the previous year.

We also expensed $11 thousand in the first six months of 2013 for options granted to consultants and $1 thousand in the first six months of 2012 for options granted to investor relation firms for investor relation services.

There remains approximately $229 thousand in stock based compensation to be expensed in fiscal 2013 through 2015, of which $223 thousand relates to the issuance of options to employees and directors of the Company during 2011, 2012 and 2013 and $6 thousand relates to the issuance of options to consultants in 2012. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the Balance Sheet.

				Percentage
In U.S.$ thousands	June 30,	December	Increase/	Increase/
	2013	31, 2012	(Decrease)	(Decrease)
Current Assets	$3,006	$3,656	$(650)	(18%	)
Leasehold improvements and Equipment	507	387	120	31%
Intangible Assets	97	116	(19)	(16%	)
Current Liabilities	644	1,366	(722)	(53%	)
Deferred License Revenue	461	615	(154)	(25%	)
Capital Stock	1	0	1	N/A
Additional Paid-in-Capital	17,171	16,342	829	5%

Current Assets

Current assets totaled $3,006 thousand as at June 30, 2013 compared with $3,656 thousand at December 31, 2012. The decrease of $650 thousand is attributable to a decrease in accounts receivable of approximately $922 thousand and a decrease in prepaid expenses of approximately $8 thousand, partly offset by an increase in cash and cash equivalents of approximately $225 thousand and an increase in investment tax credits receivable of approximately $55 thousand.

Cash and cash equivalents totaled $2,284 thousand as at June 30, 2013 representing an increase of $225 thousand compared to the balance of $2,059 thousand as at December 31, 2012. The increase in cash on hand relates to net cash provided by financing activities of $782 thousand, partly offset with net cash used by operating activities of $314 thousand, net cash used in investing activities of $161 thousand, and an unrealized foreign exchange loss of $82 thousand.

Accounts receivable totaled $360 thousand as at June 30, 2013 compared with $1,282 thousand as at December 31, 2012. Included within the accounts receivable balance as at December 31, 2012 is a $1 million milestone that was invoiced to Edgemont Pharmaceuticals in the fourth quarter of 2012 for the launch of Forfivo XL™. We received payment against this invoice in February 2013.

As of June 30, 2013, prepaid expenses totaled $94 thousand compared with $102 thousand as of December 31, 2012. The decrease relates to the allocation of prepaid expenses to the income statement in the first six months of 2013.

R&D investment tax credits receivable totaled $268 thousand as at June 30, 2013 compared with $213 thousand as at December 31, 2012. The amount receivable as at December 31, 2012 relates to credits accrued throughout fiscal 2012, for which we expect to receive reimbursement in the fourth quarter of 2013.

Leasehold Improvements and Equipment

As at June 30, 2013, the net book value of leasehold improvements and equipment amounted to $507 thousand, compared to $387 thousand at December 31, 2012. In the six months ended June 30, 2013 additions to assets totaled $161 thousand and comprised $160 thousand for pilot plant manufacturing equipment for our VersaFilm™ products and $1 thousand for computer equipment. Depreciation on leasehold improvements and equipment in the six months ended June 30, 2013 amounted to $17 thousand and a foreign exchange loss of $24 thousand was recorded.

Intangible Assets

As at June 30, 2013 NDA acquisition costs of $97 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL™. The asset will be amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL™ in the fourth quarter of 2012.

Current Liabilities

Current liabilities totaled $644 thousand as at June 30, 2013 (December 31, 2012 - $1,366 thousand) and consisted of accounts payable and accrued liabilities of $336 thousand (December 31, 2012 - $1,058 thousand) and the current portion of deferred license revenue of $308 thousand (December 31, 2012 - $308 thousand).

Accounts payable and accrued liabilities of $498 thousand as at June 30, 2013 (December 31, 2012 - $1,058 thousand) include approximately $75 thousand related to research and development activities, approximately $81 thousand related to the acquisition of pilot plant manufacturing equipment for our VersaFilm™ products, approximately $31 thousand relates to professional fees, and approximately $137 thousand relates to accrued payroll liabilities. The decrease in accounts payable and accrued liabilities as at June 30, 2013, compared with December 31, 2012, primarily relates to the payment of invoices received for the fourth quarter of 2012 and outstanding as at December 31, 2012 in respect of R&D activities.

Deferred License Revenue

Pursuant to the execution of a licensing agreement for Forfivo XL™, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL™ are expected to be exclusive. As a result of this policy, we have a deferred revenue balance of $769 thousand at June 30, 2013 (December 31, 2012: $923 thousand) that has not been recognized as revenue, with $461 thousand recognized as the non-current portion and $308 thousand recognized in current assets as the current portion, versus $615 thousand and $308 thousand respectively as at December 31, 2012.

Shareholders’ Equity

As at June 30, 2013 we had accumulated a deficit of $14,859 thousand compared with an accumulated deficit of $14,463 thousand as at December 31, 2012. Total assets amounted to $3,610 thousand and shareholders’ equity totaled $2,505 thousand as at June 30, 2013, compared with total assets and shareholders’ equity of $4,159 thousand and $2,178 thousand respectively, as at December 31, 2012.

Capital Stock

As at June 30, 2012 capital stock amounted to $515 compared to $499 at December 31, 2012. The increase reflects the issuance of 1,584,000 shares and 75,000 shares related to the exercise of warrants and stock options respectively, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $17,171 thousand at June 30, 2013, compared with $16,342 thousand at December 31, 2012. The increase relates in part to $48 thousand for stock based compensation, of which $11 thousand is attributable to the amortization of stock options granted to consultants, and $37 thousand is attributable to the amortization of stock options granted to employees and directors. Additional paid-in capital increased further by $750 thousand for warrants exercised, and by $31 thousand for options exercised.

Key items from the Statement of Cash Flows

			/	Percentage
In U.S.$ thousands	June 30,	June 30,	Increase	Increase/
	2013	2012	(Decrease)	(Decrease)
Operating Activities	$(314)	$(464)	$(150)	(32%	)
Financing Activities	782	$234	$548	234%
Investing Activities	(161)	(242)	(81)	(33%	)
Cash and cash equivalents - end of period	2,284	3,055	(771)	(25%	)

Statement of cash flows

Net cash used by operating activities was $314 thousand in the six months ended June 30, 2013, compared with $464 thousand for the six months ended June 30, 2012. In the first half of 2013, net cash used by operating activities consisted of an operating loss of $312 thousand net of non-cash related expenses of approximately $84 thousand, and a decrease in non-cash operating elements of working capital of $2 thousand.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $782 thousand in the first six months of 2013, compared with $234 thousand provided in the same period of the previous year. The net cash provided in the first half of 2013 resulted from the exercise of warrants and options, whereas the cash provided in the first half of 2012 resulted entirely from the exercise of warrants.

Net cash used in investing activities amounted to $161 thousand in the six months ended June 30, 2013 compared with $242 thousand in the six months ended June 30, 2012. Included within the use of funds in the first half of 2013 is an investment of approximately $160 thousand in new equipment for our VersaFilm™ technology, compared with an investment of approximately $200 thousand in the first half of 2012.

The balance of cash and cash equivalents as at June 30, 2013 amounted to $2,284 thousand, compared with $3,055 thousand at June 30, 2012.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 8, 2013	By:	/s/	Horst Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: August 8, 2013	By:	/s/	Paul Simmons
Paul A. Simmons
Principal Accounting Officer