Form 10-Q
period 2013-09-30
IntelGenx Technologies Corp.
filed 2013-11-08
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes [_]    No [_]

APPLICABLE TO CORPORATE ISSUERS:

53,063,921 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 7, 2013.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

Contents
Consolidated Balance Sheet	2
Consolidated Statement of Shareholders' Equity	3
Consolidated Statement of Comprehensive Loss	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 11

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current
Cash and cash equivalents	$2,551	$2,059
Accounts receivable	55	1,282
Prepaid expenses	222	102
Investment tax credits receivable	212	213
Total Current Assets	3,040	3,656
Leasehold Improvements and Equipment, net	608	387
Intangible Assets (note 4)	87	116
Total Assets	$3,735	$4,159
Liabilities
Current
Accounts payable and accrued liabilities	313	1,058
Deferred license revenue (note 5)	308	308
Total Current Liabilities	621	1,366
Deferred License Revenue, non-current portion (note 5)	386	615
Total Liabilities	1,007	1,981
Shareholders' Equity
Capital Stock (note 6)	1	0
Additional Paid-in-Capital	17,919	16,342
Accumulated Deficit	(15,458)	(14,463)
Accumulated Other Comprehensive Income	266	299
Total Shareholders’ Equity	2,728	2,178
	$3,735	$4,159

See accompanying notes

Approved on Behalf of the Board:

/s/ James B. Boudreau                     Director

/s/ Horst G. Zerbe                             Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2013
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2012	49,890,421	$0	$16,342	$(14,463)	$299	$2,178
Foreign currency translation adjustment	-	-	-	-	(33)	(33)
Warrants exercised (note 7)	3,098,500	1	1,464	-	-	1,465
Options exercised (note 7)	75,000	-	31	-	-	31
Stock-based compensation (note 7)	-	-	82	-	-	82
Net loss for the period	-	-	-	(995)	-	(995)
Balance – September 30, 2013	53,063,921	$1	$17,919	$(15,458)	$266	$2,728

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013		2012
Revenues
Royalties	$28	$-	$119		$-
License and other revenue	72	-	685		120
Total Revenues	100	-	804		120

Expenses
Research and development expense	191	287	406		838
Selling, general and administrative expense	491	404	1,341		1,175
Amortization of tangible assets	7	10	24		27
Amortization of intangible assets	10	-	29		-
Total Costs and Expenses	699	701	1,800		2,040
Loss from Operations	(599)	(701)	(996)		(1,920)
Other Income
Interest and other income	-	3	1		8
Total Other Income	-	3	1		8
Net Loss	(599)	(698)	(995)		(1,912)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	73	109	(33)		128
Comprehensive Loss	$(526)	$(589)	$(1,028)		$(1,784)
Basic and Diluted Weighted Average Number of Shares Outstanding	52,687,253	49,711,617	52,474,772		49,553,305
Basic and Diluted Loss Per Common Share (note 9)	$(0.01)	$(0.01)	$(0.02	) $	(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Funds Provided (Used) -
Operating Activities
Net profit (loss)	$(599)	$(698)	$(995)	$(1,912)
Amortization	17	10	53	27
Stock-based compensation	35	14	82	43
	(547)	(674)	(860)	(1,842)
Changes in assets and liabilities
Accounts receivable	305	245	1,227	118
Prepaid and other assets	(128)	16	(120)	1
Other receivables	56	(34)	1	195
Accounts payable and other accrued liabilities	(23)	(33)	(745)	(416)
Deferred revenue	(74)	-	(228)	1,000
Net change in assets and liabilities	136	194	135	898
Net cash provided (used) by operating activities	(411)	(480)	(725)	(944)

Financing Activities
Proceeds from exercise of warrants and stock options	714	103	1,496	337
Net cash provided by financing activities	714	103	1,496	337

Investing Activities
Additions to property and equipment	(99)	(6)	(260)	(248)
Net cash used in investing activities	(99)	(6)	(260)	(248)

Increase (Decrease) in Cash and Cash Equivalents	204	(383)	511	(855)
Effect of Foreign Exchange on Cash and Cash Equivalents	63	96	(19)	118
Cash and Cash Equivalents
Beginning of Period	2,284	3,055	2,059	3,505
End of Period	$2,551	$2,768	$2,551	$2,768

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2013
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2013
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
September 30, 2013
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

In July 2013, the FASB issued Update No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application is permitted. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations.

4.	Intangible Assets

As of September 30, 2013 NDA acquisition costs of $87 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

5.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Upon entering into the licensing agreement with Edgemont Pharmaceuticals the Company received an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue is being amortized in income over a period of 39 months, which is the minimum period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, the Company has a deferred revenue balance of $694 thousand at September 30, 2013 that has not been recognized as revenue.

6.	Capital Stock

	September 30,	December 31,
	2013	2012
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
53,063,921 (December 31, 2012 - 49,890,421) common shares	$531	$499

7.	Additional Paid-In Capital

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
September 30, 2013
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

On August 6, 2013 the Company granted 35,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.65 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $10 thousand, using the following assumptions:

Expected volatility	75%
Expected life	3.13 years
Risk-free interest rate	0.62%
Dividend yield	Nil

During the nine month period ended September 30, 2013 a total of 75,000 (2012 - Nil) stock options were exercised for 75,000 (2012 - Nil) common shares having a par value of $0 thousand in aggregate, for cash consideration of $31 thousand (2012 - $Nil), resulting in an increase in additional paid-in capital of $31 thousand (2012 - $Nil).

Compensation expenses for stock-based compensation of $82 thousand and $43 thousand were recorded during the nine month period ended September 30, 2013 and 2012 respectively. Of the amount expensed in 2013, $67 thousand (2012 - $41 thousand) relates to stock options granted to employees and directors, and $15 thousand (2012 - $1 thousand) relates to options granted to independent third party consultants. In addition, $1 thousand was expensed in 2012 related to stock options granted to investor relations firms as compensation for investor relation services. As at September 30, 2013, the Company has $202 thousand (2012 - $63 thousand) of unrecognized stock-based compensation.

Warrants

During the nine month period ended September 30, 2013 a total of 3,098,500 (2012 - 1,424,981) warrants were exercised for 3,098,500 (2012 - 945,393) common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,465 thousand (2012 - $337 thousand), resulting in an increase in additional paid-in capital of $1,464 thousand (2012 - $337 thousand).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2013
(Expressed in U.S. Funds)
(Unaudited)

8.	Related Party Transactions

Included in management salaries for the nine months ended September 30, 2013 are $8 thousand (2012 - $5 thousand) for options granted to the Chief Executive Officer, $24 thousand (2012 - $Nil) for options granted to the Chief Operating Officer and $19 thousand (2012 - $4 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $8 thousand (2012 - $20 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $63 thousand (2012 - $80 thousand) for attendance to board meetings and audit committee meetings and $66 thousand (2012 - $Nil) for fees paid to a director under a management consultancy agreement.

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

10.	Comparative Figures

Certain reclassifications of September 30, 2012 amounts have been made to facilitate comparison with the current period.

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

We have also undertaken a strategy under which we will work with pharmaceutical companies in order to develop new dosage forms for pharmaceutical products for which patent protection is nearing expiration. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of three to five years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials, other than bioavailability studies, conducted by or for the sponsor.

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

Key Developments

ANDA for Buprenorphine/Naloxone Sublingual Film Product for the Treatment of Opiate Addiction:

On July 22, 2013 we announced that an Abbreviated New Drug Application (“ANDA”) has been submitted to the U.S. Food and Drug Administration (“FDA”) for approval of a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence. The ANDA was filed by our U.S. based co-development and commercialization partner for this product, Par Pharmaceutical Companies, Inc.. The reference listed drug is Suboxone® (buprenorphine and naloxone) Sublingual Film.

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

The FDA approved Suboxone® Sublingual Film in October of 2002 for use in the treatment of opioid addiction. Suboxone® Sublingual Film is a registered trademark of Reckitt Benckiser Pharmaceuticals. Suboxone® Sublingual Film contains the two active ingredients: buprenorphine and naloxone.

Naloxone is used to block the effect of opioids. Buprenorphine is a partial opioid agonist that stimulates opioid receptors but does not produce the same effects as an opioid. In other words it does not produce a euphoric "high" effect. The combination of these two actives has been shown to be efficacious in managing the treatment of opioid addiction. Suboxone® Sublingual Film is most often taken sublingually (dissolved under the tongue). Taken properly, it can reduce opioid use, help patients to be successfully managed in an addiction rehabilitation program, and suppress the symptoms of opioid withdrawal. Suboxone® Sublingual Film is the most commonly prescribed medication that is administered to patients during the maintenance phase of treatment. Unlike methadone, Suboxone® Sublingual Film has a lower potential for overdose and abuse. This enables Certified Doctors, in certain circumstances, to prescribe take home supplies of Suboxone® Sublingual Film.

On August 26, 2013 we announced that, in response to filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 and 8,017,150, each of which relate to Suboxone® Sublingual Film. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. Since Paragraph IV litigation is a regular part of the ANDA process, we do not expect any unanticipated impact on our already planned development schedule. In accordance with the terms of the co-development and commercialization agreement, the costs of defending this litigation will be borne by Par Pharmaceutical Inc.

On October 8, 2013 we received confirmation that Actavis plc has filed an ANDA with the FDA seeking approval to market Buprenorphine Hydrochloride and Naloxone Hydrochloride Sublingual Film 2 mg/0.5 mg and 8 mg/2 mg. Reckitt Benckiser Pharmaceuticals, Inc., RB Pharmaceuticals Limited and MonoSol Rx, LLC filed suit against Actavis on October 8, 2013, in the U.S. District Court for the District of Delaware seeking to prevent Actavis from commercializing its ANDA product prior to the expiration certain of U.S. patents. The lawsuit was filed under the provisions of the Hatch-Waxman Act, resulting in a stay of final FDA approval of Actavis' ANDA for up to 30 months from the date the plaintiffs received notice of Actavis' ANDA filing or until final resolution of the matter before the court, whichever occurs sooner, subject to any other exclusivities. Based on available information, including a submission date listed on FDA's Paragraph IV Patent Certifications web site that is consistent with the date of Actavis' ANDA filing, Actavis believes it may be a "first applicant" to file an ANDA for a generic version of Suboxone® Sublingual Film and, should its ANDA be approved, may be entitled to 180 days of generic market exclusivity.

NDA for Anti-Migraine VersaFilm™ Oral Film Product:

On June 18, 2013 we announced that the FDA has assigned a Prescription Drug User Fee Act ("PDUFA") action date of February 3, 2014 for the review of our New Drug Application ("NDA") for the marketing approval of our anti-migraine VersaFilm™ oral film product. We had previously announced that, together with our co-development partner RedHill Biopharma Ltd ("RedHill"), we had submitted a 505(b)(2) NDA to the FDA for a novel, oral thin-film formulation, based on our proprietary VersaFilm™ technology containing Rizatriptan, the active drug in Merck & Co ("Merck") Maxalt-MLT® orally disintegrating tablets. According to Merck's most recent annual report, sales of Maxalt® were $638 million in 2012. The FDA confirmed that our application is sufficiently complete to permit a substantive review in accordance with the FDA's "standard" classification process.

Forfivo XL®:

On August 22, 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an ANDA to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States.

IntelGenx intends to vigorously enforce its intellectual property rights for Forfivo XL® and will pursue all available legal and regulatory pathways in defense of Forfivo XL®, which is currently protected by an issued patent listed in the FDA's Approved Drug Products List (Orange Book).

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations for the nine month period ended September 30, 2013 compared with the nine month period ended September 30, 2012.

				Percentage
In U.S.$ thousands			Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenue	$804	$120	$684	570%

Research and Development Expenses	406	838	(432)	(52%	)
Selling, General and Administrative Expenses	1,341	1,175	166	14%
Amortization of tangible assets	24	27	(3)	(11%	)
Amortization of intangible assets	29	-	29	N/A
Net Loss	(995)	(1,912)	(917)	(48%	)

Revenue

Total revenue in the first nine months of 2013 increased to $804 thousand, compared with $120 thousand in the same period of 2012, and represents an increase of $684 thousand, or 570%.

Revenue for the 9 months ended September 30, 2013 includes $256 thousand related to a development milestone for our VersaFilm™ buprenorphine/naloxone product for the treatment of opiate addiction. The milestone became due following the successful completion of the pivotal bioequivalence study.

Also included in revenue for the first nine months of 2013 is $201 thousand related to a development milestone for our anti-migraine VersaFilm™ oral film product. The milestone became due following confirmation that our NDA submission to the FDA is sufficiently complete to permit a substantive review in accordance with the FDA's "standard" classification process.

Revenue recorded in the first 9 months of 2013 also includes $347 thousand related to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we recognized $230 thousand in income during the first nine months of 2013. In addition, we recognized approximately $117 thousand of royalty income earned from the sale of Forfivo XL®. The royalties relate to sales of Forfivo XL® by Edgemont during the first nine months post product launch. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

Sales levels achieved for Forfivo XL®, and related royalty income, have been lower than anticipated in the first nine months of 2013. Management is actively taking steps to accelerate sales growth of Forfivo XL®.

Revenue for the nine months ended September 30, 2012 included a $100 thousand development milestone in respect of our anti-migraine VersaFilm™ oral film product. The milestone became due following the successful completion of the pivotal bioequivalence study.

Research and Development (“R&D”) Expenses

R&D expenses, net of R&D investment tax credits, totaled $406 thousand in the nine months ended September 30, 2013. This represents a decrease of $432 thousand, or 52%, to the net amount of $838 thousand expensed in the same period of last year.

The decrease in R&D expenses is primarily related to i) approximately $229 thousand of costs incurred in 2012 that were associated with pilot clinical studies that were not repeated in 2013, ii) the reversal of approximately $112 thousand of costs accrued for the technical transfer of activities in preparation for manufacturing of Forfivo XL® to our Contract Manufacturing Organization that were recorded in fiscal 2012 and, following negotiation, subsequently reversed in April 2013, and iii) reduced salaries costs of $42 thousand.

Included within R&D expenses for the first nine months of 2013 are R&D salaries of $427 thousand, of which approximately $6 thousand represents non-cash compensation. This compares to R&D salaries of $469 thousand in the first nine months of 2012, of which approximately $11 thousand represented non-cash compensation. The decrease in R&D salaries relates to a reduction of one headcount since Q4, 2012, together with a temporary vacancy during the second quarter of 2013.

In the nine months ended September 30, 2013 we recorded estimated research and development tax credits and refunds of $102 thousand, compared with $75 thousand recorded in the same period of the previous year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $1,341 thousand in the first nine months of 2013 compared with $1,175 thousand in the same period of the previous year. The increase is primarily attributable to the addition of Dr. Rajiv Khosla to our management team initially in a consulting capacity through to April, and thereafter as an executive of the Company.

Included in SG&A expenses are approximately $53 thousand (2012: $9 thousand) in non-cash compensation from options granted to management employees in 2011, 2012 and 2013, $20 thousand (2012: $13 thousand) in non-cash compensation from options granted to non-employee directors in 2011, and $15 thousand (2012: $Nil) in non-cash compensation from options granted to consultants in 2012.

Amortization of intangible assets

The expense recorded to amortize intangible assets during the first nine months of 2013 totaled $29 thousand, compared with $Nil during the same period of last year. The expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $82 thousand for the nine months ended September 30, 2013, compared with $43 thousand for the nine months ended September 30, 2012.

We expensed approximately $59 thousand in the first nine months of 2013 for options granted to our employees in 2011, 2012 and 2013 under the 2006 Stock Option Plan, and approximately $8 thousand for options granted to non-employee directors in 2011, compared with $22 thousand and $20 respectively that was expensed in the same period of the previous year.

We also expensed $15 thousand in the first nine months of 2013 for options granted to consultants and $1 thousand in the first nine months of 2012 for options granted to investor relation firms for investor relation services.

There remains approximately $202 thousand in stock based compensation to be expensed in fiscal 2013 through 2015, of which $200 thousand relates to the issuance of options to employees and directors of the Company during 2011, 2012 and 2013 and $2 thousand relates to the issuance of options to consultants in 2012. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the Balance Sheet

				Percentage
In U.S.$ thousands	September	December	Increase/	Increase/
	30, 2013	31, 2012	(Decrease)	(Decrease)
Current Assets	$3,040	$3,656	$(616)	(17%	)
Leasehold improvements and Equipment	608	387	221	57%
Intangible Assets	87	116	(29)	(25%	)
Current Liabilities	621	1,366	(745)	(55%	)
Deferred License Revenue	386	615	(229)	(37%	)
Capital Stock	1	0	1	N/A
Additional Paid-in-Capital	17,919	16,342	1,577	10%

Current Assets

Current assets totaled $3,040 thousand as at September 30, 2013 compared with $3,656 thousand at December 31, 2012. The decrease of $616 thousand is attributable to a decrease in accounts receivable of approximately $1,227 thousand and a decrease in investment tax credits receivable of approximately $1 thousand, partly offset by an increase in cash and cash equivalents of approximately $492 thousand and an increase in prepaid expenses of approximately $120 thousand.

Cash and cash equivalents totaled $2,551 thousand as at September 30, 2013 representing an increase of $492 thousand compared to the balance of $2,059 thousand as at December 31, 2012. The increase in cash on hand relates to net cash provided by financing activities of $1,496 thousand, partly offset with net cash used by operating activities of $725 thousand, net cash used in investing activities of $260 thousand, and an unrealized foreign exchange loss of $19 thousand.

Accounts receivable totaled $55 thousand as at September 30, 2013 compared with $1,282 thousand as at December 31, 2012. Included within the accounts receivable balance as at December 31, 2012 is a project development milestone of $1 million that was invoiced to Edgemont Pharmaceuticals in the fourth quarter of 2012 for the launch of Forfivo XL®. We received payment against this invoice in February 2013.

As of September 30, 2013, prepaid expenses totaled $222 thousand compared with $102 thousand as of December 31, 2012. The increase relates to amounts paid for the preparation of our financing activities, which are expected to conclude in the fourth quarter of 2013.

R&D investment tax credits receivable totaled $212 thousand as at September 30, 2013 compared with $213 thousand as at December 31, 2012.

Leasehold Improvements and Equipment

As at September 30, 2013, the net book value of leasehold improvements and equipment amounted to $608 thousand, compared to $387 thousand at December 31, 2012. In the nine months ended September 30, 2013 additions to assets totaled $260 thousand and comprised $252 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $5 thousand for equipment in our R&D laboratories, and $3 thousand for computer equipment. Depreciation on leasehold improvements and equipment in the nine months ended September 30, 2013 amounted to $24 thousand and an unrealized foreign exchange loss of $15 thousand was recorded.

Intangible Assets

As at September 30, 2013 NDA acquisition costs of $87 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months. Amortization commenced upon commercial launch of Forfivo XL®™ in the fourth quarter of 2012.

Current Liabilities

Current liabilities totaled $621 thousand as at September 30, 2013 (December 31, 2012 - $1,366 thousand) and consisted of accounts payable and accrued liabilities of $313 thousand (December 31, 2012 - $1,058 thousand) and the current portion of deferred license revenue of $308 thousand (December 31, 2012 - $308 thousand).

Accounts payable and accrued liabilities of $313 thousand as at September 30, 2013 (December 31, 2012 - $1,058 thousand) include approximately $39 thousand related to research and development activities, approximately $123 thousand relates to professional fees, and approximately $135 thousand relates to accrued payroll liabilities. The decrease in accounts payable and accrued liabilities as at September 30, 2013, compared with December 31, 2012, primarily relates to the payment in the first quarter of 2013 of invoices received during the fourth quarter of 2012 that were outstanding as at December 31, 2012 in respect of R&D activities.

Deferred License Revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we have a deferred revenue balance of $694 thousand at September 30, 2013 (December 31, 2012: $923 thousand) that has not been recognized as revenue, with $386 thousand recognized as the non-current portion and $308 thousand recognized in current assets as the current portion, compared with $615 thousand and $308 thousand respectively as at December 31, 2012.

Shareholders’ Equity

As at September 30, 2013 we had accumulated a deficit of $15,458 thousand compared with an accumulated deficit of $14,463 thousand as at December 31, 2012. Total assets amounted to $3,735 thousand and shareholders’ equity totaled $2,728 thousand as at September 30, 2013, compared with total assets and shareholders’ equity of $4,159 thousand and $2,178 thousand respectively, as at December 31, 2012.

Capital Stock

As at September 30, 2012 capital stock amounted to $531 compared to $499 at December 31, 2012. The increase reflects the issuance of 3,098,500 shares and 75,000 shares related to the exercise of warrants and stock options respectively, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $17,919 thousand at September 30, 2013, compared with $16,342 thousand at December 31, 2012. The increase relates in part to $82 thousand for stock based compensation, of which $15 thousand is attributable to the amortization of stock options granted to consultants, and $67 thousand is attributable to the amortization of stock options granted to employees and directors. Additional paid-in capital increased further by $1,464 thousand for warrants exercised, and by $31 thousand for options exercised.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	September	September	Increase/	Increase/
	30, 2013	30, 2012	(Decrease)	(Decrease)
Operating Activities	$(725)	$(944)	$(219)	(23%	)
Financing Activities	1,496	$337	$1,159	344%
Investing Activities	(260)	(248)	12	5%
Cash and cash equivalents - end of period	2,551	2,768	(217)	(8%	)

Statement of cash flows

Net cash used by operating activities was $725 thousand in the nine months ended September 30, 2013, compared with $944 thousand for the nine months ended September 30, 2012. In the first nine months of 2013, net cash used by operating activities consisted of an operating loss of $860 thousand (2012 - $1,842 thousand) net of non-cash related expenses of approximately $135 thousand (2012 - $70 thousand), and an increase in non-cash operating elements of working capital of $135 thousand (2012 - $898 thousand).

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $1,496 thousand in the first nine months of 2013, compared with $337 thousand provided in the same period of the previous year. The net cash provided in the nine months ending September 30, 2013 resulted from the exercise of warrants ($1,465 thousand) and options ($31 thousand), whereas the cash provided in the same period of the previous year resulted entirely from the exercise of warrants.

Net cash used in investing activities amounted to $260 thousand in the nine months ended September 30, 2013 compared with $248 thousand in the same period of the previous year. Included within the use of funds in the first nine months of 2013 is an investment of approximately $252 thousand in new equipment for our VersaFilm™ technology, compared with an investment of approximately $207 thousand in the first nine months of 2012.

The balance of cash and cash equivalents as at September 30, 2013 amounted to $2,551 thousand, compared with $2,768 thousand at September 30, 2012.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 8, 2013	By:	/s/ Horst Zerbe
Horst G. Zerbe
President, C.E.O. and Director

Date: November 8, 2013	By:	/s/ Paul Simmons
Paul A. Simmons
Principal Accounting Officer