Form 10-K
period 2013-12-31
IntelGenx Technologies Corp.
filed 2014-03-11
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [   ]     No [X]

As of June 30, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $28,352,182 based on the closing price of the registrant’s common shares of U.S. $0.55, as reported on the OTCQX on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 08, 2014
Common Stock, $.00001 par value	62,600,656 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CAD$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2013 closing rate reported by the Bank of Canada, being U.S. $1.00 = CAD$1.0636.

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

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) VersaFilm™, an Oral Film technology, (2) VersaTab™, a Multilayer Tablet technology, and (3) AdVersa™, a Mucoadhesive Tablet technology.

The Oral Film technology consists of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia (USP) components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm™ technology is designed to provide a rapid response compared to existing conventional tablets. The VersaFilm™ technology is intended for indications requiring rapid onset of action, such as migraine, opioid dependence, motion sickness, erectile dysfunction, and nausea.

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

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” drugs are essentially copies of drugs that have already received FDA approval). Of the eleven projects currently in our product portfolio, three utilize our VersaTab™ technology, five utilize our VersaFilm™ technology, one utilizes our AdVersa™ technology and the technology behind two of our projects remains, in accordance with our contractual obligations, confidential.

INT0001/2004: This is the most advanced generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. We are working with our partner to progress pivotal development activities.

INT0004/2006: We developed a new, higher strength of the antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL®, and, in November 2011, the FDA approved the drug for patients with Major Depressive Disorder. In February 2012, we entered into an agreement with Edgemont Pharmaceuticals LLC (“Edgemont”) for commercialization of the product in the United States. Under the terms of the agreement, Edgemont obtained certain exclusive rights to market and sell the product in the U.S. In exchange we received a $1.0 million upfront payment, will receive launch related milestones totaling up to $4.0 million, and are eligible for additional milestones upon achieving certain sales and exclusivity targets of up to a further $23.5 million. We also receive tiered double-digit royalties on the net sales of the product. The agreement has no expiry date but may be terminated in the event of, without limitation (i) failure by either us or Edgemont to perform our respective obligations under the agreement; (ii) if either party files a petition for bankruptcy or insolvency or otherwise winds up, liquidates or dissolves its business, or (iii) otherwise by mutual consent of the parties. The agreement also contains customary confidentiality, indemnification and intellectual property protection provisions.

The product was launched in the U.S. in October 2012 under the brand name Forfivo XL®. As of December 31, 2013 we have received an upfront payment of $1 million and a $1 million milestone payment related to the launch. We commenced receiving royalty payments in the first quarter of 2013 and received total royalties of $171 thousand in the year ended December 31, 2013.

In August 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an Abbreviated New Drug Application ("ANDA") to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States. We intend to vigorously enforce our intellectual property rights for Forfivo XL® and will pursue all available legal and regulatory pathways in defense of the product, which is currently protected by an issued patent listed in the FDA's Approved Drug Products List (Orange Book).

INT0007/2006: An oral film product based on our proprietary edible film technology is currently in the optimization stage. The product contains the active ingredient Tadalafil and is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the third quarter of 2010 indicate that the product is bioequivalent with the brand product, Cialis®. A second clinical trial comparing an alternative formulation with the reference listed drug (RLD) was completed in the first quarter of 2013. The results of this study suggest the potential to develop a faster acting Tadalafil using our VersaFilm™ product. An alternative bioequivalent formulation is currently undergoing clinical testing.

INT0008/2007: In March, 2013 we submitted a 505(b)(2) new drug application (“NDA”) to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with the co-development and commercialization agreement with RedHill Biopharma Ltd. using IntelGenx' proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

In June, 2013 the FDA assigned a Prescription Drug User Fee Act ("PDUFA") action date of February 3, 2014 for the review of the NDA for marketing approval.

In February, 2014 we received a Complete Response Letter (“CRL”) from the FDA. A CRL is issued by the FDA's Center for Drug Evaluation and Research to inform companies that certain questions and deficiencies remain that preclude the approval of the application in its present form. The questions raised by the FDA in the CRL regarding the NDA for our anti-migraine VersaFilm™ product primarily relate to third party Chemistry, Manufacturing and Controls ("CMC") and to the packaging and labeling of the product. No questions or deficiencies were raised relating to the product's safety and the FDA's CRL does not require additional clinical studies. We believe that the majority of issues raised by the FDA were addressed in an amendment submitted by us to the FDA in January, 2014 that has yet to be reviewed.

On March 3, 2014 we announced that we submitted a response to the CRL which, we believe, addresses all the issues raised in the CRL.

INT0024/2010: An oral tablet product based on our proprietary multilayer tablet technology is currently in the development stage. An interaction study was conducted in the third quarter of 2012 and yielded positive results. The product is intended for the treatment of idiopathic pulmonary fibrosis. The continuation of the project will depend upon further guidance from our development and commercialization partner, Pacific Therapeutics.

INT0027/2011: In accordance with a co-development and commercialization agreement with Par Pharmaceutical Companies, Inc. (“Par”), we developed an oral controlled-release film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence. The reference listed drug is Suboxone® Sublingual Film. A bioequivalent film formulation was developed, scaled-up, and pivotal batches manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

In August 2013 we learned that, in response to filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we do not expect any unanticipated impact on our already planned development schedule.

INT0028/2011: We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal muco-adhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. A clinical biostudy undertaken in 2009 on the muco-adhesive tablet developed by us and based on our proprietary AdVersa™ technology indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to US Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project.

INT0030/2011: An oral film product based on our proprietary edible film technology is currently in the development stage. The product is intended for the animal health market. An initial acceptability study of the placebo in dogs indicated that the product is well accepted.

INT0036/2013: An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of central nervous system (“CNS”) disorders.

INT0037/2013: A product based on one of our proprietary technologies is currently in the early development stage. The product is being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. In accordance with confidentiality clauses contained in the agreement, the specifics of the product descriptions, platform technologies and financial terms remain confidential.

INT0039/2013: A product based on one of our proprietary technologies is currently in the early development stage. The product is being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. In accordance with confidentiality clauses contained in the agreement, the specifics of the product descriptions, platform technologies and financial terms remain confidential.

The current development status of each of our products as of the date of this report is summarized in the following table:

Product	Indication	Status of Development
INT0001/2004	CHF (Coronary Heart Failure), Hypertension	Pivotal development activities ongoing.
INT0004/2006	Antidepressant	FDA-approved November 2011. Commercially launched in USA as Forfivo XL® in October 2012.
INT0007/2006	Erectile Dysfunction	Pilot biostudy ongoing.
INT0008/2007	Migraine	NDA filed. Preparing response to CRL received from FDA February 2014.
INT0024/2010	Idiopathic pulmonary fibrosis	Interaction study completed. Formulation optimization in preparation.
INT0027/2011	Opioid dependence	ANDA submitted to FDA, awaiting decision on approval for review.
INT0028/2011	Cancer pain	Formulation development ongoing.
INT0030/2011	Animal health	Formulation development ongoing.
INT0036/2012	CNS disorders	Formulation development ongoing.
INT0037/2013	Undisclosed	Formulation development ongoing.
INT0039/2013	Undisclosed	Formulation development ongoing.

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing market leading pharmaceutical products, (2) developing generic drugs with high barriers to entry, and (3) developing new drug delivery technologies.

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

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Monosol Rx, Tesa-Labtec GmbH, BioDelivery Sciences International, Inc. and LTS Lohmann Therapy Systems Corp., have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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

  Our ability to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) and any other regulatory requirements; and

  Our ability to obtain financing.

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities and in our manufacturing technology expertise, in order to further strengthen our technology base and to develop the ability to manufacture our products through our manufacturing partners at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

  Our diversified pipeline;

  Our ability to swiftly develop products through to regulatory approval; and

  The versatility of our drug delivery technology.

Manufacturing Partnership

We currently manufacture products only for testing purposes in our own laboratories, and we do not manufacture products for pivotal clinical trials or for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we plan to establish a pilot plant for the manufacture of larger scale test batches of products developed using our VersaFilm™ drug delivery technology. VersaFilm™ is IntelGenx' immediate release polymeric film technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. VersaFilm™ provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. We expect to establish our pilot manufacturing facility by December 31, 2014.

We formed a strategic alliance with LTS Lohmann Therapie-Systeme AG ("LTS") for the manufacturing of certain products developed by us using our VersaFilm™ technology. LTS is regarded as a pioneer in the development and production of transdermal and film form oral systems and has become one of the world's leading suppliers for the international pharmaceutical industry.

We formed a strategic manufacturing partnership with Pillar5 Pharma Inc. (“Pillar5”). This manufacturing partnership secures the production of clinical test batches and commercial products for our VersaTab™ and AdVersa™ tablet products.

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

We have obtained four (4) patents and have an additional five (5) pending patent applications, as described below. The patents expire 20 years after submission of the initial application.

Patent No.	Title	Subject	Date submitted / issued / expiration
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued November 7, 2006 Expires April 16, 2022
US Appl. 11/647,033	Multilayer tablet	Formulation of multilayered tablets	Notice of allowance received February 4, 2014
US Appl. 11/782,838	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Notice of allowance received February 14, 2014
US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027
US Appl. 12/836,810	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Filed July 15, 2010
US Appl. 12/963,132	Oral film dosage forms and methods for making same	Optimization of film strip technology	Filed December 8, 2010
US Appl. 13/079,348	Solid oral dosage forms comprising tadalafil	Formulation of oral films containing tadalafil	Filed April 04, 2011

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

  After successful completion of the required clinical testing, submission to the FDA of a NDA, or an ANDA, for generic drugs. In certain cases, an application for marketing approval may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. Such applications, known as a 505(b)(2) NDA, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication;

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2013 decreased by $1,162 thousand to $561 thousand, compared with $1,723 thousand for the year ended December 31, 2012. The decrease in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development facility located in Ville Saint-Laurent, Quebec.

Employees

As of the date of this filing, we have 12 full-time and no part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $16,102 thousand since our inception in 2003 through December 31, 2013. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009 were $948 thousand, $1,198 thousand, $440 thousand, $1,337 thousand, and $1,279 thousand respectively. Our revenues in 2013 consisted primarily of royalty income and the amortization of deferred revenue related to the commercialization of Forfivo XL®, our first FDA-approved product, which was commercialized in October 2012, and milestone payments related to the development of our anti-migraine and opioid dependence VersaFilm™ products. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Monosol Rx, Tesa-Labtec GmbH, BioDelivery Sciences International, Inc. and LTS Lohmann Therapy Systems Corp. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

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

Our products cannot be marketed in the United States without FDA approval. Obtaining FDA approval requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. We rely on our partners for the preparation of applications and for obtaining regulatory approvals. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our partner`s products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market. In addition, both before and after regulatory approval, we, our partners, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, cGMP, adverse event reporting, labeling, advertising, promotion, distribution, and export. Our partners and we are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our partners, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own four U.S. patents and have applied for five U.S. patents, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our partners.

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

We expect to file or have our partners file NDAs or ANDAs for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our partners are successful, could have a materially adverse effect on our business, financial condition and results of operations.

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

Directors and Officers hold 17.6% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” on page 29. As a result, such shareholders, acting together, may have the ability to control matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Changes in the independence of our directors could result in governance risks.

Currently, we have a majority of independent directors, but in the future we cannot guarantee that our Board of Directors (the “Board”) will always have a majority of independent directors. In the absence of a majority of independent directors, our chief executive officer, who is also a principal shareholder and director, could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between us and our shareholders generally and the controlling officers, stockholders or directors.

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

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase stockholder transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

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

If we are the subject of securities analyst reports or if any securities analyst downgrades our common stock or our sector, the price of our common stock could be negatively affected.

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. In addition, if a securities or industry analyst downgrades the outlook for our stock or one of our competitors’ stocks, the trading price of our common stock may also be negatively affected.

Future sales of our common stock by our existing stockholders may negatively impact the trading price of our common stock.

If a substantial number of our existing stockholders decide to sell shares of their common stock in the public market following the completion of this offering, the price at which our common stock trades could decline. Additionally, the public market’s perception that such sales might occur may also depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy 3,500 square feet of leased space at a rate of CAD$8.88/square foot in an industrial zone at 6425 Abrams, Ville St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. We extended the term of the lease agreement to, most recently, the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6410-6420 Abrams. Before the end of 2014 we plan to occupy approximately 16,000 square feet of leased space at a rate of approximately CAD$11.46/square foot for the first five years of a ten year renewable lease agreement, and at a rate of approximately CAD$12.46/square foot thereafter. We plan to utilize approximately 9,500 square feet of the new facility to establish pilot plant manufacturing capabilities for our thin film VersaFilm™ products, approximately 3,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

ITEM 3. LEGAL PROCEEDINGS

In August 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an ANDA to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States. We intend to vigorously enforce our intellectual property rights for Forfivo XL® and will pursue all available legal and regulatory pathways in defense of the product, which is currently protected by an issued patent listed in the FDA's Approved Drug Products List (Orange Book).

In August 2013 we learned that, in response to the July 2013 filing of an ANDA by Par, for our generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense.

There are no additional material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such additional actions against us are contemplated or threatened.

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

	OTCQX/OTCBB		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CAD$)	(CAD$)
2013
Fourth Quarter	$0.57	$0.48	$0.60	$0.50
Third Quarter	$0.72	$0.49	$0.74	$0.51
Second Quarter	$0.70	$0.53	$0.70	$0.55
First Quarter	$0.75	$0.45	$0.73	$0.48

2012
Fourth Quarter	$0.73	$0.56	$0.75	$0.54
Third Quarter	$0.67	$0.46	$0.70	$0.54
Second Quarter	$0.58	$0.45	$0.59	$0.45
First Quarter	$0.74	$0.45	$0.75	$0.46

Number of Shareholders

On March 04, 2014 there were approximately 56 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2013, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2013, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

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

Key Developments

There were a number of key events in the strategic development of our company throughout 2013, and subsequent to the end of the year, most notably:

Product-related

Anti-depressant tablet, Forfivo XL®

Forfivo XL®, our first FDA approved product, was launched in October 2012 and is being marketed in the United States under the terms of a license agreement between us and Edgemont Pharmaceuticals. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL® is bupropion, the same active ingredient used in the well-known antidepressant product Wellbutrin XL®. Prior to the launch of Forfivo XL®, most patients in the US requiring a 450mg dose of bupropion had been taking multiple tablets to achieve their 450mg dose requirement. With Forfivo XL® now available in the US, these patients can simplify their dosing regimen to a single Forfivo XL tablet, once-daily.

The commercialization of Forfivo XL® triggered launch-related milestone payments to us of up to $4.0 million, of which $1 million was received in Q1, 2013, and additional milestones upon achieving certain sales and exclusivity targets of up to a further $23.5 million. We also receive tiered, double-digit, royalties on net sales of Forfivo XL®. We recorded total revenue for Forfivo in 2013 of approximately $492 thousand.

In August 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an ANDA to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States. We intend to vigorously enforce our intellectual property rights for Forfivo XL® and will pursue all available legal and regulatory pathways in defense of the product, which is currently protected by an issued patent listed in the FDA's Approved Drug Products List (Orange Book).

Anti-migraine Film

In March, 2013 we submitted a 505(b)(2) NDA to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with the co-development and commercialization agreement with RedHill Biopharma Ltd. using IntelGenx' proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

In June, 2013 the FDA assigned a PDUFA action date of February 3, 2014 for the review of the NDA for marketing approval.

Subsequent to the end of the year, in February, 2014 we received a Complete Response Letter (“CRL”) from the FDA. A CRL is issued by the FDA's Center for Drug Evaluation and Research to inform companies that certain questions and deficiencies remain that preclude the approval of the application in its present form. The questions raised by the FDA in the CRL regarding the NDA for our anti-migraine VersaFilm™ product primarily relate to third party Chemistry, Manufacturing and Controls ("CMC") and to the packaging and labeling of the product. No questions or deficiencies were raised relating to the product's safety and the FDA's CRL does not require additional clinical studies. We believe that the majority of issues raised by the FDA were addressed in an amendment submitted by us to the FDA in January, 2014 that has yet to be reviewed. We will work with the FDA to address the remaining questions in the CRL and plan to submit the requested information within a few weeks.

Opioid dependence Film

In accordance with a co-development and commercialization agreement with Par, we developed an oral controlled-release film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence. The reference listed drug is Suboxone® Sublingual Film. A bioequivalent film formulation was developed, scaled-up, and pivotal batches manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

In August 2013we learned that, in response to filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we do not expect any unanticipated impact on our already planned development schedule.

Two new (undisclosed) projects

Subsequent to the end of the year, in January 2014 we announced the signing of another development and commercialization agreement with Par Pharmaceutical, Inc. for two new products.

Under the terms of the agreement, Par has obtained certain exclusive rights to market and sell our products in the USA. In exchange we will receive upfront and milestone payments, together with a share of the profits upon commercialization. In accordance with confidentiality clauses contained in the agreement, the specifics of the product descriptions, platform technologies and financial terms remain confidential.

Corporate

Leadership succession

In April 2013 we announced that Rajiv Khosla, RPh, PhD, MBA would assume the role of President and Chief Executive Officer, succeeding Horst G. Zerbe, PhD, with effect from January 1, 2014. Dr. Zerbe will remain as Chairman of the Board of Directors and continue to provide expertise in research and development, and manufacturing.

Dr. Khosla held the positions of Chief Operating Officer and Chief Scientific Officer throughout the transitional period of 2013 and was a member of the our Board of Directors for the previous two years. Dr. Khosla has remarkable experience and credentials including, among other senior positions, five years as Vice President of Business Development at Biovail Corporation, a Canadian pharmaceutical company operating internationally. Whilst there, he successfully led the transaction process for more than 75 deal opportunities in a variety of therapeutic areas.

Dr. Khosla holds a Ph.D. in pharmaceutical science, with a thesis on Oral Drug Delivery Technology; an Executive MBA from the Henley Business School in England, a Bachelor of Pharmacy (Honours) from the University of Nottingham, England and is a registered pharmacist in the UK.

Dr. Khosla’s biography can be found on our website at http://www.intelgenx.com/aboutus/mngmt.html.

$3.5 Million Public Offering

In December 2013 we announced the closing of a registered public offering raising gross proceeds of approximately $3.5 million.

Earlier in the same month we entered into securities purchase agreements with certain accredited investors for the issuance and sale of an aggregate of 7,920,346 shares of its common stock at $0.4419 per share. Additionally, investors received warrants to purchase up to 7,920,346 shares of common stock at an exercise price of $0.5646 per share for a term of five years.

Net proceeds, after deducting the placement agent's fee and other estimated offering expenses payable by us were approximately $3.0 million. We intend to use the net proceeds from the offering for capital investments in VersaFilm™ manufacturing equipment, leasehold improvements on a new facility, working capital and other general corporate purposes.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the transaction.

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations – Year ended December 31, 2013 compared to the Year ended December 31, 2012.

				Percentage
In U.S.$ thousands	2013	2012	Increase/	Increase/
			(Decrease)	(Decrease)

Revenue	$948	$1,198	$(250)	(21%	)

Research and Development Expenses	561	1,723	(1,162)	(67%	)

Selling, General and Administrative Expenses	1,954	1,689	265	16%

Amortization of tangible assets	34	37	(3)	(8%	)

Amortization of intangible assets	38	9	29	322%

Interest and other income	-	10	(10)	(100%	)

Net Loss	(1,639)	(2,250)	(611)	(27%	)

Revenue and Other Income

Total revenue in the year ended December 31, 2013 decreased to $948 thousand from $1,198 thousand in the year ended December 31, 2012, representing a decrease of $250 thousand, or 21%.

Revenue recorded in the year ended December 31, 2013 includes $492 thousand (2012 - $1 million) related to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we recognized $308 thousand (2012 - $77 thousand) in income during the year ended December 31, 2013. In addition, we recognized approximately $171 thousand (2012 - $Nil) of royalty income earned from the sale of Forfivo XL®, and a further $13 thousand (2012 - $Nil) of manufacturing royalty income related to a license to manufacture Forfivo XL® that was granted by us to a contract manufacturing organization. The commercial launch of Forfivo XL® triggered a milestone payment of $1 million, which we invoiced to Edgemont and recognized as revenue in the fourth quarter of 2012. Forfivo XL® is indicated for the treatment of MDD and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

The level of sales achieved for Forfivo XL® in 2013 has been considerably lower than anticipated, resulting in a proportionately lower level of royalty income. Management continues its active involvement to accelerate sales growth of Forfivo XL®, which have grown by an average of approximately 97% per quarter for the past three quarters.

Revenue for the year ended December 31, 2013 includes $250 thousand related to a development milestone for our VersaFilm™ buprenorphine/naloxone product for the treatment of opiate addiction. The milestone became due following the successful completion of the pivotal bioequivalence study.

Also included in revenue for the year ended December 31, 2013 is $200 thousand (2012 - $100 thousand) related to a development milestone for our anti-migraine VersaFilm™ oral film product. The milestone became due following confirmation that our NDA submission to the FDA is sufficiently complete to permit a substantive review in accordance with the FDA's "standard" classification process. The 2012 milestone became due following the successful completion of the pivotal bioequivalence study.

Research and Development (“R&D”) Expenses

R&D expenses totaled $561 thousand in the year ended December 31, 2013 compared with $1,723 thousand the previous year, representing a decrease of $1,162 thousand, or 67%.

The decrease in R&D expenses is primarily attributable to the development of our buprenorphine and naloxone Sublingual Film for which we incurred development costs of approximately $747 thousand in fiscal 2012 versus costs of approximately $41 thousand in fiscal 2013. In addition, in fiscal 2012 we incurred approximately $289 thousand of costs related to the technical transfer of activities in preparation for manufacturing of Forfivo XL® to our Contract Manufacturing Organization, Pillar5 Pharma, of which, approximately $112 thousand were credited to us in fiscal 2013. In fiscal 2012 we also paid a Product Fee to the FDA for Forfivo XL® in the amount of $100 thousand.

Included within R&D expenses for 2013 are R&D Salaries of $604 thousand, of which approximately $17 thousand represents non-cash compensation. This compares to R&D salaries of $659 thousand in 2012, of which approximately $16 thousand represented non-cash compensation. The decrease in R&D salaries relates to a reduction of one headcount since Q4, 2012, together with a temporary vacancy during the second quarter of 2013.

In the year ended December 31, 2013 we recorded estimated Research and Development Tax Credits and refunds of $166 thousand, compared with $212 that was recorded in the previous year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased from $1,689 thousand in the year ended December 31, 2012 to $1,954 thousand in the year ended December 31, 2013. The increase is primarily attributable to the addition of Dr. Rajiv Khosla to our management team, initially in a consulting capacity through to April, and thereafter as an executive of the Company.

Included in SG&A expenses are approximately $80 thousand (2012: $12 thousand) in non-cash compensation from options granted to management employees in 2011, 2012 and 2013, $10 thousand (2012: $23 thousand) in non-cash compensation from options granted to non-employee directors in 2011, and $17 thousand (2012: $7 thousand) in non-cash compensation from options granted to consultants in 2012.

Amortization of tangible assets

In the year ended December 31, 2013 we recorded an amortization of tangible assets expense of $34 thousand, compared with $37 thousand for the previous year.

Amortization of intangible assets

In the year ended December 31, 2013 we recorded an amortization of intangible assets expense of $38 thousand, compared with $9 thousand for the previous year. The increase is attributable to amortization of the asset for a full year in 2013, compared with one quarter in 2012.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $114 thousand for the year ended December 31, 2013 compared with $59 thousand for the year ended December 31, 2012.

We expensed approximately $80 thousand in the year ended December 31, 2013 for options granted to our employees in 2011, 2012 and 2013 under the 2006 Stock Option Plan, and approximately $10 thousand for options granted to non-employee directors in 2011 and 2013 compared with $28 thousand and $23 respectively that was expensed in the same period of the previous year.

We also expensed $17 thousand in the year ended December 31, 2013 for options granted to consultants, compared with $7 thousand the previous year, and we expensed $1 thousand in 2012 (2013 - $Nil) for options granted to investor relation firms for investor relation services.

As at December 31, 2013 there remains approximately $228 thousand in stock based compensation to be expensed in fiscal 2014 through 2015, all of which relates to the issuance of options to employees and directors of the Company during 2012 and 2013. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key Items from the Balance Sheet

				Percentage
In U.S.$ thousands	2013	2012	Increase/	Increase/
			(Decrease)	(Decrease)

Current Assets	$5,550	$3,656	$1,894	52%

Leasehold Improvements and Equipment	588	387	201	52%

Intangible Assets	79	116	(37)	(32%	)

Current Liabilities	901	1,366	(465)	(34%	)

Deferred License Revenue	308	615	(307)	(50%	)

Capital Stock	1	0	0	N/A

Additional Paid-in-Capital	20,934	16,342	4,592	28%

Current Assets

Current assets totaled $5,550 thousand at December 31, 2013 compared with $3,656 thousand at December 31, 2012. The increase of $1,894 thousand is attributable to an increase in cash of $2,946 thousand, an increase in prepaid expenses of $31 thousand, and an increase in investment tax credits receivable of $55 thousand, partly offset by a decrease in accounts receivable of $1,138 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $5,005 thousand as at December 31, 2013 representing an increase of $2,946 thousand compared to the balance of $2,059 thousand as at December 31, 2012. The increase in cash on hand relates to net cash provided by financing activities of $4,479 thousand, partly offset by net cash used in operating activities of $1,173 thousand, net cash used in investing activities of $266 thousand, and an unrealized foreign exchange loss of $94 thousand.

On December 16, 2013, as part of a registered public offering, we issued approximately 7.9 million shares of common stock at $0.4419 per share, and five-year warrants to purchase up to approximately 7.9 million shares of common stock, for aggregate gross proceeds of approximately US$3.5 million. Each warrant entitles the holder to purchase one common share at an exercise price of $0.5646 per common share and expires 60 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $1,808 thousand, and the warrants valued at $1,305 thousand, each based on their relative fair value as determined by the Black Scholes valuation model.

We paid an agent cash commissions in the amount of approximately $210 thousand, representing 6% of the aggregate gross proceeds received by us, plus expenses in the amount of approximately $35 thousand, and issued warrants to the agent to purchase 475,221 shares of common stock, representing 6% of the amount of shares sold in the public offering. Each warrant entitles the holder to purchase one common share at an exercise price of $0.5646 per common share and expires 48 months after the date of issuance.

In addition, we paid approximately $272 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

We intend to use the net proceeds from the offering for capital investments in VersaFilm™ manufacturing equipment, new facility leasehold improvements, working capital and other general corporate purposes.

Also in the year ended December 31, 2013 a total of 3,098,500 warrants were exercised for 3,098,500 common shares for cash consideration of approximately $1,465 thousand, and a total of 75,000 stock options were exercised for cash consideration of $31 thousand.

Accounts receivable

Accounts receivable totaled $144 thousand (2012: $1,282 thousand) as at December 31, 2013, of which approximately $36 thousand is a sales tax refund that we expect to receive in the first half of 2014. Included within the accounts receivable balance as at December 31, 2012 is a $1 million milestone that was invoiced to Edgemont Pharmaceuticals in the fourth quarter of 2012 under the terms of our licensing partnership for the launch of Forfivo XL®. We received payment against this invoice in February 2013.

Prepaid Expenses

As of December 31, 2013, prepaid expenses totaled $133 thousand compared with $102 thousand as of December 31, 2012. The increase in prepaid expenses relates to a deposit paid for a biostudy planned to be completed in the first quarter of 2014, and a deposit paid on R&D machinery to be supplied and installed in the second half of 2014.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $268 thousand as at December 31, 2013 compared with $213 thousand as at December 31, 2012. Included in the balance receivable as at December 31, 2013 is $162 thousand related to credits accrued throughout fiscal 2013, which we expect to receive in the fourth quarter of 2014, and a balance outstanding from 2012 of $106 thousand, which we expect to receive first quarter of 2014.

Leasehold Improvements and Equipment

As at December 31, 2013, the net book value of property and equipment amounted to $588 thousand, compared to $387 thousand at December 31, 2012. In the year ended December 31, 2013 additions to assets totaled $266 thousand and comprised $242 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $8 thousand for laboratory equipment, $6 thousand for computer equipment and $10 thousand for leasehold improvements to a new facility that we plan to occupy towards the end of 2014. Depreciation on Leasehold Improvements and equipment in the year ended December 31, 2013 amounted to $34 thousand and a foreign exchange loss of $31 thousand was recorded.

Intangible Assets

As at December 31, 2013 NDA acquisition costs of $79 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®™. The asset is being amortized over its expected useful life and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Current Liabilities

Current liabilities totaled $901 thousand as at December 31, 2013 (December 31, 2012 - $1,366 thousand) and consisted of accounts payable and accrued liabilities of $593 thousand (December 31, 2012 - $1,058 thousand), and the current portion of deferred license revenue of $308 thousand (December 31, 2012 - $308 thousand).

Included in the accounts payable and accrued liabilities balance as at December 31, 2013 is approximately $100 thousand relating to research and development activities, approximately $180 thousand relating to professional fees, of which approximately $87 thousand relates to the public offering completed in December, 2013, and approximately $301 thousand relates to accrued payroll liabilities.

Deferred License Revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we have a deferred revenue balance of $616 thousand at December 31, 2013 that has not been recognized as revenue, with $308 thousand recognized as the non-current portion and $308 thousand recognized in current assets as the current portion.

Shareholders’ Equity

As at December 31, 2013 we had accumulated a deficit of $16,102 thousand compared with an accumulated deficit of $14,463 thousand as at December 31, 2012. Total assets amounted to $6,217 thousand and shareholders’ equity totaled $5,008 thousand as at December 31, 2013, compared with total assets and shareholders’ equity of $4,159 thousand and $2,178 thousand respectively, as at December 31, 2012.

Contractual Obligations and Commitments

Excluding trade accounts payable and accrued liabilities, we are committed to the following contractual obligations and commitments:

In U.S.$ thousands	2014 (Less than	1 Year or
	1 Year)	More
Operating Lease Obligations	$15	$0
Investor Relations	$5	$0
Total	$20	$0

Capital Stock

As at December 31, 2013 capital stock amounted to $610 compared to $499 at December 31, 2012. The increase reflects the issuance of 7,920,346 shares related to the public offering completed in December 2013, together with 3,098,500 shares and 75,000 shares related to the exercise of warrants and stock options, respectively, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $20,934 thousand at December 31, 2013, as compared to $16,342 thousand at December 31, 2012. The change is made up of increases of $2,195 thousand, $1,305 thousand, and $100 thousand for the public offering completed on December 16. 2013 in relation to common stock issued, warrants, and agent’s compensation, respectively, as well as a decrease of $617 thousand for transaction costs. Additional paid in capital also increased by $114 thousand for stock based compensation of which $17 thousand is attributable to the amortization of stock options granted to consultants, and $97 thousand is attributable to the amortization of stock options granted to employees and directors. Additional paid-in capital increased further by $1,464 thousand for warrants exercised, and by $31 thousand for options exercised.

Taxation

We had Canadian and provincial net operating losses of approximately $8,874 thousand (2012 - $8,390 thousand) and $9,040 thousand (2012 - $8,566 thousand) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2033. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2013, we had non-refundable tax credits of $1,098 thousand (2012 - $914 thousand) of which $22 thousand is expiring in 2017, $212 thousand is expiring in 2018, $186 thousand is expiring in 2019, $158 thousand is expiring in 2020, $169 thousand is expiring in 2021, $232 thousand is expiring in 2022 and $119 thousand is expiring in 2023 and undeducted research and development expenses of $4,354 thousand (2012 - $4,464 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	2013	2012	Increase/	Increase/
			(Decrease)	(Decrease)

Operating Activities	$(1,173)	$(1,638)	$(465)	(28%	)

Financing Activities	4,479	365	4,114	1,127%

Investing Activities	(266)	(270)	(4)	(1%	)

Cash and cash equivalents – end of period	5,005	2,059	2,946	143%

Statement of cash flows

Net cash used by operating activities was $1,173 thousand in the year ended December 31, 2013, compared to $1,638 thousand for the year ended December 31, 2012, which represents an improvement of $465 thousand, or 28%. In fiscal 2013, net cash used by operating activities consisted of an operating loss of $1,453 thousand (2012 - $2,145 thousand) and an increase in non-cash operating elements of working capital of $280 thousand compared with an increase of $507 thousand in 2012.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $4,479 thousand in fiscal 2013, compared to $365 thousand provided in the previous year. The net cash provided in 2013 resulted from gross proceeds of $3,500 thousand from our public offering completed in December 2013, $1,465 thousand from the exercise of warrants and a further $31 thousand from the exercise of options, less transaction costs for the public offering of $517 thousand. Of the net cash provided by financing activities in the previous year, $337 thousand came from the exercise of warrants and a further $28 thousand from the exercise of options.

Net cash used in investing activities amounted to $266 thousand in the year ended December 31, 2013 compared to $270 thousand in the year ended December 31, 2012. The net cash used in investing activities in 2013 relates exclusively to the purchase of fixed assets and comprised $242 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $8 thousand for laboratory equipment, $6 thousand for computer equipment and $10 thousand for leasehold improvements to a new facility that we plan to occupy towards the end of 2014.

The balance of cash and cash equivalents as at December 31, 2013 amounted to $5,005 thousand, compared to $2,059 thousand at December 31, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2013 our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2014 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and officers, including our principal executive officer, and our principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at http://www.intelgenx.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the web address specified above.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2013 and 2012.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2013 and 2012.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2013 and 2012.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)

3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)

3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)

3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999

3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)

3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)

9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

10.1 +	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.2 +	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.3	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.5 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)

10.6 +	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)

10.7 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)

10.8	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)

10.9 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)

10.10	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.11	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.12	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.13	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.14	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.15	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.16	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.17	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)

10.18	Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)

10.19	Registration Rights Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)

10.20	Form of Warrant (incorporated by reference to the Form 8-K filed on June 3, 2011)

10.21+	Amended and Restated 2006 Stock Option Plan, (incorporated by reference to the Form 8-K filed on May 9, 2013)

10.22+	Employment Agreement Rajiv Khosla (incorporated by reference to the Form 10-Q filed on May 14, 2013)

10.23	Engagement Letter Wainwright dated October 10, 2013, amended December 3, 2013 (incorporated by reference to the Form S-1/A Registration Statement filed December 16, 2013)

10.24	Amended Form of Securities Purchase Agreement (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)

10.25	Form of Warrant (incorporated by reference to the Form S-1 Registration Statement filed on October 25, 2013)

10.26	Form of Placement Agent Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)

10.27* ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011

10.28* ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014

21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

23.1*	Consents of Richter LLP

31.1*	Certification of Rajiv Khosla, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Rajiv Khosla, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*

32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

* Filed herewith.

+ Indicates management contract or employee compensation plan

++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been submitted separately with the SEC.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 11, 2014, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/Rajiv Khosla
Rajiv Khosla
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Paul A. Simmons
Paul A. Simmons
Chief Financial Officer
(Principal Financial and Accounting Officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

By: /s/Rajiv Khosla	President, Chief Executive Officer and Director	March 11, 2014
Rajiv Khosla

By: /s/Paul A. Simmons	Chief Financial Officer	March 11, 2014
Paul A. Simmons

By:/s/Horst G. Zerbe	Chairman of the Board and Director	March 11, 2014
Horst G. Zerbe

By:/s/ Bernard Boudreau	Director	March 11, 2014
J. Bernard Boudreau

By: /s/Ian Troup	Director	March 11, 2014
John (Ian) Troup

By:/s/Bernd Melchers	Director	March 11, 2014
Bernd J. Melchers

By:/s/John Marinucci	Director	March 11, 2014
John Marinucci

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Richter LLP (Signed)

Montréal, Québec
March 10, 2014

1 CPA auditor, CA, public accountancy permit No. A110982

514.934.3400
mtlinfo@richter.ca

Richter LLP	Member
1981 McGill College	RSM International
Mtl (Qc) H3A 0G6
www.richter.ca	Montréal, Toronto

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2013 and 2012
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2013	2012

Assets

Current

Cash and cash equivalents	$5,005	$2,059
Accounts receivable	144	1,282
Prepaid expenses	133	102
Investment tax credits receivable	268	213

Total Current Assets	5,550	3,656

Leasehold Improvements and Equipment (note 5)	588	387

Intangible Assets (note 6)	79	116

Total Assets	$6,217	$4,159

Liabilities

Current

Accounts payable and accrued liabilities	593	1,058
Deferred license revenue (note 7)	308	308

Total Current Liabilities	901	1,366

Deferred License Revenue, non-current portion (note 7)	308	615

Total Liabilities	1,209	1,981

Commitments (note 8)

Shareholders' Equity

Capital Stock (note 9)	1	0

Additional Paid-in-Capital (note 10)	20,934	16,342

Accumulated Deficit	(16,102)	(14,463)

Accumulated Other Comprehensive Income	175	299

Total Shareholders’ Equity	5,008	2,178

	$6,217	$4,159

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau	Director

/s/ Horst G. Zerbe	Director

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

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2013
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity

Balance - December 31, 2012	49,890,421	$0	$16,342	$(14,463)	$299	$2,178

Foreign currency translation adjustment	-	-	-	-	(124)	(124)

Issue of common stock, net of transaction costs of $387 (note 9)	7,920,346	-	1,808	-	-	1,808

Warrants issued, net of transaction costs of $230 (note 10)	-	-	1,075	-	-	1,075

Agents’ warrants (note 10)	-	-	100	-	-	100

Warrants exercised (note 10)	3,098,500	1	1,464	-	-	1,465

Options exercised (note 10)	75,000	-	31	-	-	31

Stock-based compensation (note 10)	-	-	114	-	-	114

Net loss for the period	-	-	-	(1,639)	-	(1,639)

Balance – December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2013 and 2012
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2013	2012
Revenues
Royalties	$188	$-
License and other revenue	760	1,198
Total Revenues	948	1,198

Expenses
Research and development expense	561	1,723
Selling, general and administrative expense	1,954	1,689
Depreciation of tangible assets	34	37
Amortization of intangible assets	38	9
Total Costs and Expenses	2,587	3,458

Loss from Operations	(1,639)	(2,260)

Other Income

Interest and other income	-	10

Total Other Income	-	10

Loss Before Income Taxes	(1,639)	(2,250)

Income taxes (note 11)	-	-

Net Loss	(1,639)	(2,250)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	(124)	100

Comprehensive Loss	$(1,763)	$(2,150)

Basic and Diluted Weighted Average Number of Shares Outstanding	54,023,739	49,637,908

Basic and Diluted Loss Per Common Share (note 14)	$(0.03)	$(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2013 and 2012
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2013	2012
Funds Provided (Used) -

Operating Activities
Net loss	$(1,639)	$(2,250)
Amortization and depreciation	72	46
Stock-based compensation	114	59
	(1,453)	(2,145)
Changes in assets and liabilities
Accounts receivable	1,138	(1,019)
Prepaid and other assets	(31)	(34)
Other receivables	(55)	247
Accounts payable and other accrued liabilities	(465)	390
Deferred revenue	(307)	923
Net change in assets and liabilities	280	507
Net cash used by operating activities	(1,173)	(1,638)

Financing Activities

Issuance of common stock and warrants	3,500	-
Proceeds from exercise of warrants, agents’ warrants and stock options	1,496	365
Transaction costs	(517)	-

Net cash provided by financing activities	4,479	365

Investing Activities

Additions to leasehold improvements and equipment	(266)	(270)

Net Cash used in investing activities	(266)	(270)

Increase (Decrease) in Cash and Cash Equivalents	3,040	(1,543)

Effect of Foreign Exchange on Cash and Cash Equivalents	(94)	97

Cash and Cash Equivalents

Beginning of Year	2,059	3,505

End of Year	$5,005	$2,059

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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

Product Pipeline

IntelGenx’ product pipeline currently consists of 12 products in various stages of development, including products for the treatment of hypertension, erectile dysfunction, benign prostatic hyperplasia, migraine, insomnia, idiopathic pulmonary fibrosis, allergies and pain management. Of the products currently under development, 5 utilize the VersaFilm™ technology, 4 utilize the VersaTab™ technology, and one utilizes the AdVersa™ technology. In accordance with contractual commitments and for reasons of confidentiality, the Company is unable to disclose either the indicated treatment or the delivery platform behind two of the products under development.

Approved and Commercialized Products

The Company’s first FDA-approved product, Forfivo XL®, was launched in the USA in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (MDD) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL® is bupropion, the same active ingredient used in Wellbutrin XL®.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

3.	Adoption of New Accounting Standards

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In August 2010, the Company entered into a joint development and commercialization agreement with RedHill Biopharma (“RedHill”), an Israeli company, for an anti-migraine product based upon the Company’s VersaFilm™ technology. In accordance with the terms of the agreement, RedHill made up-front and milestone payments in the aggregate amount of $800 thousand, of which $200 thousand was received by the Company in 2013 upon the filing of an NDA and acceptance of the filing by the U.S. Food and Drug Administration. RedHill is required to make additional milestone payments of $500 thousand upon receipt of FDA marketing approval for the product, together with royalties and / or a share of profits upon commercialization.

In December 2011, the Company entered into a co-development and commercialization agreement with Par Pharmaceutical, Inc. ("Par"), a US company, for a generic formulation of buprenorphine and naloxone Sublingual Film, utilizing the Company’s VersaFilm™ technology. The reference listed drug is Suboxone® (buprenorphine and naloxone) Sublingual Film and is indicated for the maintenance treatment of opioid dependence. In accordance with the terms of the agreement, IntelGenx has received upfront and milestone payments in the aggregate amount of $500 thousand, of which $250 thousand was received by the Company in 2013 following successful completion of the pivotal bioequivalence study. The agreement provides for additional, undisclosed, milestone payments, together with a share of profits upon commercialization.

In February 2012, the Company entered into a license agreement with Edgemont Pharmaceuticals LLC (“Edgemont”), a US company, for the commercialization Forfivo XL®™ in the United States. In accordance with the terms of the agreement, IntelGenx has received upfront and milestone payments in the aggregate amount of $2 million, and will be eligible for additional milestones upon achieving certain sales and exclusivity targets of up to a further $26.5 million.

Product Sales:

The Company launched Forfivo XL® in the USA in October 2012 under a licensing partnership with Edgemont. Under the terms of the license agreement, the commercial launch of Forfivo XL® triggered launch-related milestone payments for IntelGenx of up to $4.0 million, of which $1 million was invoiced by the Company to Edgemont and recognized as revenue in the fourth quarter of 2012 and the cash received in February 2013. Additional milestones of up to a further $23.5 million are payable upon achieving certain sales and exclusivity targets and the Company commenced receiving royalties from sales of the product in the first quarter of 2013. Royalty income from sales of Forfivo XL® totaled $171 thousand in 2013.

Upon entering into the licensing agreement, Edgemont paid the Company an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue will be amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, the Company recognized revenue in the aggregate amount of $308 thousand in 2013 and has a deferred revenue balance of $616 thousand at December 31, 2013 that has not been recognized as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible and records recoveries of trade receivables previously written-off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2013 accounts receivable (2012 - $Nil). The accounts receivable balance of $1,282 thousand as at December 31, 2012 includes $1 million from Edgemont that was received by IntelGenx in February 2013.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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
December 31, 2013 and 2012
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

Fair Value Measurements

ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires disclosure that establishes a framework for measuring fair value in US GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2013.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

In April 2013, the FASB issued Update No. 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting”. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entitles should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this amendment is not expected to have a material effect on the Company’s financial position or results of operations.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

5.	Leasehold Improvements and Equipment

			2013	2012
In US$ thousands		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$446	$0	$446	$225
Laboratory and office equipment	398	277	121	153
Computer equipment	46	35	11	9
Leasehold improvements - current premises	58	58	0	0
Leasehold improvements - future premises	10	0	10	0

	$958	$370	$588	$387

As of December 31, 2013 no depreciation has been recorded on manufacturing equipment as the equipment is not, to date, being utilized by the Company.

Leasehold improvements carried out on our current premises have been fully depreciated. IntelGenx has invested approximately $10 thousand related to leasehold improvement activities for new premises that the Company intends to occupy later in 2014. No depreciation for this asset has been recorded as the premises are not, to date, being utilized by the Company.

6.	Intangible Assets

As of December 31, 2013 NDA acquisition costs of $79 thousand (December 31, 2012 - $116 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months and the Company commenced amortization upon commercial launch of the product in October 2012.

7.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Upon entering into the licensing agreement with Edgemont Pharmaceuticals the Company received an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue is being amortized in income over a period of 39 months, which is the minimum period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, the Company has a deferred revenue balance of $616 thousand at December 31, 2013 that has not been recognized as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

8.	Commitments

The Company currently operates out of a 3,500 square feet leasehold facility consisting of laboratories and office space at 6425 Abrams, Saint-Laurent, Quebec. The original lease agreement expired in August 2009, since when it has been extended for varying periods whilst the Company sought alternative premises. The most recent extension is defined as the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6410-6420 Abrams. In the first half of 2014, the Company plans to enter into an addendum to its existing lease to include the relocation of the Company’s operations to larger premises consisting of approximately 16,000 of rentable square feet. The term of the amended lease will be 10 years following relocation, which is expected to commence in the second half of 2014 upon completion of certain leasehold improvements.

As of December 31, 2013 future minimum payments under operating leases for facilities for the next 6 months are approximately $15 thousand.

On October 1, 2009, the Company signed an agreement with Little Gem Life Science Partners for investor relation services in the USA. Under the terms of the agreement, the Company was required to pay $4.5 thousand per month to Little Gem Life Science Partners. The Company renegotiated the agreement in May 2012 and reduced payments to $2.5 thousand per month. The agreement automatically renews unless specifically terminated.

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, Forfivo XL®, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, the Company is required, after recovering an aggregate $200 thousand for management fees previously paid, to pay its former development partner 10% of net sales royalties received under the commercialization agreement that was executed with Edgemont Pharmaceuticals in February 2012. As of December 31, 2013 the Company has recovered approximately $147 thousand of said management fees.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

9.	Capital Stock

	2013	2011
Authorized -

100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -
60,984,267 (December 31, 2012 - 49,890,421) common shares	$610	$499

On December 16, 2013, as part of a registered public offering, the Company issued approximately 7.9 million shares of common stock at $0.4419 per share, and five-year warrants to purchase up to approximately 7.9 million shares of common stock, for aggregate gross proceeds of approximately US$3.5 million. Each warrant entitles the holder to purchase one common share at an exercise price of $0.5646 per common share and expires 60 months after the date of issuance. Proceeds were allocated between the common shares and the warrants based on their relative fair value. The common shares were recorded at a value of $1,808 thousand. (See note 10 for the portion allocated to the warrants).

The Company paid an agent cash commissions in the amount of approximately $210 thousand, representing 6% of the aggregate gross proceeds received by the Company, plus expenses in the amount of approximately $35 thousand, and issued warrants to the agent to purchase 475,221 shares of common stock, representing 6% of the amount of shares sold in the public offering. Each warrant entitles the holder to purchase one common share at an exercise price of $0.5646 per common share and expires 48 months after the date of issuance.

In addition, the Company paid approximately $272 thousand in cash consideration for other transaction costs, which have been reflected as a reduction of the common shares and the warrants based on their relative fair values.

In the year ended December 31, 2013 a total of 75,000 (2012 – 50,000) stock options were exercised for 75,000 (2012 – 50,000) common shares having a par value of $0 thousand (2012 - $Nil) in aggregate, for cash consideration of $31 thousand ($28 thousand), resulting in an increase in additional paid-in capital of $31 thousand (2012 – $28 thousand).

During the year ended December 31, 2013 no agents’ warrants were exercised. During the year ended December 31, 2012 a total of 219,313 agents’ warrants were exercised for 219,313 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $104 thousand, resulting in an increase in additional paid-in capital of approximately $104 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

9.	Capital Stock (cont`d)

Also in the year ended December 31, 2013 a total of 3,098,500 warrants were exercised for 3,098,500 common shares having a par value of $1 thousand in aggregate, for cash consideration of approximately $1,465 thousand, resulting in an increase in additional paid-in capital of approximately $1,464 thousand. In the year ended December 31, 2012 a total of 1,205,668 warrants were exercised, of which 491,382 warrants were exercised for 491,382 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $233 thousand, resulting in an increase in additional paid-in capital of approximately $233 thousand, and a total of 714,286 warrants were exercised for 234,698 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

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

At the Annual General Meeting on May 7, 2013, the Shareholders of the Company approved an amendment to the 2006 Stock Option Plan to increase the number of shares available for issuance under the Plan from 3,308,127 to 5,030,292, or 10% of the Company’s issued and outstanding shares as of March 15, 2013.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

On June 13, 2012 the Company granted an aggregate of 40,000 stock options to two employees to purchase common shares. The stock options are exercisable at $0.51 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $10 thousand, using the following assumptions:

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

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

On August 6, 2013 the Company granted 35,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.65 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $9 thousand, using the following assumptions:

Expected volatility	75%
Expected life	3.13 years
Risk-free interest rate	0.62%
Dividend yield	Nil

On December 3, 2013 the Company granted 75,000 stock options to a non-employee director to purchase common shares. The stock options are exercisable at $0.52 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $16 thousand, using the following assumptions:

Expected volatility	67%
Expected life	3.13 years
Risk-free interest rate	0.58%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid In Capital (Cont’d)

On December 3, 2013 the Company granted 100,000 stock options to an officer to purchase common shares. The stock options are exercisable at $0.52 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $21 thousand, using the following assumptions:

Expected volatility	67%
Expected life	3.13 years
Risk-free interest rate	0.58%
Dividend yield	Nil

On December 6, 2013 the Company granted an aggregate of 100,000 stock options to four employees to purchase common shares. The stock options are exercisable at $0.52 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $21 thousand, using the following assumptions:

Expected volatility	67%
Expected life	3.13 years
Risk-free interest rate	0.64%
Dividend yield	Nil

During the year ended December 31, 2013 a total of 75,000 (2012 – 50,000) stock options were exercised for 75,000 (2012 – 50,000) common shares having a par value of $0 thousand (2012 - $Nil) in aggregate, for cash consideration of $31 thousand (2012 - $28 thousand), resulting in an increase in additional paid-in capital of $31 thousand (2012 – $28 thousand). The intrinsic value of the stock options exercised, as at the dates of exercise, totaled $20 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Information with respect to employees and directors stock option activity for 2012 and 2013 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2012	898,088	0.60

Granted	95,000	0.56
Forfeited	(45,000)	(0.49)
Expired	(32,500)	(1.15)
Exercised	-	-

Outstanding – December 31, 2012	915,588	0.59

Granted	990,000	0.61
Forfeited	(45,000)	(0.48)
Expired	(238,088)	(0.80)
Exercised	(25,000)	(0.31)

Outstanding – December 31, 2013	1,597,500	0.58

Information with respect to consultant’s stock option activity for 2012 and 2013 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2012	100,000	0.51

Granted	100,000	0.59
Forfeited	-	-
Expired	-	-
Exercised	(50,000)	(0.55)

Outstanding – December 31, 2012	150,000	0.55

Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	(50,000)	(0.47)

Outstanding – December 31, 2013	100,000	0.59

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2013 are as follows:

	Outstanding options				Exercisable options

		Weighted	Weighted			Weighted
		average	average	Aggregate		average	Aggregate
Exercise	Number of	remaining	exercise	intrinsic	Number of	exercise	intrinsic
prices	options	contractual life	price	value	options	price	value
$		(years)	$	$		$	$

0.37	75,000	0.07	0.02		75,000	0.04
0.45	100,000	0.08	0.03		100,000	0.06
0.51	20,000	0.04	0.01		15,000	0.01
0.52	50,000	0.07	0.02		50,000	0.04
0.52	275,000	0.81	0.08		-	-
0.54	182,500	0.31	0.06		182,500	0.14
0.55	50,000	0.05	0.02		50,000	0.04
0.58	35,000	0.10	0.01		-	-
0.60	55,000	0.13	0.02		27,500	0.02
0.61	125,000	0.07	0.04		125,000	0.11
0.62	50,000	0.06	0.02		50,000	0.04
0.65	480,000	1.23	0.18		-	-
0.65	200,000	0.51	0.08		50,000	0.04
	1,697,500	3.53	0.58	47,162	725,000	0.54	34,513

Stock-based compensation expense recognized in 2013 with regards to the stock options was $114 thousand (2012 - $59 thousand). As of December 31, 2013, total unrecognized compensation expense related to unvested stock options was $228 thousand (2012 - $72 thousand), of which $Nil (2012 - $17 thousand) relates to options granted to consultants. The amount of $228 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $228 thousand being charged to stock based compensation expense.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Warrants

On December 16, 2013 the Company issued approximately 7.9 million stock purchase warrants exercisable into approximately 7.9 million common shares at $0.5646 per share which expire on December 16, 2018. The stock purchase warrants were issued in connection with the December 16, 2013 registered public offering described in note 9. The stock purchase warrants were valued at $1,305 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	80%
Expected life	5 years
Risk-free interest rate	1.55%
Dividend yield	Nil

On December 16, 2013 the Company issued approximately 0.5 million agents’ stock purchase warrants exercisable into approximately 0.5 million common shares at $0.5646 per share which expire on December 11, 2017. The stock purchase warrants were issued in connection with the December 16, 2013 registered public offering described in note 9. The stock purchase options were valued at $100 thousand based on their relative fair value, as determined by the Black-Scholes valuation model using the assumptions below:

Expected volatility	72%
Expected life	4 years
Risk-free interest rate	1.12%
Dividend yield	Nil

During the year ended December 31, 2013 no agents’ warrants were exercised. During the year ended December 31, 2012 a total of 219,313 agents’ warrants were exercised for 219,313 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $104 thousand, resulting in an increase in additional paid-in capital of approximately $104 thousand.

Also in the year ended December 31, 2013 a total of 3,098,500 warrants were exercised for 3,098,500 common shares having a par value of $1 thousand in aggregate, for cash consideration of approximately $1,465 thousand, resulting in an increase in additional paid-in capital of approximately $1,464 thousand. In the year ended December 31, 2012 a total of 1,205,668 warrants were exercised, of which 491,382 warrants were exercised for 491,382 common shares having a par value of $0 thousand in aggregate, for cash consideration of approximately $233 thousand, resulting in an increase in additional paid-in capital of approximately $233 thousand, and a total of 714,286 warrants were exercised for 234,698 common shares in cashless exercises, resulting in an increase in additional paid-in capital of $Nil.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Information with respect to warrant activity for 2012 and 2013 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$

Outstanding – January 1, 2012	19,373,078	0.7083

Agents’ warrants exercised	(219,313)	(0.4700)
Exercised	(1,205,668)	(0.4800)
Expired	(11,843,932)	(0.8000)

Outstanding - December 31, 2012	6,104,165	0.5938

Warrants attached to registered public offering	7,920,346	0.5646
Agents’ warrants attached to registered public offering	475,221	0.5646
Exercised	(3,098,500)	(0.4741)
Agents’ warrants expired	(257,500)	(0.4741)

Outstanding - December 31, 2013	11,143,732	0.6079

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

11.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2013	2012
Statutory income taxes	$(442)	$(605)
Net operating losses for which no tax benefits have been recorded	278	368
Excess of depreciation over capital cost allowance	11	3
Non-deductible expenses	56	18
Undeducted research and development expenses	142	273
Investment tax credit	(45)	(57)

	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2013	2012
Leasehold improvements and equipment	$14	$13
Net operating losses carryforward	2,407	2,278
Undeducted research and development expenses	1,283	1,301
Non-refundable tax credits carryforward	1,098	914

	4,802	4,506
Valuation allowance	(4,802)	(4,506)
	$-	$-

The valuation allowance at December 31, 2012 was $4,506 thousand. The net change in the valuation allowance during the period ended December 31, 2013, was an increase of $296 thousand. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

11.	Income Taxes (Cont’d)

There were Canadian and provincial net operating losses of approximately $8,874 thousand (2012 - $8,390 thousand) and $9,040 thousand (2012 - $8,566 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2033. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2013, the Company had non-refundable tax credits of $1,098 thousand (2012 - $914 thousand) of which $22 thousand is expiring in 2017, $212 thousand is expiring in 2018, $186 thousand is expiring in 2019, $158 thousand is expiring in 2020, $169 thousand is expiring in 2021, $232 thousand is expiring in 2022 and $119 thousand is expiring in 2023 and undeducted research and development expenses of $4,354 thousand (2012 - $4,464 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2013:

Tax Jurisdictions	Tax Years
Federal - Canada	2011 and onward
Provincial - Quebec	2011 and onward
Federal - USA	2011 and onward

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Expressed in U.S. Funds)

12.	Statement of Cash Flows Information

In US$ thousands	2013	2012

Additional Cash Flow Information:

Interest paid	$5	$3

13.	Related Party Transactions

Included in management salaries are $10 thousand (2012 - $6 thousand) for options granted to the Chief Executive Officer, $39 thousand (2012 - $Nil thousand) for options granted to the Chief Operating Officer, and $29 thousand (2012 - $6 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $10 thousand (2012 - $23 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $80 thousand (2012 - $114 thousand) comprising an annual stipend and for attendance at board meetings and audit committee meetings.

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

On January 13, 2014 the Company announced that it has entered into another development and commercialization agreement with Par Pharmaceutical, Inc. for two new products utilizing IntelGenx' proprietary oral drug delivery platforms. Under the terms of the agreement, Par has obtained certain exclusive rights to market and sell IntelGenx' products in the USA. In exchange IntelGenx will receive upfront and milestone payments, together with a share of the profits upon commercialization. In accordance with confidentiality clauses contained in the agreement, the specifics of the product descriptions, platform technologies and financial terms were not disclosed.

Subsequent to the year ended December 31, 2013 an aggregate of 1,616,388 warrants were exercised for 1,616,388 common shares having a par value of $0 thousand for cash consideration of approximately $1 million, resulting in an increase in additional paid-in capital of approximately $1 million.