Form 10-Q
period 2014-03-31
IntelGenx Technologies Corp.
filed 2014-05-13
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes [   ]      No [   ]

APPLICABLE TO CORPORATE ISSUERS:

63,215,656 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 8, 2014.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2014
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current
Cash and cash equivalents	$5,166	$5,005
Accounts receivable	26	144
Prepaid expenses	92	133
Investment tax credits receivable	285	268
Total Current Assets	5,569	5,550
Leasehold Improvements and Equipment, net	664	588
Intangible Assets (note 4)	70	79
Total Assets	$6,303	$6,217
Liabilities
Current
Accounts payable and accrued liabilities	283	593
Deferred license revenue (note 5)	358	308
Total Current Liabilities	641	901
Deferred License Revenue, non-current portion (note 5)	231	308
Total Liabilities	872	1,209
Shareholders' Equity
Capital Stock (note 6)	1	1
Additional Paid-in-Capital (note 7)	22,030	20,934
Accumulated Deficit	(16,544)	(16,102)
Accumulated Other Comprehensive Income	(56)	175
Total Shareholders’ Equity	5,431	5,008
	$6,303	$6,217

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2014
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity
Balance - December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008
Foreign currency translation adjustment	-	-	-	-	(231)	(231)
Warrants exercised (note 7)	1,666,388	-	1,064	-	-	1,064
Stock-based compensation (note 7)	-	-	32	-	-	32
Net loss for the period	-	-	-	(442)	-	(442)
Balance – March 31, 2014	62,650,655	$1	$22,030	$(16,544)	$(56)	$5,431

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2014	2013
Revenues
Royalties	$97	$80
License and other revenue	125	77
Total Revenues	222	157
Expenses
Research and development expense	188	167
Selling, general and administrative expense	460	456
Depreciation of tangible assets	7	10
Amortization of intangible assets	9	10
Total Costs and Expenses	664	643
Net Loss	(442)	(486)
Other Comprehensive Loss
Foreign currency translation adjustment	(231)	(36)
Comprehensive Loss	$(673)	$(522)

Basic and Diluted Weighted Average Number of Shares Outstanding	62,064,139	50,236,255
Basic and Diluted Loss Per Common Share (note 9)	$(0.01)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2014	2013
Funds Provided (Used) -
Operating Activities
Net loss	$(442)	$(486)
Amortization and depreciation	16	20
Stock-based compensation	32	18
	(394)	(448)
Changes in assets and liabilities:
Accounts receivable	118	1,112
Prepaid expenses	41	13
Investment tax credits receivable	(17)	(30)
Accounts payable and accrued liabilities	(309)	(560)
Deferred revenue	(27)	(77)
Net change in assets and liabilities	(194)	458
Net cash (used) / provided by operating activities	(588)	10

Financing Activities
Proceeds from exercise of warrants	1,064	195
Net cash provided by financing activities	1,064	195

Investing Activities
Additions to property and equipment	(105)	(69)
Net cash used in investing activities	(105)	(69)
Increase in Cash and Cash Equivalents	371	136
Effect of Foreign Exchange on Cash and Cash Equivalents	(210)	(27)
Cash and Cash Equivalents
Beginning of Period	5,005	2,059
End of Period	$5,166	$2,168

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2014
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The FASB issued Update No. 2013-04, “Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. For public entities, the amendments in this ASU were applicable for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2014
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont’d)

The FASB issued Update No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The amendments in this Update resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters— Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. For public entities, the amendments in this ASU were effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

The FASB issued Update No. 2013-07, “Presentation of Financial Statements – Liquidation Basis of Accounting”. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. These amendments were effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entitles should apply the requirements prospectively from the day that liquidation becomes imminent. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

The FASB issued Update No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

None of the new pronouncements issued by the FASB but not yet effective as of March 31, 2014 are applicable to the Company.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2014
(Expressed in U.S. Funds)
(Unaudited)

4.	Intangible Assets

As of March 31, 2014 NDA acquisition costs of $70 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

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

In January, 2014 IntelGenx entered into a development and commercialization agreement with Par Pharmaceutical, Inc. for two products. The Company received $100 thousand upon execution of the agreement, of which $50 thousand has been recognized as deferred revenue until certain development milestones have been achieved.

As a result of this policy, the Company has a deferred revenue balance of $589 thousand at March 31, 2014 (December 31, 2013 - $616 thousand) that has not been recognized as revenue.

6.	Capital Stock

	March 31,	December 31,
	2014	2013
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
62,650,655 (December 31, 2013 - 60,984,267) common shares	$ 627	$ 610

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2014
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital

Stock options

No stock options were exercised during the three month period ended March 31, 2014. During the three month period ended March 31, 2013 a total of 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $23 thousand, resulting in an increase in additional paid-in capital of $23 thousand.

Compensation expenses for stock-based compensation of $32 thousand and $18 thousand were recorded during the three-month periods ended March 31, 2014 and 2013 respectively. The entire amount expensed in 2014 relates to stock options granted to employees and directors. Of the amount expensed in 2013, $13 thousand relates to stock options granted to employees and directors and $5 thousand relates to options granted to independent third party consultants. As at March 31, 2014 the Company has $194 thousand (2013 - $50 thousand) of unrecognized stock-based compensation.

Warrants

During the three month period ended March 31, 2014 a total of 1,666,388 (2013 - 362,500) warrants were exercised for 1,666,388 (2013 - 362,500) common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,064 thousand (2013 - $172 thousand), resulting in an increase in additional paid-in capital of $1,064 thousand (2013 - $171 thousand).

8.	Related Party Transactions

Included in management salaries are $15 thousand (2013 - $3 thousand) for options granted to the Chief Executive Officer and $11 thousand (2013 - $2 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $3 thousand (2013 - $4 thousand) for options granted to non-employee directors. In addition, included in management salaries during the first three months of 2013 are $1 thousand for options granted to a director, who is also an employee of the Company.

Also included in management salaries are director fees of $22 thousand (2013 - $22 thousand) for attendance to board meetings and audit committee meetings. In addition, during the first three months of 2013 the Company paid $54 thousand in fees to a director under a management consultancy agreement.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2014
(Expressed in U.S. Funds)
(Unaudited)

9.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

10.	Subsequent Events

Subsequent to the end of the quarter 565,000 warrants were exercised for 565,000 common shares having a par value of $0 thousand for cash consideration of approximately $370 thousand, resulting in an increase in additional paid-in capital of approximately $370 thousand.

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

Key developments

Par Pharmaceutical, Inc.

On January 13, 2014 we announced the execution of a second development and commercialization agreement with Par Pharmaceutical, Inc. ("Par") for two new products utilizing our proprietary oral drug delivery platforms.

Under the terms of the agreement, Par has obtained certain exclusive rights to market and sell our products in the USA. In exchange we will receive upfront and milestone payments, together with a share of the profits upon commercialization. In accordance with confidentiality clauses contained in the agreement, the specifics of the products and financial terms remain confidential.

Anti-migraine VersaFilm™ product

On February 4, 2014 we, together with our co-development partner RedHill Biopharma Ltd. ("RedHill"), announced receipt of a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration ("FDA") regarding the New Drug Application ("NDA") for our VersaFilm™ product for the treatment of acute migraines. The anti-migraine VersaFilm™ product is a proprietary oral thin film formulation of rizatriptan benzoate, a 5-HT1 receptor agonist and the active drug in Merck & Co.'s Maxalt®.

A CRL is issued by the FDA's Center for Drug Evaluation and Research to inform companies that certain questions and deficiencies remain that preclude the approval of the application in its present form. The questions raised by the FDA in the CRL regarding the NDA for the anti-migraine VersaFilm™ product primarily relate to Chemistry, Manufacturing and Controls ("CMC") and to the packaging and labeling of the product. No questions or deficiencies were raised relating to the product's safety and the FDA's CRL does not require additional clinical studies.

On March 3, 2014 we, together with RedHill, announced the submission of a response to the FDA’s CRL and, subsequent to the end of the quarter, on April 24, 2014 IntelGenx and RedHill (the “Companies”), reported that the FDA had acknowledged receipt of our response and has requested additional CMC data, which the Companies believe they can supply within several weeks based on available information.

The Companies further reported that a supplier of raw material for the anti-migraine VersaFilm™ product is currently holding compliance discussions with the FDA, which are independent of RedHill and IntelGenx and are not specific to our anti-migraine VersaFilm™ product. The Companies are diligently working on a variety of options to ensure continued supply of the raw material regardless of the result of these compliance discussions.

The Companies believe that FDA approval of the anti-migraine VersaFilm™ product NDA is subject to the satisfactory resolution of the remaining CMC questions, as well as securing a compliant source of the raw material. Therefore, IntelGenx and RedHill will continue to work with the FDA in order to submit all the data requested, and will provide an update as and when applicable.

Subsequent to the end of the quarter, on April 28, 2014 the Companies announced the commencement of a comparative bioavailability clinical study comparing the anti-migraine VersaFilm™ product to the European reference drug. The study is intended to support the planned submission of a European Marketing Authorization Application ("MAA") and follows a positive scientific advice meeting with the German Federal Institute for Drugs and Medical Devices ("BfArM") announced by RedHill in November 2013. This single-dose, crossover, comparative bioavailability study includes 26 healthy volunteers and is intended to evaluate and compare the relative bioavailability and to assess the bioequivalence of the anti-migraine VersaFilm™ product and the reference drug, Maxalt® lingua, marketed in Germany by MSD SHARP & DOHME GMBH.

Results of the bioavailability study are anticipated by June 2014. Subject to the results of the study and to the required regulatory process, and in light of the data from prior successful studies conducted with the anti-migraine VersaFilm™ product, the Companies plan to submit a European MAA in the third quarter of 2014, with Germany as the reference member state, under the European Mutual Recognition Procedure ("MRP").

Erectile Dysfunction VersaFilm™ product

On February 24, 2014 we announced the completion of a pilot biostudy with our proprietary VersaFilm™ tadalafil product for erectile dysfunction that indicated bioequivalence with the leading brand reference listed drug (“RLD”) tadalafil product.

This was a randomized, two-period, two-way crossover study in healthy male subjects. The study was designed to determine whether VersaFilm™ tadalafil was bioequivalent as measured by industry standard pharmacokinetic measures of peak plasma concentration (Cmax) and area under the curve (AUC). The study results demonstrated that VersaFilm™ tadalafil was within an acceptable range of bioequivalency with the RLD on both of these measures.

Government Funding for CNS VersaFilm™ product

Subsequent to the end of the quarter, on April 30, 2014 we announced financial support from the National Research Council of Canada Industrial Research Assistance Program (NRC-IRAP). In addition to advisory services and technological expertise, the funding provided by NRC-IRAP will support further development of a product for the treatment of central nervous system (CNS) diseases and disorders. The product will be based upon our proprietary, oral thin film, VersaFilm™, technology.

In order to maintain our competitive advantage, no specific details related to this project are being disclosed at this time.

U.S. patent allowances

On February 26, 2014 we announced receipt of a Notice of Allowance ("NOA") from the United States Patent and Trademark Office ("USPTO") for U.S. Patent Application Serial No. 11/647,033 entitled "Multilayer tablet" which covers the technology used in our hypertension product currently under development. A second NOA has been received for U.S. Patent Application Serial No. 11/782,838 entitled "Controlled-release pharmaceutical tablets" which is related to the drug delivery technology used in Forfivo XL®, our first FDA-approved product currently commercialized in the U.S. These two NOA's conclude the examination of each U.S. patent application and will result in the issuance of two U.S. patents after administrative processes are completed.

Subsequent to the end of the quarter, on April 16, 2014 we announced receipt of a further NOA from the USPTO for U.S. Patent Application Serial No. 12/836,810 entitled "Oral mucoadhesive dosage form" which covers IntelGenx' proprietary AdVersa™ mucoadhesive drug delivery technology. This NOA concludes the examination of the U.S. patent application and will result in the issuance of a U.S. patent after the administrative process is completed.

Currency rate fluctuations

Our operating currency is Canadian dollars, while its reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of operations for the three month period ended March 31, 2014 compared with the three month period ended March 31, 2013.

			Increase/	Percentage
In U.S.$ thousands	2014	2013		Increase/
			(Decrease)	(Decrease)
Revenue	$222	$157	$65	41%

Research and Development Expenses	188	167	21	13%
Selling, General and Administrative Expenses	460	456	4	1%
Depreciation of tangible assets	7	10	(3)	(30%	)
Amortization of intangible assets	9	10	(1)	(10%	)
Net Loss	(442)	(486)	(44)	(9%	)

Revenue

Total revenue in the first three months of 2014 increased to $222 thousand from $157 thousand in the same period of 2013.

Of the total revenue recorded during the first quarter of 2014, $173 thousand (2013: $157 thousand) relates to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we recognized $77 thousand in income during the first quarter of 2014 (2013: $77 thousand). In addition, we recognized approximately $96 thousand of royalty income earned from the sale of Forfivo XL® in the first quarter of 2014. This compares with approximately $80 thousand in the same period of 2013, the majority of which related to initial supplies for the launch of the product in Q4, 2012. Pursuant to the contractual terms, royalty income relates to sales of Forfivo XL® recorded by Edgemont during the quarter preceding receipt of the royalty income by us. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

The level of sales achieved for Forfivo XL® to date has been considerably lower than anticipated, resulting in a proportionately lower level of royalty income. Management continues to work diligently with the commercialization partner to explore options to accelerate sales growth of Forfivo XL®, which have grown by an average of approximately 97% per quarter for the last three quarters ending December 31, 2013.

Revenue for the three months ended March 31, 2014 also includes a $50 thousand milestone payment in respect of one of the two new projects being developed in accordance with our new development and commercialization agreement with Par, utilizing our proprietary oral drug delivery platforms. As previously stated, in accordance with confidentiality clauses contained in the agreement, the specifics of the product and financial terms remain confidential.

Research and development (“R&D”) expenses

R&D expenses, net of R&D investment tax credits, totaled $188 thousand in the three months ended March 31, 2014, representing an increase of $21 thousand, or 13%, to the amount of $167 thousand expensed in the same period of last year.

The increase in R&D expenses primarily relates to the costs of a pilot clinical study for our VersaFilm™ product for erectile dysfunction that indicated bioequivalence with the leading brand reference listed drug tadalafil product, partly offset by a reduction in R&D staff salaries, as described below.

Included within R&D expenses for the first three months of 2014 are R&D Salaries of $115 thousand, of which approximately $2 thousand represents non-cash compensation. This compares to R&D salaries of $153 thousand in the first three months of 2013, of which approximately $3 thousand represented non-cash compensation. The reduction in R&D salaries is primarily attributable to the retirement, effective December 31, 2013, of Dr. Horst Zerbe, our founder, and former President and CEO. 50% of Dr. Zerbe’s expenses were previously apportioned to the R&D department. Dr. Zerbe remains available to us to consult on R&D activities.

In the three months ended March 31, 2014 we recorded estimated Research and Development Tax Credits and refunds of $27 thousand, compared with $35 thousand that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses increased by $4 thousand, to $460 thousand, in the first three months of 2014 compared with $456 thousand in the first three months of 2013.

Included in SG&A expenses are approximately $27 thousand (2013: $5 thousand) in non-cash compensation from options granted to management employees in 2012 and 2013, $3 thousand (2013: $4 thousand) in non-cash compensation from options granted to non-employee directors in 2013, and $Nil (2013: $6 thousand) in non-cash compensation from options granted to consultants in 2012.

Depreciation of tangible assets

In the three months ended March 31, 2014 we recorded an expense of $7 thousand for the depreciation of tangible assets, compared with an expense of $10 thousand for the same period of the previous year.

Amortization of intangible assets

The amortization of intangible assets expense for the first three months of 2014 totaled $9 thousand, compared with $10 thousand in the same period of last year. The expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation expense, warrants and share-based payments totaled $32 thousand for the three months ended March 31, 2014, compared with $18 thousand for the three months ended March 31, 2013.

We expensed approximately $29 thousand in the first three months of 2014 for options granted to our employees in 2011 and 2012 under the 2006 Stock Option Plan, and approximately $3 thousand for options granted to non-employee directors in 2013, compared with $8 thousand and $4 respectively that was expensed in the same period of the previous year.

We also expensed $6 thousand in the first three months of 2013 for options granted to consultants.

There remains approximately $194 thousand in stock based compensation to be expensed in fiscal 2014 and 2015, all of which relates to the issuance of options to our employees and directors during 2012 and 2013. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet.

				Percentage
In U.S.$ thousands	March 31,	December	Increase/	Increase/
	2014	31, 2013	(Decrease)	(Decrease)
Current Assets	$5,569	$5,550	$19	0%
Leasehold improvements and Equipment	664	588	76	13%
Intangible Assets	70	79	(9)	(11%	)
Current Liabilities	642	901	(259)	(29%	)
Deferred License Revenue	231	308	(77)	(25%	)
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,030	20,934	1,094	5%

Current assets

Current assets totaled $5,569 thousand at March 31, 2014 compared with $5,550 thousand at December 31, 2013. The increase of $19 thousand is attributable to an increase in cash and cash equivalents of approximately $161 thousand and an increase in investment tax credits receivable of approximately $17 thousand, partly offset by a decrease in accounts receivable of approximately $118 thousand and a decrease in prepaid expenses of approximately $41 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $5,166 thousand as at March 31, 2014 representing an increase of $161 thousand compared with the balance of $5,005 thousand as at December 31, 2013. The increase in cash on hand relates to net cash provided by financing activities of $1,064 thousand, partly offset with net cash used by operating activities of $588 thousand, net cash used in investing activities of $105 thousand and an unrealized foreign exchange loss of $210 thousand.

The cash provided by financing activities derives from the exercise of 1,666,388 warrants that were exercised for 1,666,388 common shares for cash consideration of $1,064 thousand.

Accounts receivable

Accounts receivable totaled $26 thousand as at March 31, 2014 representing a decrease of $118 thousand compared with the balance of $144 thousand as at December 31, 2013. The decreased balance relates to the payment of client invoices in Q1, 2014 that were issued and outstanding at December 31, 2013.

Prepaid expenses

As of March 31, 2014 prepaid expenses totaled $92 thousand compared with $133 thousand as of December 31, 2013. The decrease in prepaid expenses relates to a deposit paid in December 2013 for a biostudy undertaken in the first quarter of 2014, and a deposit paid in 2013 for R&D machinery to be supplied and installed in 2014.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $285 thousand as at March 31, 2014 compared with $268 thousand as at December 31, 2013. The increase relates to the accrual recorded for the first quarter of 2014, partly offset by the unrealized foreign exchange loss of converting our operating currency of CAD$ into our reporting currency of US$.

Leasehold improvements and equipment

As at March 31, 2014, the net book value of leasehold improvements and equipment amounted to $664 thousand, compared to $588 thousand at December 31, 2013. In the three months ended March 31, 2014 additions to assets totaled $105 thousand and comprised $49 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $38 thousand for R&D equipment, $16 thousand for leasehold improvements and $2 thousand for computer equipment. In the three months ended March 31, 2014 we recorded depreciation on leasehold improvements and equipment of $7 thousand and incurred an unrealized foreign exchange loss of $22 thousand.

Intangible assets

As at March 31, 2014 NDA acquisition costs of $70 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Current liabilities

Current liabilities totaled $642 thousand as at March 31, 2014 (December 31, 2013 - $901 thousand) and consisted of accounts payable and accrued liabilities of $284 thousand (December 31, 2013 - $593 thousand) and the current portion of deferred license revenue of $358 thousand (December 31, 2013 - $308 thousand).

Included in the accounts payable and accrued liabilities balance of $284 thousand as at March 31, 2014 is approximately $22 thousand relating to research and development activities, approximately $69 thousand relating to professional fees, and approximately $144 thousand relates to accrued payroll liabilities. This compares with approximately $100 thousand relating to research and development activities, approximately $180 thousand relating to professional fees, of which approximately $87 thousand relates to the public offering completed in December, 2013, and approximately $301 thousand relates to accrued payroll liabilities, that was included in the accounts payable and accrued liabilities balance as at December 31, 2013.

Deferred license revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL®™ are expected to be exclusive. As a result of this policy, we have a deferred revenue balance related to this upfront fee of $539 thousand at March 31, 2014 (December 31, 2013: $616 thousand) that has not been recognized as revenue, with $231 thousand recognized as the non-current portion and $308 thousand recognized in current assets as the current portion, versus $308 thousand and $308 thousand respectively as at December 31, 2013.

In January, 2014 IntelGenx entered into a development and commercialization agreement with Par Pharmaceutical, Inc. for two products. The Company received $100 thousand upon execution of the agreement, of which $50 thousand has been recognized in current liabilities as deferred revenue until certain development milestones that are expected to be achieved in 2014 have been realised.

Shareholders’ equity

As at March 31, 2014 we had accumulated a deficit of $16,544 thousand compared with an accumulated deficit of $16,102 thousand as at December 31, 2013. Total assets amounted to $6,303 thousand and shareholders’ equity totaled $5,431 thousand as at March 31, 2014, compared with total assets and shareholders’ equity of $6,217 thousand and $5,008 thousand respectively, as at December 31, 2013.

Capital stock

As at March 31, 2014 capital stock amounted to $627 compared to $610 at December 31, 2013. The increase reflects the issuance of 1,666,388 shares related to the exercise of warrants, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional paid-in-capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,030 thousand at March 31, 2014, compared with $20,934 thousand at December 31, 2013. Additional paid-in capital increased by $1,064 thousand for warrants exercised during the first quarter, and by $32 thousand for stock based compensation attributable to the amortization of stock options granted to employees and directors.

Key items from the statement of cash flows

				Percentage
In U.S.$ thousands	March 31,	March 31,	Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)
Operating Activities	$(588)	$10	$(598)	(5,980%	)
Financing Activities	1,064	$195	$869	446%
Investing Activities	(105)	(69)	36	52%
Cash and cash equivalents - end of period	5,166	2,168	2,998	138%

Statement of cash flows

Net cash used by operating activities was $588 thousand in the three months ended March 31, 2014, compared with net cash generated of $10 thousand for the three months ended March 31, 2013. In the first quarter of 2014, net cash used by operating activities consisted of an operating loss of $394 thousand (2013: $448 thousand) net of non-cash related expenses of approximately $48 thousand (2013: $38 thousand), and a decrease in non-cash operating elements of working capital of $194 thousand, compared with an increase in non-cash operating elements of working capital of $458 thousand in the same period of the previous year.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $1,064 thousand in the first three months of 2014, compared with $195 thousand provided in the same period of the previous year. The net cash provided in the first quarter of 2014 resulted from the exercise of 1,666,388 warrants, whereas the cash provided in the first quarter of 2013 resulted from the exercise of 362,500 warrants and 50,000 options.

Net cash used in investing activities amounted to $105 thousand in the three months ended March 31, 2014 compared with $69 thousand in the three months ended March 31, 2013. Included within the use of funds in the first quarter of 2014 is an investment of approximately $49 thousand (2013: $68 thousand) for pilot plant manufacturing equipment for our VersaFilm™ products, $38 thousand (2013: $Nil) for R&D equipment, $16 thousand (2013: $Nil) for leasehold improvements and $2 thousand (2013: $1 thousand) for computer equipment.

The balance of cash and cash equivalents as at March 31, 2014 amounted to $5,166 thousand, compared with $2,168 thousand at March 31, 2013.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 13, 2014	By:	/s/	Rajiv Khosla
Rajiv Khosla
President, C.E.O. and
Director

Date: May 13, 2014	By:	/s/	Paul Simmons
Paul A. Simmons
Principal Accounting Officer