Form 10-Q/A
period 2014-03-31
IntelGenx Technologies Corp.
filed 2014-07-02
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

IntelGenx Technologies Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2014, which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 13, 2014 (the “Original Form 10-Q”),  to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.  In the interactive data certain financial tables were not expressed in units of thousands, this has now been corrected.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: July 2, 2014	By:	/s/	Rajiv Khosla
Rajiv Khosla
President, C.E.O. and
Director

Date: July 2, 2014	By:	/s/	Paul Simmons
Paul A. Simmons
Principal Accounting Officer