Form 10-K/A
IntelGenx Technologies Corp.
filed 2014-07-03
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of IntelGenx Technologies Corp. (the “Company”) for the fiscal year ended December 31, 2013 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2014 (the “Original Report”) is being filed in response to comments from the SEC and solely for the purpose of (i) re-filing the agreements filed as Exhibits 10.27 and 10.28 to the Original Report  in order to restore redacted information that was subject to a confidential treatment request by the Company.

This Amendment No. 1 consists of a cover page, this explanatory note, a list of exhibits (Item 15 of Part IV), a signature page, CEO and CFO certifications and Exhibits 10.27 and 10.28.

This Amendment No. 1 speaks as of the initial filing date of the Original Report. Other than as expressly set forth above, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report or reflect any events that have occurred after the initial filing date of the Original Report. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 continues to speak as of March 11, 2014 or, to the extent applicable, such other date as may be indicated in the Original Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999
3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)
3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1+	Horst Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.2+	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.5+	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.6+	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)
10.7+	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.8	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)
10.9+	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.10	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.11	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010)

10.12	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.13	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.14	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.15	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.16	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.17	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)
10.18	Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.19	Registration Rights Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.20	Form of Warrant (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.21+	Amended and Restated 2006 Stock Option Plan, (incorporated by reference to the Form 8-K filed on May 9, 2013)
10.22+	Employment Agreement Rajiv Khosla (incorporated by reference to the Form 10-Q filed on May 14, 2013)
10.23	Engagement Letter Wainwright dated October 10, 2013, amended December 3, 2013 (incorporated by reference to the Form S-1/A Registration Statement filed December 16, 2013)
10.24	Amended Form of Securities Purchase Agreement (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.25	Form of Warrant (incorporated by reference to the Form S-1 Registration Statement filed on October 25, 2013)
10.26	Form of Placement Agent Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.27* ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011
10.28* ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1	Consents of Richter LLP (incorporated by reference to the annual report on Form 10-K filed on March 11, 2014)
31.1*	Certification of Rajiv Khosla, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Rajiv Khosla, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*
32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

*Filed herewith + Indicates management contract or employee compensation plan

++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been submitted separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on July 3, 2014, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/Rajiv Khosla
Rajiv Khosla
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Paul A. Simmons
Paul A. Simmons
Chief Financial Officer
(Principal Financial and Accounting Officer)