Form 10-Q
period 2014-06-30
IntelGenx Technologies Corp.
filed 2014-08-07
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(514) 331-7440
(Issuer's telephone number)

__________________________________________________________
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

 Yes [   ]      No [   ]

APPLICABLE TO CORPORATE ISSUERS:

63,465,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 7, 2014.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

Contents

Consolidated Balance Sheet	2

Consolidated Statement of Shareholders' Equity	3

Consolidated Statement of Comprehensive Loss	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 10

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2014	2013

Assets

Current
Cash and cash equivalents	$5,178	$5,005
Accounts receivable	53	144
Prepaid expenses	93	133
Investment tax credits receivable	217	268

Total Current Assets	5,541	5,550

Leasehold Improvements and Equipment, net	744	588

Intangible Assets (note 4)	59	79

Total Assets	$6,344	$6,217

Liabilities

Current

Accounts payable and accrued liabilities	266	593

Deferred license revenue (note 5)	358	308

Total Current Liabilities	624	901

Deferred License Revenue, non-current portion (note 5)	154	308

Total Liabilities	778	1,209

Shareholders' Equity

Capital Stock (note 6)	1	1

Additional Paid-in-Capital	22,618	20,934

Accumulated Deficit	(17,158)	(16,102)

Accumulated Other Comprehensive Income	105	175

Total Shareholders’ Equity	5,566	5,008

	$6,344	$6,217

See accompanying notes

Approved on Behalf of the Board:

/s/ J. Bernard Boudreau    Director

/s/ Horst G. Zerbe                Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2014
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income	Equity

Balance - December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008

Foreign currency translation adjustment	-	-	-	-	(70)	(70)

Warrants exercised (note 7)	2,480,988	-	1,619	-	-	1,619

Stock-based compensation (note 7)	-	-	65	-	-	65

Net loss for the period	-	-	-	(1,056)	-	(1,056)

Balance – June 30, 2014	63,465,255	$1	$22,618	$(17,158)	$105	$5,566

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income (Loss)
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenues

Royalties	$84	$14	$181	$91
License and other revenue	76	533	201	613

Total Revenues	160	547	382	704

Expenses

Research and development expense	225	48	413	215
Selling, general and administrative expense	543	394	1,003	850
Depreciation of tangible assets	7	7	14	17
Amortization of intangible assets	11	9	20	19

Total Costs and Expenses	786	458	1,450	1,101

Profit (Loss) from Operations	(626)	89	(1,068)	(397)

Other Income

Interest and other income	12	1	12	1

Total Other Income	12	1	12	1

Net Profit (Loss)	(614)	90	(1,056)	(396)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	161	(71)	(70)	(107)

Comprehensive Profit (Loss)	$(453)	$19	$(1,126)	$(503)

Basic and Diluted Weighted Average Number of Shares Outstanding	63,187,029	51,166,323	62,628,686	51,133,173

Basic and Diluted Profit (Loss) Per Common Share (note 9)	$(0.01)	$0.00	$(0.02)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Funds Provided (Used) -
Operating Activities
Net profit (loss)	$(614)	$90	$(1,056)	$(396)
Amortization and depreciation	18	16	34	36
Stock-based compensation	33	30	65	48
	(563)	136	(957)	(312)
Changes in assets and liabilities:
Accounts receivable	(27)	(190)	91	922
Prepaid expenses	1	(5)	40	8
Investment tax credits receivable	68	(25)	51	(55)
Accounts payable and accrued liabilities	(17)	(163)	(327)	(724)
Deferred revenue	(77)	(76)	(104)	(153)
Net change in assets and liabilities	(52)	(459)	(249)	(2)
Net cash used by operating activities	(615)	(323)	(1,206)	(314)

Financing Activities
Proceeds from exercise of warrants and stock options	555	587	1,619	782
Net cash provided by financing activities	555	587	1,619	782

Investing Activities
Additions to property and equipment	(63)	(92)	(168)	(161)
Net cash used in investing activities	(63)	(92)	(168)	(161)

Increase (Decrease) in Cash and Cash Equivalents	(123)	172	245	307
Effect of Foreign Exchange on Cash and Cash
Equivalents	135	(56)	(72)	(82)
Cash and Cash Equivalents
Beginning of Period	5,166	2,168	5,005	2,059
End of Period	$5,178	$2,284	$5,178	$2,284

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2014
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2014
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

Recently Issued Accounting Pronouncements

ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for shared-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.

The FASB has issued ASU No. 2014-12 which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU-2014-12 is not expected to have material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606)

The FASB and IASB (the Boards) have issued converged standards on revenue recognition. ASU No. 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Step 1: Identify the contract(s) with a customer.
•	Step 2: Identify the performance obligations in the contract.
•	Step 3: Determine the transaction price.
•	Step 4: Allocate the transaction price to the performance obligations in the contract.
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU is to be applied retrospectively, with certain practical expedients allowed. Early application is not permitted. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

The FASB has issued ASU No. 2014-08 which enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU-2014-08 is not expected to have material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

4.	Intangible Assets

As of June 30, 2014 NDA acquisition costs of $59 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

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

As a result of this policy, the Company has a deferred revenue balance of $512 thousand at June 30, 2014 (December 31, 2013 - $616 thousand) that has not been recognized as revenue.

6.	Capital Stock

	June 30,	December 31,
	2014	2013
Authorized - 100,000,000 common shares of $0.00001 par value 20,000,000 preferred shares of $0.00001 par value Issued - 63,465,255 (December 31, 2013 - 60,984,267) common shares	$635	$610

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital

Stock options

No stock options were exercised during the six month period ended June 30, 2014. During the six month period ended June 31, 2013 a total of 75,000 stock options were exercised for 75,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $31 thousand, resulting in an increase in additional paid-in capital of $31 thousand.

Compensation expenses for stock-based compensation of $65 thousand and $48 thousand were recorded during the six month periods ended June 30, 2014 and 2013 respectively. The entire amount expensed in 2014 relates to stock options granted to employees and directors. Of the amount expensed in 2013, $37 thousand relates to stock options granted to employees and directors and $11 thousand relates to options granted to independent third party consultants. As at June 30, 2014 the Company has $161 thousand (2013 - $229 thousand) of unrecognized stock- based compensation.

Warrants

During the six month period ended June 30, 2014 a total of 2,480,988 (2013 - 1,584,000) warrants were exercised for 2,480,988 (2013 - 1,584,000) common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,619 thousand (2013 - $751 thousand), resulting in an increase in additional paid-in capital of $1,619 thousand (2013 - $750 thousand).

8.	Related Party Transactions

Included in management salaries are $29 thousand (2013 - $5 thousand) for options granted to the Chief Executive Officer, $Nil (2013 - $10 thousand) for options granted to the Chief Operating Officer and $22 thousand (2013 - $9 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $8 thousand (2013 - $6 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $88 thousand (2013 - $44 thousand) for attendance to board meetings and audit committee meetings.

In addition, during the first six months of 2013 the Company paid $66 thousand in fees to a director under a management consultancy agreement. No such fees were paid during the first six months of 2014.

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

Key developments

Anti-migraine VersaFilm™ product

On February 4, 2014, together with our co-development partner RedHill Biopharma Ltd. ("RedHill"), we announced receipt of a Complete Response Letter ("CRL") from the FDA regarding the New Drug Application ("NDA") for our VersaFilm™ product for the treatment of acute migraines. The anti-migraine VersaFilm™ product is a proprietary oral thin film formulation of rizatriptan benzoate, a 5-HT1 receptor agonist and the active drug in Merck & Co.'s Maxalt®.

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

On March 3, 2014 IntelGenx and RedHill (the “Companies”) announced the submission of a response to the FDA’s CRL and on April 24, 2014 the “Companies” reported that the FDA had acknowledged receipt of our response and has requested additional CMC data, which the Companies believe they can supply based on available information.

The Companies further reported that a supplier of raw material for the anti-migraine VersaFilm™ product is currently holding compliance discussions with the FDA, which are independent of RedHill and IntelGenx and are not specific to our anti-migraine VersaFilm™ product. The Companies are diligently working on a variety of options to ensure continued supply of the raw material regardless of the result of these compliance discussions and have already identified and audited an alternative active pharmaceutical ingredient (“API”) supplier and are preparing to manufacture the batches required for the CRL response and to conduct the stability studies that are required to support the switch to the new API.

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

On May 21, 2014 the Companies announced positive results from the comparative bioavailability study. The results are subject to final quality assurance and an independent study report by the Canadian clinical research organization ("CRO") that conducted the study. The final independent report from the CRO is expected in the coming weeks.

In light of the positive results from the bioavailability study and data from prior clinical studies conducted with the anti-migraine VersaFilm™ product, and subject to various regulatory requirements, the Companies plan to submit a European MAA during the third quarter of 2014.

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

Equity Analyst Coverage by H.C. Wainwright

Subsequent to the end of the quarter, on July 1, 2014 we announced that H.C. Wainwright initiated equity analyst coverage of IntelGenx with a "buy" rating and price target of $2. The stock closed at US$0.70 on the OTCQX and at CAD$0.74 on the TSX-V on Friday, June 27, 2014.

A copy of the initiation report can be accessed by clicking:
https://hcwco.bluematrix.com/docs/pdf/ff51024b-71e2-47c5-ab58-7d05118ab4aa.pdf.

All reports on us prepared by analysts represent the views of such analysts and are not necessarily those of IntelGenx. We are not responsible for the content, accuracy or timelines provided by analysts.

Management Changes

Subsequent to the end of the quarter, on July 15, 2014 we announced that the board of directors (the "Board") of IntelGenx had accepted, with immediate effect, the resignation of Dr. Rajiv Khosla as President and Chief Executive Officer ("CEO") of IntelGenx and as a member of the Board. The Board immediately appointed Dr. Horst G. Zerbe to serve as our interim President and CEO until a successor is found, and a Search Committee has been formed by the Board to begin the search, selection and appointment of a new President and CEO.

Management Call

Subsequent to the end of the quarter, on July 18, 2014 we announced that our interim CEO, Dr. Horst G. Zerbe, would host a conference call on July 23, 2014 at 10:00 AM Eastern Time. During the conference call, Dr. Zerbe provided a business update, discussed recent management changes, and answered questions.

A replay of the call is available via the homepage of our website, www.intelgenx.com, and will remain available until at least September, 2014.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material.

Results of operations for the six month period ended June 30, 2014 compared with the six month period ended June 30, 2013.

In U.S.$ thousands	2014	2013	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Revenue	$382	$704	$(322)	(46%	)
Research and Development Expenses	413	215	198	92%
Selling, General and Administrative Expenses	1,003	850	153	18%
Depreciation of tangible assets	14	17	(3)	(18%	)
Amortization of intangible assets	20	19	1	5%
Net Loss	(1,056)	(396)	660	167%

Revenue

Total revenue decreased from $704 thousand in the first six months of 2013 to $382 thousand in the first six months of 2014.

Of the total revenue recorded during the first six months of 2014, $332 thousand (2013: $247 thousand) relates to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we recognized $153 thousand in income during the first six months of 2014 (2013: $156 thousand). In addition, we recognized approximately $179 thousand (2013: $91 thousand) of royalty income in the first six months of 2014 that was earned from commercial sales of Forfivo XL®. Pursuant to the contractual terms, royalty income relates to sales of Forfivo XL® recorded by Edgemont during the quarter preceding receipt of the royalty income by us. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

Sales of Forfivo XL® continue to be below expectations and Management continues to explore options to accelerate sales growth of Forfivo XL®.

Revenue for the six months ended June 30, 2014 also includes a $50 thousand milestone payment in respect of one of the two new projects being developed in accordance with our new development and commercialization agreement with Par, utilizing our proprietary oral drug delivery platforms. As previously stated, in accordance with confidentiality clauses contained in the agreement, the specifics of the product and financial terms remain confidential.

Revenue for the 6 months ended June 30, 2013 includes $256 thousand related to a development milestone for our VersaFilm™ buprenorphine/naloxone product for the treatment of opiate addiction. The milestone became due following the successful completion of the pivotal bioequivalence study.

Also included in revenue for the first six months of 2013 is $201 thousand related to a development milestone for our anti-migraine VersaFilm™ oral film product. The milestone became due following confirmation that our NDA submission to the FDA was sufficiently complete to permit a substantive review in accordance with the FDA's "standard" classification process.

Research and development (“R&D”) expenses

R&D expenses, net of R&D investment tax credits, totaled $413 thousand in the six months ended June 30, 2014, representing an increase of $198 thousand to the amount of $215 thousand expensed in the same period of 2013.

The increase in R&D expenses relates primarily to the costs of a pilot clinical study for our VersaFilm™ product for erectile dysfunction that was completed in Q1, 2014 and indicated bioequivalence with the leading brand reference listed drug tadalafil product. R&D expenses also increased as a result of costs incurred in the development of our second Par project, which is progressing according to plan.

Included within R&D expenses for the first six months of 2014 are R&D Salaries of $240 thousand, of which approximately $4 thousand represents non-cash compensation. This compares to R&D salaries of $284 thousand in the first six months of 2013, of which approximately $5 thousand represented non-cash compensation. The reduction in R&D salaries is primarily attributable to the retirement, effective December 31, 2013, of Dr. Horst Zerbe, our founder, and former President and CEO. 50% of Dr. Zerbe’s expenses were previously apportioned to the R&D department. Dr. Zerbe remained available to us to consult on R&D activities until, following the resignation of Dr. Rajiv Khosla, the Board appointed Dr. Zerbe Interim President and Interim CEO with effect from July 14, 2014.

In the six months ended June 30, 2014 we recorded estimated research and development tax credits and refunds of $36 thousand, compared with $69 thousand that was recorded in the same period of the previous year. The amounts of research and development tax credits and refunds recorded by us may fluctuate from reporting period to reporting period depending upon the level of activity surrounding projects that we are currently progressing, together with whether or not we are able to fulfill Canadian eligibility criteria for obtaining such tax credits and refunds.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses totaled $1,003 thousand in the first 6 months of 2014, representing an increase of $153 thousand compared with $850 thousand in the first six months of 2013.

The increase in SG&A expenses relates primarily to an increase in legal expenses of approximately $82 thousand related to our Paragraph IV litigation with Wockhardt Bio AG (“Wockhardt”). In August 2013 we received a Paragraph IV Certification Letter from Wockhardt, advising of the submission of an Abbreviated New Drug Application ("ANDA") to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® ("Forfivo") 450 mg capsules in the United States. We continue to enforce our intellectual property rights for Forfivo XL®, which is currently protected by an issued patent listed in the FDA's Approved Drug Products List (Orange Book).

SG&A expenses also increased by approximately $47 thousand due to an increase in the remuneration of our Board of Directors that was effective from April 1, 2014.

Included in SG&A expenses are approximately $53 thousand (2013: $26 thousand) in non-cash compensation from options granted to management employees in 2012 and 2013, $8 thousand (2013: $6 thousand) in non-cash compensation from options granted to non-employee directors in 2013, and $Nil (2013: $11 thousand) in non-cash compensation from options granted to consultants in 2012.

Depreciation of tangible assets

In the six months ended June 30, 2014 we recorded an expense of $14 thousand for the depreciation of tangible assets, compared with an expense of $17 thousand for the same period of the previous year. As at June 30, 2014 we are carrying approximately $608 thousand of assets, primarily VersaFilm™ manufacturing equipment, that are not being depreciated as they are not currently in service.

Amortization of intangible assets

The amortization of intangible assets expensed for the first six months of 2014 totaled $20 thousand, compared with $19 thousand in the same period of last year. The expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation expense, warrants and share-based payments totaled $65 thousand for the six months ended June 30, 2014, compared with $48 thousand for the six months ended June 30, 2013.

We expensed approximately $57 thousand in the first six months of 2014 for options granted to our employees in 2011 and 2012 under the 2006 Stock Option Plan, and approximately $8 thousand for options granted to non-employee directors in 2013, compared with $31 thousand and $6 respectively that was expensed in the same period of the previous year.

We also expensed $11 thousand in the first six months of 2013 for options granted to consultants.

There remains approximately $161 thousand in stock based compensation to be expensed in fiscal 2014 and 2015, all of which relates to the issuance of options to our employees and directors during 2012 and 2013. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet.

In U.S.$ thousands	June 30, 2014	December 31, 2013	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current Assets	$5,541	$5,550	$(9)	(0%	)
Leasehold improvements and Equipment	744	588	156	27%
Intangible Assets	59	79	(20)	(25%	)
Current Liabilities	624	901	(277)	(31%	)
Deferred License Revenue	154	308	(154)	(50%	)
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,618	20,934	1,684	8%

Current assets

Current assets totaled $5,541 thousand at June 30, 2014 compared with $5,550 thousand at December 31, 2013. The decrease of $9 thousand is attributable to a decrease in accounts receivable of approximately $91 thousand, a decrease in prepaid expenses of approximately $40 thousand, and a decrease in investment tax credits receivable of approximately $51 thousand, partly offset by an increase in cash and cash equivalents of approximately $173 thousand

Cash and cash equivalents

Cash and cash equivalents totaled $5,178 thousand as at June 30, 2014 representing an increase of $173 thousand compared with the balance of $5,005 thousand as at December 31, 2013. The increase in cash on hand relates to net cash provided by financing activities of $1,619 thousand, partly offset with net cash used by operating activities of $1,206 thousand, net cash used in investing activities of $168 thousand and an unrealized foreign exchange loss of $72 thousand.

The cash provided by financing activities derives from the exercise of 2,480,988 warrants that were exercised for 2,480,988 common shares for cash consideration of $1,619 thousand.

Accounts receivable

Accounts receivable totaled $53 thousand as at June 30, 2014 representing a decrease of $91 thousand compared with the balance of $144 thousand as at December 31, 2013. The decreased balance relates to the payment of invoices in Q1, 2014 that were issued and outstanding at December 31, 2013.

Prepaid expenses

As of June 30, 2014 prepaid expenses totaled $93 thousand compared with $133 thousand as of December 31, 2013. The decrease in prepaid expenses relates to a deposit paid in December 2013 for a biostudy undertaken in the first quarter of 2014, and a deposit paid in 2013 for R&D machinery to be supplied and installed in 2014.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $217 thousand as at June 30, 2014 compared with $268 thousand as at December 31, 2013. The decrease relates to the receipt in Q2, 2014 of the balance of the fiscal 2012 investment tax credit receivable in the amount of $106 thousand, partly offset by the accrual recorded for the first six months of 2014.

Leasehold improvements and equipment

As at June 30, 2014, the net book value of leasehold improvements and equipment amounted to $744 thousand, compared to $588 thousand at December 31, 2013. In the six months ended June 30, 2014 additions to assets totaled $168 thousand and comprised $36 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $107 thousand for R&D equipment, $16 thousand for leasehold improvements and $9 thousand for computer equipment. In the six months ended June 30, 2014 we recorded depreciation on leasehold improvements and equipment of $14 thousand and incurred an unrealized foreign exchange gain of $2 thousand.

Intangible assets

As at June 30, 2014 NDA acquisition costs of $59 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Current liabilities

Current liabilities totaled $624 thousand as at June 30, 2014 (December 31, 2013 - $901 thousand) and consisted of accounts payable and accrued liabilities of $266 thousand (December 31, 2013 - $593 thousand) and the current portion of deferred license revenue of $358 thousand (December 31, 2013 - $308 thousand).

Included in the accounts payable and accrued liabilities balance of $266 thousand as at June 30, 2014 is approximately $41 thousand relating to research and development activities, approximately $34 thousand relating to professional fees, and approximately $146 thousand relates to accrued payroll liabilities. This compares with approximately $100 thousand relating to research and development activities, approximately $180 thousand relating to professional fees, of which approximately $87 thousand relates to the public offering completed in December, 2013, and approximately $301 thousand relates to accrued payroll liabilities, that was included in the accounts payable and accrued liabilities balance as at December 31, 2013.

Deferred license revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL®™ are expected to be exclusive. As a result of this policy, we have a deferred revenue balance related to this upfront fee of $462 thousand at June 30, 2014 (December 31, 2013: $616 thousand) that has not been recognized as revenue, of which $154 thousand is recognized as the non-current portion and $308 thousand is recognized in current assets as the current portion. This compares with $308 thousand and $308 thousand respectively as at December 31, 2013.

In January, 2014 IntelGenx entered into a development and commercialization agreement with Par Pharmaceutical, Inc. for two products. The Company received $100 thousand upon execution of the agreement, of which $50 thousand has been recognized in current liabilities as deferred revenue until certain development milestones that are expected to be achieved in 2014 have been realised.

Shareholders’ equity

As at June 30, 2014 we had accumulated a deficit of $17,158 thousand compared with an accumulated deficit of $16,102 thousand as at December 31, 2013. Total assets amounted to $6,344 thousand and shareholders’ equity totaled $5,566 thousand as at June 30, 2014, compared with total assets and shareholders’ equity of $6,217 thousand and $5,008 thousand respectively, as at December 31, 2013.

Capital stock

As at June 30, 2014 capital stock amounted to $635 compared to $610 at December 31, 2013. The increase reflects the issuance of 2,480,988 shares related to the exercise of warrants, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional paid-in-capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,618 thousand at June 30, 2014, compared with $20,934 thousand at December 31, 2013. Additional paid-in capital increased by $1,619 thousand for warrants exercised during the first quarter, and by $65 thousand for stock based compensation attributable to the amortization of stock options granted to employees and directors.

Taxation

As at December 31, 2013, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $8,874 thousand (2012: $8,390 thousand) and $9,040 thousand (2012: $8,566 thousand) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2033. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2013, we had non-refundable tax credits of $1,098 thousand (2012 - $914 thousand) of which $22 thousand is expiring in 2017, $212 thousand is expiring in 2018, $186 thousand is expiring in 2019, $158 thousand is expiring in 2020, $169 thousand is expiring in 2021, $232 thousand is expiring in 2022 and $119 thousand is expiring in 2023. We also had undeducted research and development expenses of $4,354 thousand (2012: $4,464 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	June 30, 2014	June 30, 2013	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(1,206)	$(314)	$892	284%
Financing Activities	1,619	$782	$837	107%
Investing Activities	(168)	(161)	7	4%
Cash and cash equivalents - end of period	5,178	2,284	2,894	127%

Statement of cash flows

Net cash used by operating activities was $1,206 thousand in the six months ended June 30, 2014, compared with $314 thousand for the six months ended June 30, 2013. In the first six months of 2014, net cash used by operating activities consisted of an operating loss of $957 thousand (2013: $312 thousand) net of non-cash related expenses of approximately $99 thousand (2013: $84 thousand), and a decrease in non-cash operating elements of working capital of $249 thousand, compared with a decrease of $2 thousand in the same period of the previous year.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $1,619 thousand in the first six months of 2014, compared with $782 thousand provided in the same period of the previous year. The net cash provided in the first six months of 2014 resulted from the exercise of 2,480,988 warrants, whereas the cash provided in the first six months of 2013 resulted from the exercise of 1,584,000 warrants and 75,000 stock options.

Net cash used in investing activities amounted to $168 thousand in the six months ended June 30, 2014 compared with $161 thousand in the six months ended June 30, 2013. Included within the use of funds in the first six months of 2014 is an investment of approximately $36 thousand (2013: $160 thousand) for pilot plant manufacturing equipment for our VersaFilm™ products, $107 thousand (2013: $Nil) for R&D equipment, $16 thousand (2013: $Nil) for leasehold improvements and $9 thousand (2013: $1 thousand) for computer equipment.

The balance of cash and cash equivalents as at June 30, 2014 amounted to $5,178 thousand, compared with $2,284 thousand at June 30, 2013.

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

INTELGENX TECHNOLOGIES CORPORATION

Date:	August 7, 2014	By:	/s/ Horst G. Zerbe
------------------------------------
Horst G. Zerbe
Interim President, Interim Chief Executive Officer
and Director

Date:	August 7, 2014	By:	/s/ Paul A. Simmons
------------------------------------
Paul A. Simmons
Chief Financial Officer
(Principal Accounting Officer)