Form 10-Q
period 2014-09-30
IntelGenx Technologies Corp.
filed 2014-11-12
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

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
Yes [ ] No [ ]

APPLICABLE TO CORPORATE ISSUERS:

63,465,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 7, 2014.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.
Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current
Cash and cash equivalents	$4,376	$5,005
Accounts receivable	52	144
Prepaid expenses	75	133
Investment tax credits receivable	234	268
Total Current Assets	4,737	5,550
Leasehold Improvements and Equipment, net	805	588
Intangible Assets (note 4)	53	79
Total Assets	$5,595	$6,217
Liabilities
Current
Accounts payable and accrued liabilities	267	593
Deferred license revenue (note 5)	358	308
Total Current Liabilities	625	901
Deferred License Revenue, non-current portion (note 5)	77	308
Total Liabilities	702	1,209
Shareholders' Equity
Capital Stock (note 6)	1	1
Additional Paid-in-Capital	22,635	20,934
Accumulated Deficit	(17,592)	(16,102)
Accumulated Other Comprehensive Income	(151)	175
Total Shareholders’ Equity	4,893	5,008
	$5,595	$6,217

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd Melchers	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2014
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Profit (Loss)	Equity
Balance - December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008
Foreign currency translation adjustment	-	-	-	-	(326)	(326)
Warrants exercised (note 7)	2,480,988	-	1,619	-	-	1,619
Stock-based compensation (note 7)	-	-	82	-	-	82
Net loss for the period	-	-	-	(1,490)	-	(1,490)
Balance – September 30, 2014	63,465,255	$1	$22,635	$(17,592)	$(151)	$4,893

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues
Royalties	$129	$28	$310	$119
License and other revenue	323	72	524	685
Total Revenues	452	100	834	804

Expenses
Research and development expense	359	191	772	406
Selling, general and administrative expense	521	491	1,524	1,341
Depreciation of tangible assets	11	7	25	24
Amortization of intangible assets	6	10	26	29
Total Costs and Expenses	897	699	2,347	1,800
Loss from Operations	(445)	(599)	(1,513)	(996)
Other Income
Interest and other income	11	-	23	1
Total Other Income	11	-	23	1
Net Loss	(434)	(599)	(1,490)	(995)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(256)	73	(326)	(33)
Comprehensive Loss	$(690)	$(526)	$(1,816)	$(1,028)
Basic and Diluted Weighted Average Number of Shares Outstanding	63,465,255	52,687,253	63,133,545	52,474,772
Basic and Diluted Loss Per Common Share (note 9)	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Funds Provided (Used) -
Operating Activities
Net loss	$(434)	$(599)	$(1,490)	$(995)
Amortization and depreciation	17	17	51	53
Stock-based compensation	17	35	82	82
	(400)	(547)	(1,357)	(860)
Changes in assets and liabilities:
Accounts receivable	1	305	92	1,227
Prepaid expenses	18	(128)	58	(120)
Investment tax credits receivable	(17)	56	34	1
Accounts payable and accrued liabilities	1	(23)	(326)	(745)
Deferred revenue	(77)	(74)	(180)	(228)
Net change in assets and liabilities	(74)	136	(322)	135
Net cash used by operating activities	(474)	(411)	(1,679)	(725)

Financing Activities
Proceeds from exercise of warrants and stock options	-	714	1,619	1,496
Net cash provided by financing activities	-	714	1,619	1,496

Investing Activities
Additions to leasehold improvements and equipment	(106)	(99)	(274)	(260)
Net cash used in investing activities	(106)	(99)	(274)	(260)

Increase (Decrease) in Cash and Cash Equivalents	(580)	204	(334)	511
Effect of Foreign Exchange on Cash and Cash Equivalents	(222)	63	(295)	(19)
Cash and Cash Equivalents
Beginning of Period	5,178	2,284	5,005	2,059
End of Period	$4,376	$2,551	$4,376	$2,551

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2014
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2014
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

Recently Issued Accounting Pronouncements

ASU 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The FASB has issued ASU No. 2014-15 which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of this update on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

The FASB has issued ASU No. 2014-13 which will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance. The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference. The amendments in this ASU provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The adoption of ASU 2014-13 is not expected to have a material effect on the Company’s financial position or results of operations.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU is to be applied retrospectively, with certain practical expedients allowed. Early application is not permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

As of September 30, 2014 NDA acquisition costs of $53 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2014
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

As a result of this policy, the Company has a deferred revenue balance of $435 thousand at September 30, 2014 (December 31, 2013 - $616 thousand) that has not been recognized as revenue.

6.	Capital Stock

	September 30,	December 31,
	2014	2013
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
63,465,255 (December 31, 2013 - 60,984,267) common shares	$635	$610

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2014
(Expressed in U.S. Funds)
(Unaudited)

7.	Additional Paid-In Capital

Stock options

No stock options were exercised during the nine month period ended September 30, 2014. During the nine month period ended September 30, 2013 a total of 75,000 stock options were exercised for 75,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $31 thousand, resulting in an increase in additional paid-in capital of $31 thousand.

Compensation expenses for stock-based compensation of $82 thousand and $82 thousand were recorded during the nine month periods ended September 30, 2014 and 2013 respectively. The entire amount expensed in 2014 relates to stock options granted to employees and directors. Of the amount expensed in 2013, $67 thousand relates to stock options granted to employees and directors and $15 thousand relates to options granted to independent third party consultants. As at September 30, 2014 the Company has $56 thousand (2013 - $202 thousand) of unrecognized stock-based compensation.

Warrants

During the nine month period ended September 30, 2014 a total of 2,480,988 (2013 - 3,098,500) warrants were exercised for 2,480,988 (2013 - 3,098,500) common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,619 thousand (2013 - $1,465 thousand), resulting in an increase in additional paid-in capital of $1,619 thousand (2013 - $1,465 thousand).

8.	Related Party Transactions

Included in management salaries are $30 thousand (2013 - $8 thousand) for options granted to the Chief Executive Officer, $Nil (2013 - $24 thousand) for options granted to the Chief Operating Officer, $33 thousand (2013 - $19 thousand) for options granted to the Chief Financial Officer and $11 thousand (2013 - $8 thousand) for options granted to non-employee directors, with all options being granted under the 2006 Stock Option Plan.

Also included in management salaries are director fees of $139 thousand (2013 - $63 thousand) for attendance to board meetings and audit committee meetings.

In addition, during the first nine months of 2013 the Company paid $66 thousand in fees to a director under a management consultancy agreement. No such fees were paid during the first nine months of 2014.

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

We are continuing to develop the existing products in our pipeline and may also perform research and development on other potential products as opportunities arise.

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

Key developments

Anti-migraine VersaFilm™ product

On February 4, 2014, together with our co-development partner RedHill Biopharma Ltd. ("RedHill") (IntelGenx and RedHill together, the “Companies”), we announced receipt of a Complete Response Letter ("CRL") from the FDA regarding the New Drug Application ("NDA") for our VersaFilm™ product for the treatment of acute migraines. The anti-migraine VersaFilm™ product is a proprietary oral thin film formulation of rizatriptan benzoate, a 5-HT1 receptor agonist and the active drug in Merck & Co.'s Maxalt®. The questions raised by the FDA in the CRL regarding the NDA for the anti-migraine VersaFilm™ product primarily relate to Chemistry, Manufacturing and Controls ("CMC") and to the packaging and labeling of the product.

On March 3, 2014 the Companies announced the submission of a response to the FDA’s CRL and on April 24, 2014 the Companies reported that the FDA had acknowledged receipt of our response and has requested additional CMC data, which the Companies believe they can supply based on available information. The Companies further reported that the supplier of the active pharmaceutical ingredient (“API”) of the product is currently holding compliance discussions with the FDA following a temporary import ban of the API. These discussions are independent of RedHill and IntelGenx and are not specific to our anti-migraine VersaFilm™ product. The Companies are diligently working on a variety of options to ensure continued supply of the raw material regardless of the result of these compliance discussions and have already identified and audited an alternative active pharmaceutical ingredient (“API”) supplier.

On April 28, 2014 the Companies announced the commencement of a comparative bioavailability clinical study comparing the anti-migraine VersaFilm™ product to the European reference drug. The study is intended to support the planned submission of a European Marketing Authorization Application and follows a positive scientific advice meeting with the German Federal Institute for Drugs and Medical Devices announced by RedHill in November 2013.

On May 21, 2014 the Companies announced positive results from the comparative bioavailability study.

Subsequent to the end of the quarter, on October 1, 2014 the Companies announced that they have submitted a Marketing Authorization Application ("MAA") to the German Federal Institute for Drugs and Medical Devices ("BfArM") seeking European marketing approval of their oral thin film formulation of rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S.

Par Pharmaceutical, Inc.

On January 13, 2014 we announced the execution of a second development and commercialization agreement with Par Pharmaceutical, Inc. ("Par") for two new products utilizing our proprietary oral drug delivery platforms.

Under the terms of the agreement, Par has obtained certain exclusive rights to market and sell our products in the USA. In exchange we received an upfront payment and will receive milestone payments, together with a share of the profits upon commercialization. In accordance with confidentiality clauses contained in the agreement, the specifics of the products and the financial terms remain confidential.

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

The successful outcome of this study enables us to finalize the optimization of the formulation and subsequently move on to pivotal activities.

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

Subsequent to the end of the quarter, on November 3, 2014 we announced the successful completion of a pilot clinical study for INT0036 that demonstrated a significantly improved pharmacokinetic profile against the reference product. The study data confirm that buccal absorption of the drug from the INT0036 film product results in a significantly higher bioavailability of the drug compared to oral tablets. Therapeutically relevant plasma concentrations are therefore reached significantly faster with the VersaFilm product compared to conventional tablets. We also announced that the product, INT0036, is indicated for the treatment of schizophrenia.

In order to maintain our competitive advantage, we are unable to disclose further details related to this project at this time.

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

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. The following management discussion and analysis takes this into consideration whenever material. In summary, when comparing the currency rates used to prepare our financial statements for Q3, 2014 with the currency rates used to prepare the same period of the previous year, the strengthened US dollar results in an unrealized loss of approximately $232 thousand on our cash position at September 30, 2014, but reduces our net loss from operations by approximately $91 thousand for the nine month period ending September 30, 2014.

Results of operations for the nine month period ended September 30, 2014 compared with the nine month period ended September 30, 2013.

				Percentage
In U.S.$ thousands	2014	2013	Increase/	Increase/
			(Decrease)	(Decrease)
Revenue	$834	$804	$30	4%

Research and Development Expenses	772	406	366	90%
Selling, General and Administrative Expenses	1,524	1,341	183	14%
Depreciation of tangible assets	25	24	1	4%
Amortization of intangible assets	26	29	(3)	(10%	)
Net Loss	(1,490)	(995)	495	50%

Revenue

Total revenue increased from $804 thousand in the first nine months of 2013 to $834 thousand in the first nine months of 2014.

Of the total revenue recorded during the first nine months of 2014, $534 thousand (2013: $347 thousand) relates to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, we recognized $230 thousand in income during the first nine months of 2014 (2013: $230 thousand). In addition, in the nine months ended September 30, 2014 we recognized approximately $304 thousand (2013: $117 thousand) of royalty income earned from commercial sales of Forfivo XL®. Pursuant to the licensing agreement, royalty income is calculated as a percentage of net trade sales generated by Edgemont, is payable to us within 40 days of the end of each calendar quarter and recorded by us as income upon receipt.

Sales of Forfivo XL® have experienced significant quarterly growth in 2014 to date. Net trade sales in the second quarter of 2014 grew by 55% when compared with the previous quarter, and grew by a further 31% in Q3, 2014. Net trade sales in the third quarter of 2014 were more than double those recorded in the first quarter. Royalty income received in Q3, 2014 from sales of Forfivo XL® totaled $127 thousand, compared with $27 thousand received in the third quarter of 2013. Management anticipates that sales of Forfivo XL® will continue to grow at a significant rate.

Revenue for the nine months ended September 30, 2014 also includes an aggregate $300 thousand (2013: $457 thousand) in payments received for successfully achieving certain R&D development milestones for certain R&D development projects currently under development. We anticipate the receipt of further milestone payments as and when we successfully achieve further development milestones in accordance with contractual terms.

Research and development (“R&D”) expenses

R&D expenses, net of R&D investment tax credits, totaled $772 thousand in the nine months ended September 30, 2014, representing an increase of $366 thousand to the amount of $406 thousand expensed in the same period of 2013.

The increase in R&D expenses relates primarily to the costs incurred in the development of our second Par project, which is progressing according to plan, and also to the costs of a pilot clinical study for our VersaFilm™ product for erectile dysfunction that was completed in Q1, 2014 and that indicated bioequivalence with the leading brand reference listed drug tadalafil product.

Included within R&D expenses for the first nine months of 2014 are R&D Salaries of $329 thousand, of which approximately $6 thousand represents non-cash compensation. This compares with R&D salaries of $427 thousand in the first nine months of 2013, of which approximately $6 thousand represented non-cash compensation. The decrease in R&D salaries is primarily attributable to the fact that we ceased, with effect from December 31, 2013, to apportion 50% of the remuneration of our CEO to the R&D department.

In the nine months ended September 30, 2014 we recorded estimated research and development tax credits and refunds of $63 thousand, compared with $102 thousand that was recorded in the same period of the previous year. The amounts of research and development tax credits and refunds recorded by us may fluctuate from reporting period to reporting period depending upon the level of activity surrounding projects that we are currently progressing, together with whether or not we are able to fulfill Canadian eligibility criteria for obtaining such tax credits and refunds.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses totaled $1,524 thousand in the first nine months of 2014, representing an increase of $183 thousand compared with $1,341 thousand in the first nine months of 2013.

The increase in SG&A expenses relates in part to an increase in legal expenses of approximately $94 thousand primarily related to our Paragraph IV litigation with Wockhardt Bio AG (“Wockhardt”). In August 2013 we received a Paragraph IV Certification Letter from Wockhardt, advising of the submission of an Abbreviated New Drug Application ("ANDA") to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® ("Forfivo") 450 mg capsules in the United States. We continue to enforce our intellectual property rights for Forfivo XL®, which is currently protected by an issued patent listed in the FDA's Approved Drug Products List (Orange Book).

SG&A expenses increased by a further $155 thousand for administrative and management salaries, due to the fact that we ceased to allocate 50% of the remuneration of our CEO to R&D expenses for fiscal 2014. SG&A expenses also increased by approximately $80 thousand, due to the increase in the remuneration of our Board of Directors that was effective from April 1, 2014. However, as a result of management changes recently announced, we do not expect the increased rate of Board remuneration to continue. Increases in SG&A costs were partly compensated by a profit of approximately $145 thousand (2013: $16 thousand) realized on currency exchange, primarily from the conversion of US$ to CAD$.

Included in SG&A expenses are non-cash compensation expenses of approximately $65 thousand (2013: $53 thousand) from options granted to management employees in 2012 and 2013, $11 thousand (2013: $20 thousand) from options granted to non-employee directors in 2013, and $Nil (2013: $15 thousand) from options granted to consultants in 2012.

Depreciation of tangible assets

In the nine months ended September 30, 2014 we recorded an expense of $25 thousand for the depreciation of tangible assets, compared with an expense of $24 thousand for the same period of the previous year. As at September 30, 2014 we are carrying approximately $681 thousand of tangible assets, primarily VersaFilm™ manufacturing equipment, that are not being depreciated as they are not currently in service.

Amortization of intangible assets

The amortization of intangible assets expensed for the first nine months of 2014 totaled $26 thousand, compared with $29 thousand in the same period of last year. The expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation expense, warrants and share-based payments totaled $82 thousand for the nine months ended September 30, 2014, compared with $82 thousand for the nine months ended September 30, 2013.

We expensed approximately $71 thousand in the first nine months of 2014 for options granted to our employees in 2012 and 2013 under the 2006 Stock Option Plan, and approximately $11 thousand for options granted to non-employee directors in 2013, compared with $59 thousand and $8 respectively that was expensed in the same period of the previous year. We also expensed $15 thousand in the first nine months of 2013 for options granted to consultants.

There remains approximately $56 thousand in stock based compensation to be expensed in fiscal 2014 and 2015, all of which relates to the issuance of options to our employees and directors during 2012 and 2013. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet.

				Percentage
In U.S.$ thousands	September	December	Increase/	Increase/
	30, 2014	31, 2013	(Decrease)	(Decrease)
Current Assets	$4,737	$5,550	$(813)	(15%	)
Leasehold improvements and equipment	805	588	217	37%
Intangible Assets	53	79	(26)	(33%	)
Accounts payable and accrued liabilities	267	593	(326)	(55%	)
Deferred License Revenue	435	616	(181)	(29%	)
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,635	20,934	1,701	8%

Current assets

Current assets totaled $4,737 thousand at September 30, 2014 compared with $5,550 thousand at December 31, 2013. The decrease of $813 thousand is attributable to a decrease in cash and cash equivalents of approximately $629 thousand, a decrease in accounts receivable of approximately $92 thousand, a decrease in prepaid expenses of approximately $58 thousand, and a decrease in investment tax credits receivable of approximately $34 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $4,376 thousand as at September 30, 2014 representing a decrease of $629 thousand compared with the balance of $5,005 thousand as at December 31, 2013. The decrease in cash on hand relates to net cash used by operating activities of $1,679 thousand, net cash used in investing activities of $274 thousand, and an unrealized foreign exchange loss of $295 thousand, partly offset with net cash provided by financing activities of $1,619 thousand.

The unrealized foreign exchange loss of $295 thousand relates to cash balances physically held in our operating currency of Canadian dollars being converted into our reporting currency of U.S. dollars.

The cash provided by financing activities derives from the exercise of 2,480,988 warrants that were exercised for 2,480,988 common shares for cash consideration of $1,619 thousand.

Accounts receivable

Accounts receivable totaled $52 thousand as at September 30, 2014 representing a decrease of $92 thousand compared with the balance of $144 thousand as at December 31, 2013. The decreased balance relates to the payment of invoices in Q1, 2014 that were issued to clients and remained outstanding at December 31, 2013.

Prepaid expenses

As of September 30, 2014 prepaid expenses totaled $75 thousand compared with $133 thousand as of December 31, 2013. The decrease in prepaid expenses primarily relates to a deposit paid in December 2013 for a biostudy undertaken in the first quarter of 2014, and a deposit paid in 2013 for R&D machinery that was to be supplied and installed in 2014.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $234 thousand as at September 30, 2014 compared with $268 thousand as at December 31, 2013. The decrease relates to the receipt in Q2, 2014 of $106 thousand, being the balance of the fiscal 2012 investment tax credit receivable, which was partly offset by the accrual recorded for the first six months of 2014.

Leasehold improvements and equipment

As at September 30, 2014, the net book value of leasehold improvements and equipment amounted to $805 thousand, compared to $588 thousand at December 31, 2013. In the nine months ended September 30, 2014 additions to assets totaled $274 thousand and comprised $53 thousand for pilot plant manufacturing equipment for our VersaFilm™ products, $143 thousand for R&D equipment, $69 thousand for leasehold improvements and $9 thousand for computer equipment. In the nine months ended September 30, 2014 we recorded depreciation on leasehold improvements and equipment of $25 thousand and incurred an unrealized foreign exchange loss of $32 thousand.

As at September 30, 2014 we are carrying approximately $681 thousand of tangible assets, primarily VersaFilm™ manufacturing equipment, that are not being depreciated as they are not currently in service.

Intangible assets

As at September 30, 2014 NDA acquisition costs of $53 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $267 thousand as at September 30, 2014 (December 31, 2013 - $593 thousand) and consisted of approximately $33 thousand relating to research and development activities, approximately $89 thousand relating to professional fees, and approximately $119 thousand relates to accrued payroll liabilities. This compares with approximately $100 thousand relating to research and development activities, approximately $180 thousand relating to professional fees, of which approximately $87 thousand related to the public offering completed in December, 2013, and approximately $301 thousand relating to accrued payroll liabilities, that was included in the accounts payable and accrued liabilities balance as at December 31, 2013.

Deferred license revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL®™ are expected to be exclusive. As a result of this policy, we have a deferred revenue balance related to this upfront fee of $385 thousand at September 30, 2014 (December 31, 2013: $616 thousand) that has not been recognized as revenue, of which $77 thousand is recognized as the non-current portion and $308 thousand is recognized in current assets as the current portion. This compares with $308 thousand and $308 thousand respectively as at December 31, 2013.

In January, 2014 IntelGenx entered into a development and commercialization agreement with Par Pharmaceutical, Inc. for two products. The Company received $100 thousand upon execution of the agreement, of which $50 thousand has been recognized in current liabilities as deferred revenue until certain development milestones that are expected to be achieved in 2014 have been realised.

Shareholders’ equity

As at September 30, 2014 we had accumulated a deficit of $17,592 thousand compared with an accumulated deficit of $16,102 thousand as at December 31, 2013. Total assets amounted to $5,595 thousand and shareholders’ equity totaled $4,893 thousand as at September 30, 2014, compared with total assets and shareholders’ equity of $6,217 thousand and $5,008 thousand respectively, as at December 31, 2013.

Capital stock

As at September 30, 2014 capital stock amounted to $635 compared to $610 at December 31, 2013. The increase reflects the issuance of 2,480,988 shares related to the exercise of warrants, with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional paid-in-capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,635 thousand at September 30, 2014, compared with $20,934 thousand at December 31, 2013. Additional paid-in capital increased by $1,619 thousand for warrants exercised during the first quarter, and by $82 thousand for stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
In U.S.$ thousands	September	September	Increase/	Increase/
	30, 2014	30, 2013	(Decrease)	(Decrease)
Operating Activities	$(1,679)	$(725)	$954	131%
Financing Activities	1,619	$1,496	$123	8%
Investing Activities	(274)	(260)	14	5%
Cash and cash equivalents - end of period	4,376	2,551	1,825	72%

Statement of cash flows

Net cash used by operating activities was $1,679 thousand in the nine months ended September 30, 2014, compared with $725 thousand for the nine months ended September 30, 2013. In the first nine months of 2014, net cash used by operating activities consisted of an operating loss of $1,357 thousand (2013: $860 thousand) net of non-cash related expenses of approximately $133 thousand (2013: $135 thousand), and a decrease in non-cash operating elements of working capital of $322 thousand, compared with an increase of $135 thousand in the same period of the previous year.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $1,619 thousand in the first nine months of 2014, compared with $1,496 thousand provided in the same period of the previous year. The net cash provided in the first nine months of 2014 resulted from the exercise of 2,480,988 warrants, whereas the cash provided in the first nine months of 2013 resulted from the exercise of 3,098,500 warrants and 75,000 stock options.

Net cash used in investing activities amounted to $274 thousand in the nine months ended September 30, 2014 compared with $260 thousand in the nine months ended September 30, 2013. In the first nine months of 2014 we invested approximately $53 thousand (2013: $252 thousand) for pilot plant manufacturing equipment for our VersaFilm™ products, $143 thousand (2013: $5 thousand) for R&D equipment, $69 thousand (2013: $Nil) for leasehold improvements and $9 thousand (2013: $3 thousand) for computer equipment.

The balance of cash and cash equivalents as at September 30, 2014 amounted to $4,376 thousand, compared with $2,551 thousand at September 30, 2013.

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

PART II

Item 1.	Legal Proceedings
This Item is not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
This Item is not applicable.

Item 3.	Defaults Upon Senior Securities
This Item is not applicable.

Item 4.	(Reserved)

Item 5.	Other Information
This Item is not applicable.

Item 6.	Exhibits

Exhibit 10.1	Employment Contract Horst Zerbe

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: November 12, 2014	By:	/s/ Horst G. Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 12, 2014	By:	/s/ Paul A. Simmons
Paul A. Simmons
Principal Accounting Officer