Form 10-K
period 2014-12-31
IntelGenx Technologies Corp.
filed 2015-03-31
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Yes [X]                 No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]                 No [X]

      As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $39,745,692 based on the closing price of the registrant’s common shares of U.S. $0.75, as reported on the OTCQX on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2015
Common Stock, $.00001 par value	63,465,256 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CAD$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2014 closing rate reported by the Bank of Canada, being U.S. $1.00 = CAD$1.1601.

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

INT0001/2004: This is the most advanced generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. We are working to progress pivotal development activities.

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

The product was launched in the U.S. in October 2012 under the brand name Forfivo XL®. As of December 31, 2014 we have received an upfront payment of $1 million and a $1 million milestone payment related to the launch. We commenced receiving royalty payments in the first quarter of 2013 and received total royalties of $171 thousand in the year ended December 31, 2013. Royalty income increased by approximately 171% to $463 thousand in 2014.

In August 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an Abbreviated New Drug Application ("ANDA") to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States. In November 2014 we announced that the Paragraph IV litigation with Wockhardt had been settled and that, under the terms of the settlement, Wockhardt has been granted the right, with effect from January 15, 2018, to be the exclusive marketer and distributor of an authorized generic of Forfivo XL® in the U.S.

In December 2014 we announced that Edgemont had exercised its right to extend the license for the exclusive marketing of Forfivo XL® 450 mg tablets. In exchange, we received milestone payments of $650 thousand in December 2014 and $600 thousand in February 2015. All other financial obligations contained in the license agreement entered into by Edgemont and IntelGenx in February 2012, specifically launch-related and sales milestones, together with the contractual royalty rates on net sales of the product, remain in effect.

INT0007/2006: An oral film product based on our proprietary edible film technology is currently in the optimization stage. The product contains the active ingredient Tadalafil and is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the third quarter of 2010 indicate that the product is bioequivalent with the brand product, Cialis®. A second clinical trial comparing an alternative formulation with the reference listed drug was completed in the first quarter of 2013. The results of this study suggest the potential to develop a faster acting Tadalafil product using our VersaFilm™ technology. The formulation is currently being optimized and will be tested in a bioequivalency study upon finalization of the formulation optimization work.

INT0008/2007: In March 2013 we submitted a 505(b)(2) new drug application (“NDA”) to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with the co-development and commercialization agreement with RedHill Biopharma Ltd. (“RedHill”) using our proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

In June 2013 the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) action date of February 3, 2014 for the review of the NDA for marketing approval and in February 2014 we received a Complete Response Letter (“CRL”) from the FDA informing us that certain questions and deficiencies remain that preclude the approval of the application in its present form. The questions raised by the FDA in the CRL regarding the NDA for our anti-migraine VersaFilm™ product primarily relate to third party Chemistry, Manufacturing and Controls (“CMC”) and to the packaging and labeling of the product. No questions or deficiencies were raised relating to the product's safety and the FDA's CRL does not require additional clinical studies.

In March 2014 we submitted our response to the FDA's CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the active pharmaceutical ingredient (“API”) of the product has been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA at this time. We continue to work together with RedHill, our development partner, on a variety of options to ensure continued supply of the raw material regardless of the result of these compliance issues and have already identified and audited an alternative API supplier. However, changing suppliers is financially expensive and is a time-consuming process. As a result, we believe that FDA approval of this product for the US market will be delayed until 2016.

In October 2014 we announced the submission of a Marketing Authorization Application (“MAA”) to the German Federal Institute for Drugs and Medical Devices (“BfArM”) seeking European marketing approval of our oral thin film formulation of rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S. The MAA was submitted under the European Mutual Recognition Procedure with Germany as the reference member state. The submission is supported by several studies, including a comparative bioavailability study which successfully established the bioequivalence between RIZAPORT® and the European reference drug. BfArM validated the MAA and initiated the formal review process of the application on November 25, 2014. BfArM's potential feedback regarding the MAA is expected during the second half of 2015.

INT0010/2006: We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal muco-adhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. A clinical biostudy undertaken in 2009 on the muco-adhesive tablet developed by us and based on our proprietary AdVersa™ technology indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to US Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project.

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

INT0036/2013: An oral film product based on our proprietary edible film technology is currently in the early development stage. The product is intended for the treatment of schizophrenia-related disorders. Our first clinical study on this product, completed in Q4 2014, suggested improved bioavailability compared to the currently approved tablet.

INT0037/2013: A product based on one of our proprietary technologies has been developed and we are currently preparing submission batches in support of a marketing application to the FDA. The product is being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. In accordance with confidentiality clauses contained in the agreement, the specifics of the product description, platform technology and financial terms remain confidential.

INT0039/2013: A product based on one of our proprietary technologies is currently in the early development stage. The product is being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. In accordance with confidentiality clauses contained in the agreement, the specifics of the product description, platform technology and financial terms remain confidential.

INT0040/2014: An oral film product based on our proprietary edible film technology is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

The current development status of each of our products as of the date of this report is summarized in the following table:

Product	Indication	Status of Development
INT0001/2004	CHF (Coronary Heart Failure), Hypertension	Pivotal development activities ongoing.
INT0004/2006	Antidepressant	FDA-approved November 2011. Commercially launched in USA as Forfivo XL® in October 2012.
INT0007/2006	Erectile Dysfunction	Product optimization ongoing.
INT0008/2007	Migraine	NDA filed with FDA in March 2013. Currently working to resolve API supply issues.Submitted MAA for Europe in October 2014.
INT0010/2006	Cancer pain	Formulation development ongoing.
INT0024/2010	Idiopathic pulmonary fibrosis	Interaction study completed. On hold pending instructions from partner.
INT0027/2011	Opioid dependence	ANDA submitted to FDA in July 2013. Awaiting FDA decision / approval
INT0030/2011	Animal health	Formulation development ongoing.
INT0036/2012	Schizophrenia	Formulation development ongoing.
INT0037/2013	Undisclosed	Product developed. Preparing manufacture of submission batches.
INT0039/2013	Undisclosed	Formulation development ongoing.
INT0040/2013	Undisclosed	Formulation development ongoing.

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing market leading pharmaceutical products, (2) developing generic drugs with high barriers to entry, (3) developing new drug delivery technologies, and (4) manufacturing our VersaFilm™ products for commercial sale.

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

VersaFilm™ Manufacturing

We plan to establish a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

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

The key factors affecting the development and commercialization of our drug delivery products are likely to include, among other factors:

•	The safety and efficacy of our products;

•	The relative speed with which we can develop products;

•	Generic competition for any product that we develop;

•	Our ability to defend our existing intellectual property and to broaden our intellectual property and technology base;

•	Our ability to differentiate our products;

•	Our ability to develop products that can be manufactured on a cost effective basis;

•	Our ability to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) and any other regulatory requirements; and

•	Our ability to obtain financing.

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities and in our manufacturing technology expertise, in order to further strengthen our technology base and to develop the ability to manufacture our VersaFilm™ products ourselves, and our VersaTab™ and AdVersa™ products through our manufacturing partners, at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

•	Our diversified pipeline;

•	Our ability to swiftly develop products through to regulatory approval; and

•	The versatility of our drug delivery technology.

Manufacturing Partnership

We currently manufacture products only for testing purposes in our own laboratories, and we do not manufacture products for pivotal clinical trials or for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we plan to establish a state-of-the-art manufacturing facility for the commercial manufacture of our VersaFilm™ drug delivery technology. VersaFilm™ is our proprietary immediate release polymeric film technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. VersaFilm™ provides a patent-protected method of re-formulating approved pharmaceuticals in a more convenient and discrete oral dosage form. We expect to establish our manufacturing facility by the third quarter of 2015.

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

Dependence on Major Customers

We currently rely on a few major customers for our end products. We also currently depend upon a limited number of partners to develop our products, to provide funding for the development of our products, to assist in obtaining regulatory approvals that are required in order to commercialize these products, and to market and sell our products.

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

We have obtained seven (7) patents and have an additional three (3) pending patent applications, as described below. The patents expire 20 years after submission of the initial application.

Date submitted / issued /
Patent No.	Title	Subject	expiration

US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019

US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021

US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued November 7, 2006 Expires April 16, 2022

US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033

US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032

US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027

US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032

US Appl. 12/963,132	Oral film dosage forms and methods for making same	Optimization of film strip technology	Filed December 8, 2010

US Appl. 13/079,348	Solid oral dosage forms comprising tadalafil	Formulation of oral films containing tadalafil	Filed April 04, 2011

US 14/447,071	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2013

Government Regulation

The pharmaceutical industry is highly regulated. The products we participate in developing require certain regulatory approvals. In the United States, drugs are subject to rigorous regulation by the FDA. The U.S. Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and/or the inability to obtain or maintain required approvals or to market drugs. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•	Preclinical laboratory tests, animal studies and formulation studies under FDA’s good laboratory practices regulations, or GLPs;

•	The submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•

The completion of adequate and well-controlled clinical trials according to good clinical practice regulations, or GCPs, to establish the safety and efficacy of the product for each indication for which approval is sought;

•

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

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or ANDA.

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2014 increased by $514 thousand to $1,075 thousand, compared with $561 thousand for the year ended December 31, 2013. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $17,848 thousand since our inception in 2003 through December 31, 2014. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 were $1.7 million, $948 thousand, $1,198 thousand, $440 thousand, and $1,337 thousand respectively. Our revenues in 2013 consisted primarily of royalty income and the amortization of deferred revenue related to the commercialization of Forfivo XL®, our first FDA-approved product, which was commercialized in October 2012, and milestone payments related to the development of our VersaFilm™ products. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We are also at risk that these partnerships or other arrangements may not be successful. Factors that may affect the success of our partnerships include the following:

•	Our partners may incur financial and cash-flow difficulties that force them to limit or reduce their participation in our joint projects;

•	Our partners may be pursuing alternative technologies or developing alternative products that are competitive to our product, either on their own or in partnership with others;

•	Our partners may reduce marketing or sales efforts, or discontinue marketing or sales of our products, which may reduce our revenues received on the products;

•

Our partners may have difficulty obtaining the raw materials to manufacture our products in a timely and cost effective manner or experience delays in production, which could affect the sales of our products and our royalty revenues earned;

•	Our partners may terminate their partnerships with us. This could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities;

•

Our partners may pursue higher priority programs or change the focus of their development programs, which could affect the partner’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, a common occurrence in recent years; and

•

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

We plan to establish our own manufacturing facility for the future manufacture of VersaFilm™ products, which requires considerable financial investment and, if we are unsuccessful, could have a material adverse effect on our business, financial condition or results of operations.

We currently manufacture products only for testing purposes in our own laboratories and we do not manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products we plan to invest approximately $6 million during the course of the next 12 months to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology.

We have limited expertise in establishing a manufacturing facility and although we have contracted with architects, engineers and construction contractors specialized in the planning and construction of pharmaceutical facilities, there can be no guarantee that the project can be completed, or within the time or budget allocated. In addition, we may be unable to attract suitably qualified personnel for our manufacturing facility at acceptable terms and conditions of employment.

In addition, before we can begin commercial manufacture of our VersaFilm™ products for sale in the United States, we must obtain FDA regulatory approval for the product, which requires a successful FDA inspection of our manufacturing facilities, processes and quality systems in addition to other product-related approvals. Further, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA, before and after product approval. Due to the complexity of the processes used to manufacture our VersaFilm™ products, we may be unable initially or at any future time to pass federal, state or international regulatory inspections in a cost effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution.

The manufacture of our products is heavily regulated by governmental health authorities, including the FDA. We must ensure that all manufacturing processes comply with current Good Manufacturing Practices (“cGMP”) and other applicable regulations. In recent years, health authorities have intensified their scrutiny of manufacturers' compliance with such requirements, and are increasingly challenging practices that were previously considered acceptable. If we fail to comply fully with these requirements and the health authorities' expectations, then we could be required to shut down our production facilities or production lines, or could be prevented from importing our products from one country to another. This could lead to product shortages, or to our being entirely unable to supply products to patients for an extended period of time. Such shortages or shut downs could lead to significant losses of sales revenue and to potential third-party litigation. In addition, health authorities have in some cases imposed significant penalties for such failures to comply with cGMP. A failure to comply fully with cGMP could also lead to a delay in the approval of new products to be manufactured at our manufacturing facility.

Any disruption in the supply of our future products could have a material adverse effect on our business, financial condition or results of operations.

We have no timely ability to replace our future VersaFilm™ manufacturing capabilities.

If our manufacturing facility suffers any type of prolonged interruption, whether caused by regulator action, equipment failure, critical facility services, fire, natural disaster or any other event that causes the cessation of manufacturing activities, we would be exposed to long-term loss of sales and profits. There are no facilities capable of contract manufacturing our VersaFilm™ products at short notice. If we suffer an interruption to our manufacturing of VersaFilm products, we may have to find a contract manufacturer capable of supplying our needs, although this would require completing a Manufacturing Site Change process, which takes considerable time and is costly. Replacement of our manufacturing capabilities will have a material adverse effect on our business and financial condition or results of operations.

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved through a Prior Approval Supplement by the FDA.

Our ability to manufacture products is dependent, in part, upon ingredients and components supplied by others, including international suppliers. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. As the API typically comprises the majority of a product's manufactured cost, and qualifying an alternative is costly and time-consuming, API suppliers must be selected carefully based on quality, reliability of supply and long-term financial stability.

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

Factors that we believe could materially affect market acceptance of these products include:

•	The timing of the receipt of marketing approvals and the countries in which such approvals are obtained;
•	The safety and efficacy of the product as compared to competitive products;
•	The relative convenience and ease of administration as compared to competitive products;
•	The strength of marketing distribution support; and
•	The cost-effectiveness of the product and the ability to receive third party reimbursement.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own seven U.S. patents and have applied for three U.S. patents, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Risks Related to Our Securities:

The price of our common stock could be subject to significant fluctuations.

Any of the following factors could affect the market price of our common stock:

•	Our failure to achieve and maintain profitability;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Actual or anticipated variations in our quarterly results of operations;
•	Changes in market valuations of similar companies;
•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
•	The loss of major customers or product or component suppliers;
•	The loss of significant partnering relationships; and
•	General market, political and economic conditions.

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

Additional risks may exist because we became public through a "reverse merger" with a shell corporation. Although the shell did not have recent or past operations or assets and we performed a due diligence review of the public company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of our company. Security analysts of major brokerage firms and securities institutions may not cover us or recommend the purchase of our common stock. No assurance can be given that established brokerage firms will want to conduct any financings for us in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy 3,500 square feet of leased space at a rate of CAD$8.88/square foot in an industrial zone at 6425 Abrams, St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. We extended the term of the lease agreement to, most recently, the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6420 Abrams. Commencing in the third quarter of 2015, we plan to occupy approximately 17,000 square feet of leased space at a base rent of approximately CAD$110 thousand annually for the first two years of a ten year and 6 months renewable lease agreement. The base rent increases at CAD$0.25 per square foot every two years. We plan to utilize approximately 9,500 square feet of the new facility to establish manufacturing capabilities for our thin film VersaFilm™ products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

ITEM 3. LEGAL PROCEEDINGS

In August 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an ANDA to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States. In November 2014 we announced that the Paragraph IV litigation with Wockhardt had been settled and that, under the terms of the settlement effective November 26, 2014, Wockhardt has been granted the rights, with effect from January 15, 2018, to be the exclusive marketer and distributor of an authorized generic of Forfivo XL® in the U.S.

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

	OTCQX/OTCBB		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CAD$)	(CAD$)
2014
Fourth Quarter	$0.69	$0.36	$0.75	$0.39
Third Quarter	$0.75	$0.46	$0.80	$0.50
Second Quarter	$1.06	$0.68	$1.12	$0.73
First Quarter	$1.05	$0.54	$1.16	$0.57

2013
Fourth Quarter	$0.57	$0.48	$0.60	$0.50
Third Quarter	$0.72	$0.49	$0.74	$0.51
Second Quarter	$0.70	$0.53	$0.70	$0.55
First Quarter	$0.75	$0.45	$0.73	$0.48

Number of Shareholders

On March 20, 2015 there were approximately 50 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2014, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2014, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

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

We plan to establish a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

We currently purchase and/or lease, on an as-needed basis, the equipment necessary for performing research and development activities related to our products.

We plan to hire new personnel in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing facility, and increase our research and development activities.

Key Developments

There were a number of key events in the strategic development of our company throughout 2014, and subsequent to the end of the year, most notably:

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

The commercialization of Forfivo XL® triggered launch-related milestone payments to us of up to $4.0 million, of which $1 million was received following commercial launch in October 2012. Based on current trends, Management expects that the remaining $3 million will be earned in fiscal 2015. Additional milestones of up to a further $23.5 million are due upon achieving certain sales and exclusivity targets. We also receive tiered, double-digit, royalties on net sales of Forfivo XL®. We recorded total revenue for Forfivo XL® in 2014 of approximately $1.1 million, compared with $492 thousand in 2013.

The level of sales achieved for Forfivo XL® in 2014 improved significantly when compared to the previous year. According to Symphony Health Solutions, a recognized market research firm, gross sales of Forfivo XL® totaled $8.9 million in the year ending December 31st, 2014 representing an increase of 230% compared with sales of $2.7 million in the preceding year. The number of Forfivo XL® prescriptions filled increased by 123% from approximately 16,761 in 2013 to 30,378 in 2014. The average month-on-month growth rate of Forfivo XL® throughout 2014 exceeded 9%. Management anticipates this trend to continue throughout 2015 and expects significantly higher revenue from the sales of Forfivo XL® in 2015.

In August 2013 we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an ANDA to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg capsules in the United States. In November 2014 we announced that the Paragraph IV litigation with Wockhardt had been settled and that, under the terms of the settlement, Wockhardt has been granted the rights, with effect from January 15, 2018, to be the exclusive marketer and distributor of an authorized generic of Forfivo XL® in the U.S.

In December 2014 we announced that Edgemont had exercised its right to extend the license for the exclusive marketing of Forfivo XL® 450 mg tablets. In exchange, we received milestone payments of $650 thousand in December 2014 and $600 thousand in February 2015. All other financial obligations contained in the license agreement entered into by Edgemont and IntelGenx in February 2012, specifically launch-related and sales milestones, together with the contractual royalty rates on net sales of the product, remain in effect.

Anti-migraine VersaFilm™

In March 2013 we submitted a 505(b)(2) NDA to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product manufactured by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with the co-development and commercialization agreement with RedHill using our proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

In June 2013 the FDA assigned a PDUFA action date of February 3, 2014 for the review of the NDA for marketing approval and in February 2014 we received a Complete Response Letter (“CRL”) from the FDA informing us that certain questions and deficiencies remain that preclude the approval of the application in its present form. The questions raised by the FDA in the CRL regarding the NDA for our anti-migraine VersaFilm™ product primarily relate to third party Chemistry, Manufacturing and Controls (“CMC”) and to the packaging and labeling of the product. No questions or deficiencies were raised relating to the product's safety and the FDA's CRL does not require additional clinical studies.

In March 2014 we submitted our response to the FDA's CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the API of the product has been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA at this time. We continue to work together with RedHill, our development partner, on a variety of options to ensure continued supply of the raw material regardless of the result of these compliance issues and have already identified and audited an alternative API supplier. However, changing suppliers is financially expensive and is a time-consuming process. As a result, we believe that FDA approval of this product for the US market will be delayed until 2016.

In October 2014 we announced the submission of a Marketing Authorization Application (“MAA”) to the German Federal Institute for Drugs and Medical Devices (“BfArM”) seeking European marketing approval of our oral thin film formulation of rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S. The MAA was submitted under the European Mutual Recognition Procedure with Germany as the reference member state. The submission is supported by several studies, including a comparative bioavailability study which successfully established the bioequivalence between RIZAPORT® and the European reference drug. BfArM validated the MAA and initiated the formal review process of the application on November 25, 2014. BfArM's potential feedback regarding the MAA is expected during the second half of 2015.

It should be noted that BfArM is satisfied with the compliance status of the API and that therefore the Import Alert issued by the FDA has no effect upon the MAA submission in Europe.

Two new (undisclosed) projects

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

Erectile Dysfunction VersaFilm™

In February 2014 we announced the completion of a pilot biostudy with our proprietary VersaFilm™ tadalafil product for erectile dysfunction that indicated bioequivalence with the leading brand reference listed drug (“RLD”) tadalafil product.

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

Schizophrenia VersaFilm™

In April 2014 we announced financial support from the National Research Council of Canada Industrial Research Assistance Program (NRC-IRAP). In addition to advisory services and technological expertise, the funding provided by NRC-IRAP will support further development of a product for the treatment of central nervous system (CNS) diseases and disorders, based upon our proprietary, oral thin film, VersaFilm™, technology.

In November 2014 we announced the successful completion of a pilot clinical study for our INT0036 VersaFilm™ product, which is intended for the treatment of schizophrenia-related disorders. INT0036 showed a significantly improved pharmacokinetic profile against the reference product. The study data confirm that buccal absorption of the drug from our VersaFilm™ product results in a significantly higher bioavailability of the drug compared to oral tablets. Therapeutically relevant plasma concentrations are reached significantly faster with our VersaFilm™ product compared to conventional tablets and confirm the suitability of the film product for the intended indication.

According to a Datamonitor Healthcare schizophrenia forecast published July 13, 2012, sales of schizophrenia drugs across the seven major markets (the US, Japan, France, Germany, Italy, Spain, and the UK) were estimated at $5.2 billion in 2012 and by 2021, the market is forecast to grow to $6.9 billion at a compound annual growth rate (“CAGR”) of 3.3% . The introduction of additional atypical antipsychotic depot injections, price increases in the US, and the use of pipeline drugs targeted against negative and cognitive symptoms alongside current antipsychotic treatments, are some of the catalysts for this growth. US sales were approximately $3.7 billion in 2012 and are forecast to grow at a CAGR of 4.7% until 2021.

In order to maintain our competitive advantage, we are unable to disclose further details related to this project at this time.

Proprietary Technology

In February 2014 we announced receipt of a Notice of Allowance ("NOA") from the United States Patent and Trademark Office (“USPTO”) for U.S. Patent Application Serial No. 11/647,033 entitled "Multilayer tablet" which covers the technology used in our hypertension product currently under development. We also announced that a second NOA has been received for U.S. Patent Application Serial No. 11/782,838 entitled "Controlled-release pharmaceutical tablets" which is related to the drug delivery technology used in Forfivo XL®, our first FDA-approved product currently commercialized in the U.S.

In April 2014 we announced receipt of a third NOA from the USPTO for U.S. Patent Application Serial No. 12/836,810 entitled "Oral mucoadhesive dosage form" which covers our proprietary AdVersa™ mucoadhesive drug delivery technology.

These three NOA's conclude the examination of each U.S. patent application and resulted in the issuance of three U.S. patents that significantly strengthen our patent portfolio and provide further protection for our proprietary technologies.

Corporate

New Manufacturing Facility with increased R&D and Administration space

Subsequent to the end of the fiscal year ended December 31, 2014, we finalised negotiations for an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”), which we expect to execute in the coming weeks. The Lease has a 10 year and 6 month term commencing on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CAD$110 thousand (approximately $95 thousand) per year, which will increase at a rate of CAD$0.25 ($0.22) per square foot every two years. We plan to use the newly leased space to manufacture our oral film VersaFilm™ products, to enlarge our research and development capabilities, and for administration purposes.

We also finalised negotiations for an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CAD$2.9 million (approximately $2.5 million), which we expect to execute in the coming weeks. The construction agreement will be awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the renovation of existing buildings for pharmaceutical use and has completed projects for various major pharmaceutical companies. We plan to fund this project from cash on hand. Construction is anticipated to be completed in Q3, 2015.

On March 16, 2015 we received CAD$500 thousand (approximately $430 thousand) in cash as part of a credit facility of up to CAD$3.5 million (approximately $3.0 million) negotiated with BMO Bank of Montreal (“BMO”). The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency. Management expects disbursement of the remaining CAD$3.0 million ($2.6 million) to follow after BMO has reviewed (in August 2015) our operating results for the first 6 months of 2015. The credit facility may be drawn down in multiple disbursements over 12 months and, after a 6 month moratorium on the capital, has a repayment term of up to 60 months. The financial covenants of the credit facility require us to maintain a Minimum Debt Service Coverage ratio of 1.25:1, and a Maximum Total Debt to Tangible Net Worth ratio of 2.5:1. Based upon Management’s business forecasts and projections, Management believes that we will be able to fully comply with these financial covenants. As part of securing the credit facility, we will maintain our operating bank account with BMO and we will conduct all future banking transactions related to our business operations through BMO. We intend to use the funds for the purchase and installation of new equipment for our new, state-of the-art, manufacturing facility.

On March 16, 2015 we placed an order for 2 packaging machines to be manufactured by Harro Höfliger Verpackungsmaschinen GmbH (“Harro Höfliger”) and installed in our new, state-of the-art, manufacturing facility. Harro Hofliger is widely recognized as a high end supplier of production and packaging equipment, primarily to the pharmaceutical and medical device industries, and is noted for providing innovative, custom equipment to meet the needs of customers. Our purchase order consists of one commercial grade packaging machine for the commercial packaging of our VersaFilm™ products, and one smaller machine for our R&D laboratories to be used for clinical trials, submission batches and manufacturing scale up. The purchase order, in the aggregate amount of approximately €1.5 million (approximately $1.6 million), requires immediate payment of a 20% deposit with a further 70% to be paid upon delivery of each machine and the balance of 10% to be paid upon satisfactory completion of a Site Acceptance Test of each machine. The laboratory packaging machine is expected to be delivered in Q3, 2015 and the commercial packaging machine is expected to be delivered in Q4, 2015. We intend to finance the acquisition of these 2 machines with the credit facility negotiated with BMO, as discussed above.

Leadership succession

In July 2014 we announced the resignation of Dr. Rajiv Khosla as President and Chief Executive Officer (“CEO”), and as a member of the Board, effective immediately.

Concurrently, our Board of Directors appointed Dr. Horst G. Zerbe, our Chairman of the Board, founder, and former President and CEO, to the positions of President and CEO.

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, when comparing the currency rates used to prepare our financial statements for fiscal 2014 with the rates used to prepare the previous year, the strengthened US dollar resulted in an unrealized loss of approximately $442 thousand on our cash position at December 31, 2014, but reduced our net loss from operations by approximately $124 thousand for year ending December 31, 2014. The following management discussion and analysis takes this into consideration whenever material.

Results of Operations – Year ended December 31, 2014 compared to the Year ended December 31, 2013.

				Percentage
In U.S.$ thousands	2014	2013	Increase/	Increase/
			(Decrease)	(Decrease)
Revenue	$1,659	$948	$711	75%
Research and Development Expenses	1,075	561	514	92%
Selling, General and Administrative Expenses	2,290	1,954	336	17%
Depreciation of tangible assets	35	34	1	3%
Amortization of intangible assets	39	38	1	3%
Interest and other income	34	-	34	N/A
Net Loss	(1,746)	(1,639)	107	7%

Revenue and Other Income

Total revenue in the year ended December 31, 2014 increased by 75% to $1,659 thousand from $948 thousand in the year ended December 31, 2013.

Revenue recorded in the year ended December 31, 2014 includes $1,097 thousand (2013 - $492 thousand) related to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, we invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, to be amortized in income from October 2014 through September 2015. As a result of this policy, we recognized $621 thousand (2013 - $308 thousand) in income during the year ended December 31, 2014. As at December 31, 2014, we have a deferred revenue balance of $1,245 thousand (December 31, 2013: $616 thousand) that has not been recognized as revenue. In addition, we recognized approximately $463 thousand (2013 - $171 thousand) of royalty income earned from the sale of Forfivo XL®, and a further $13 thousand (2013 - $13 thousand) of manufacturing royalty income related to a license to manufacture Forfivo XL® that was granted by us to a contract manufacturing organization. Forfivo XL® is indicated for the treatment of MDD and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

The level of sales achieved for Forfivo XL® in 2014 improved significantly when compared to the previous year. According to Symphony Health Solutions, gross sales of Forfivo XL® totaled $8.9 million in the year ending December 31st, 2014, an increase of 230% compared with sales of $2.7 million in the preceding year. The number of Forfivo XL® prescriptions filled increased by 123% from approximately 16,761 in 2013 to 30,378 in 2014. The average month-on-month growth rate of Forfivo XL® throughout 2014 exceeded 9%. We anticipate significantly higher revenue from the sales of Forfivo XL® in 2015.

Revenue for the year ended December 31, 2014 also includes an aggregate $550 thousand (2013: $450 thousand) in payments received for successfully achieving certain R&D development milestones for certain R&D development projects currently under development. We anticipate the receipt of further milestone payments as and when we successfully achieve further development milestones in accordance with contractual terms.

Research and Development (“R&D”) Expenses

R&D expenses totaled $1,075 thousand in the year ended December 31, 2014 compared with $561 thousand the previous year, representing an increase of $711 thousand, or 92%.

The increase in R&D expenses is primarily attributable to approximately $401 thousand of expenses incurred in the development of our second Par project, which is progressing according to plan. In addition, we incurred approximately $96 thousand of R&D costs for the completion of a pilot biostudy with our proprietary VersaFilm™ tadalafil product for erectile dysfunction that indicated bioequivalence with the leading brand reference listed drug tadalafil product, and approximately $100 thousand for the development and successful completion of a pilot clinical study for our VersaFilm™ product, indicated for the treatment of schizophrenia, that demonstrated a significantly improved pharmacokinetic profile against the reference product. We also recorded estimated Research and Development Tax Credits and refunds of $94 thousand in the year ended December 31, 2014, representing a decrease of $72 thousand compared with $166 thousand that was recorded in the previous year.

Included within R&D expenses for 2014 are R&D Salaries of $478 thousand, of which approximately $8 thousand represents non-cash compensation. This compares to R&D salaries of $604 thousand in 2013, of which approximately $17 thousand represented non-cash compensation. The decrease in R&D salaries is primarily attributable to the fact that we ceased, with effect from December 31, 2013, to apportion 50% of the remuneration of our CEO to the R&D department, and to lower salaries as a result of paternity leave of two employees during period of 2014.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased by 17% from $1,954 thousand in the year ended December 31, 2013 to $2,290 thousand in the year ended December 31, 2014. Approximately $125 thousand of the increase is attributable to the fact that we ceased, with effect from December 31, 2013, to apportion 50% of the remuneration of our CEO to the R&D department, and approximately $110 thousand relates to an increase in directors’ fees. In addition, legal expenses increased by approximately $56 thousand, primarily related to our Paragraph IV litigation with Wockhardt that was settled in November 2014. Furthermore, fees for investor relations services increased by approximately $80 thousand due to the appointment of the Cockrell Group in August 2014. The increases were partly offset by a profit of approximately $126 thousand (2013: $77 thousand) realized on currency exchange, primarily from the conversion of US$ to CAD$.

Included in SG&A expenses are approximately $76 thousand (2013: $70 thousand) in non-cash compensation from options granted to management employees in 2012, 2013 and 2014, $17 thousand (2013: $10 thousand) in non-cash compensation from options granted to non-employee directors in 2013 and 2014, and $Nil (2013: $17 thousand) in non-cash compensation from options granted to consultants.

Depreciation of tangible assets

In the year ended December 31, 2014 we recorded an expense of $35 thousand for the depreciation of tangible assets, compared with $34 thousand for the previous year.

Amortization of intangible assets

In the year ended December 31, 2014 we recorded an amortization of intangible assets expense of $39 thousand, compared with $38 thousand for the previous year.

Share-Based Compensation Expense, Warrants and Stock Based Payments

Share-based compensation expense, warrants and share-based payments totaled $101 thousand for the year ended December 31, 2014 compared with $114 thousand for the year ended December 31, 2013.

We expensed approximately $84 thousand in the year ended December 31, 2014 for options granted to our employees in 2012, 2013 and 2014 under the 2006 Stock Option Plan, and approximately $17 thousand for options granted to non-employee directors in 2013 and 2014 compared with $87 thousand and $10 respectively that was expensed in the same period of the previous year.

We also expensed $17 thousand in the year ended December 31, 2013 for options granted to consultants, compared with $Nil in the year ended December 31, 2014.

As at December 31, 2014 there remains approximately $74 thousand in stock based compensation to be expensed in fiscal 2015 through 2016, all of which relates to the issuance of options to employees and directors of the Company during 2013 and 2014. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key Items from the Balance Sheet

				Percentage
In U.S.$ thousands	2014	2013	Increase/	Increase/
			(Decrease)	(Decrease)
Current Assets	$5,255	$5,550	$(295)	(5%	)
Leasehold Improvements and Equipment	983	588	395	67%
Intangible Assets	46	79	(33)	(42%	)
Accounts Payable and Accrued Liabilities	466	593	(127)	(21%	)
Deferred License Revenue	1,245	616	629	102%
Capital Stock	1	1	0	N/A
Additional Paid-in-Capital	22,654	20,934	1,720	8%

Current Assets

Current assets totaled $5,255 thousand at December 31, 2014 compared with $5,550 thousand at December 31, 2013. The decrease of $295 thousand is attributable to a decrease in cash of $606 thousand, a decrease in prepaid expenses of $37 thousand, and a decrease in investment tax credits receivable of $160 thousand, partly offset by an increase in accounts receivable of $508 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $4,399 thousand as at December 31, 2014 representing a decrease of $606 thousand compared to the balance of $5,005 thousand as at December 31, 2013. The decrease in cash on hand relates to net cash used in operating activities of $1,379 thousand, net cash used in investing activities of $403 thousand, and an unrealized foreign exchange loss of $443 thousand, partly offset by net cash provided by financing activities of $1,619 thousand.

In the year ended December 31, 2014 a total of 2,480,988 warrants were exercised for 2,480,988 common shares for cash consideration of approximately $1,619 thousand.

Accounts receivable

Accounts receivable totaled $652 thousand (2013: $144 thousand) as at December 31, 2014, of which approximately $600 thousand is part of the $1.25 million that was invoiced to Edgemont Pharmaceuticals in the fourth quarter of 2014. We received payment against this amount in February 2015.

Prepaid Expenses

As of December 31, 2014, prepaid expenses totaled $96 thousand compared with $133 thousand as of December 31, 2013. Prepaid expenses at December 31, 2013 included a deposit paid for a biostudy planned to be completed in the first quarter of 2014 and a deposit paid on R&D machinery to be supplied and installed in the second half of 2014.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $108 thousand as at December 31, 2014 compared with $268 thousand as at December 31, 2013. The balance receivable as at December 31, 2014 related to credits accrued throughout fiscal 2014, whereas the balance receivable as at December 31, 2013 related to credits accrued throughout fiscal 2013, and to a balance outstanding from 2012 of $106 thousand.

Leasehold Improvements and Equipment

As at December 31, 2014, the net book value of property and equipment amounted to $983 thousand, compared to $588 thousand at December 31, 2013. In the year ended December 31, 2014 additions to assets totaled $403 thousand and comprised $54 thousand for manufacturing equipment for our VersaFilm™ products, $144 thousand for laboratory equipment, $8 thousand for computer equipment and $197 thousand for leasehold improvements to a new facility that we plan to occupy in the third quarter of 2015. Depreciation on Leasehold Improvements and equipment in the year ended December 31, 2014 amounted to $35 thousand and a foreign exchange gain of $27 thousand was recorded.

Included in the net book value of property and equipment as at December 31, 2014 are amounts of approximately $520 thousand (2013: $466 thousand) for manufacturing equipment that is being prepared for use in our new facility later in 2015, and $207 thousand (2013: $10 thousand) for leasehold improvements for our new facility. In accordance with US generally accepted accounting principles, these assets are not being depreciated as they are not yet in use.

Intangible Assets

As at December 31, 2014 NDA acquisition costs of $46 thousand (December 31, 2013 - $79 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®™. The asset is being amortized over its expected useful life and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Accounts Payable and Accrued Liabilities

Current liabilities totaled $466 thousand as at December 31, 2014 (December 31, 2013 - $593 thousand) and include approximately $21 thousand related to research and development activities, approximately $63 thousand related to professional fees, approximately $59 thousand related to royalties payable to a former development partner, and approximately $280 thousand related to accrued payroll liabilities.

Deferred License Revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL® are expected to be exclusive.

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, to be amortized in income from October 2014 through September 2015.

As a result of this policy, we have a deferred revenue balance of $1,245 thousand at December 31, 2014 (December 31, 2013: $616 thousand) that has not been recognized as revenue.

Shareholders’ Equity

As at December 31, 2014 we had accumulated a deficit of $17,848 thousand compared with an accumulated deficit of $16,102 thousand as at December 31, 2013. Total assets amounted to $6,284 thousand and shareholders’ equity totaled $4,573 thousand as at December 31, 2014, compared with total assets and shareholders’ equity of $6,217 thousand and $5,008 thousand respectively, as at December 31, 2013.

Contractual Obligations and Commitments

The Company currently operates out of a 3,500 square feet leasehold facility consisting of laboratories and office space at 6425 Abrams, Saint-Laurent, Quebec. The monthly rent for this property is approximately $2 thousand. The original lease agreement expired in August 2009, and has since been extended for varying periods. The most recent extension is defined as the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6420 Abrams.

Subsequent to the end of the 2014 fiscal year we finalized negotiations for an agreement to lease approximately 17,000 square feet in a new facility at 6420 Abrams. The Lease has a 10 year and 6 month term commencing on September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx will be required to pay base rent of approximately CAD$110 thousand per year, which will increase at a rate of CAD$0.25 per square foot every two years. IntelGenx plans to use the newly leased space for manufacturing of its oral film VersaFilm™ products, enlarging research and development capabilities, and administration.

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

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, Forfivo XL®, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, the Company is required, after recovering an aggregate $200 thousand for management fees previously paid, to pay its former development partner 10% of net income received from the sale of Forfivo XL®. In December 2014 the Company fully recovered said management fees and owed approximately $58 thousand to its former development partner that was remitted in February 2015.

Capital Stock

As at December 31, 2014 capital stock amounted to $635 compared to $610 at December 31, 2013. The increase reflects the issuance of 2,480,988 shares related to the exercise of warrants with all shares issued at par value of $0.00001. Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional Paid-in-Capital

Additional paid-in capital totaled $22,654 thousand at December 31, 2014, as compared to $20,934 thousand at December 31, 2013. Additional paid in capital increased by $1,619 thousand for warrants exercised and increased by $101 thousand for stock based compensation of which $101 thousand is attributable to the amortization of stock options granted to employees and directors.

Taxation

As at December 31, 2014 we had Canadian and provincial net operating losses of approximately $9,530 thousand (2013 - $8,874 thousand) and $9,683 thousand (2013 - $9,040 thousand) respectively, which may be applied against earnings of future years.

Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2034. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2014, we had non-refundable tax credits of $1,100 thousand (2013 - $1,098 thousand) of which $20 thousand is expiring in 2017, $194 thousand is expiring in 2018, $170 thousand is expiring in 2019, $145 thousand is expiring in 2020, $154 thousand is expiring in 2021, $193 thousand is expiring in 2022 and $129 thousand is expiring in 2023 and $95 thousand is expiring in 2024. We also had undeducted research and development expenses of $4,805 thousand (2013 - $4,354 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the Statement of Cash Flows

				Percentage
In U.S.$ thousands	2014	2013	Increase/	Increase/
			(Decrease)	(Decrease)
Operating Activities	$(1,379)	$(1,173)	$206	18%
Financing Activities	1,619	4,479	(2,860)	(64%	)
Investing Activities	(403)	(266)	137	52%
Cash and cash equivalents – end of period	4,399	5,005	(606)	(12%	)

Statement of cash flows

Net cash used by operating activities was $1,379 thousand in the year ended December 31, 2014, compared to $1,173 thousand for the year ended December 31, 2013. In fiscal 2014, net cash used by operating activities consisted of an operating loss of $1,571 thousand (2013 - $1,453 thousand) and an increase in non-cash operating elements of working capital of $192 thousand compared with an increase of $280 thousand in 2013.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $1,619 thousand in fiscal 2014, compared to $4,479 thousand provided in the previous year. The net cash provided in 2014 resulted from the exercise of warrants, whereas the net cash provided in 2013 resulted from gross proceeds of $3,500 thousand from our public offering completed in December 2013, $1,465 thousand from the exercise of warrants and a further $31 thousand from the exercise of options, less transaction costs for the public offering of $517 thousand.

Net cash used in investing activities amounted to $403 thousand in the year ended December 31, 2014 compared to $266 thousand in the year ended December 31, 2013. The net cash used in investing activities in 2014 relates exclusively to the purchase of fixed assets and comprised $54 thousand for manufacturing equipment for our VersaFilm™ products, $144 thousand for laboratory equipment, $8 thousand for computer equipment and $197 thousand for leasehold improvements to a new facility that we plan to occupy in the third quarter of 2015.

The balance of cash and cash equivalents as at December 31, 2014 amounted to $4,399 thousand, compared to $5,005 thousand at December 31, 2013.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2014 our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2015 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2014 and 2013.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2014 and 2013.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2014 and 2013.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999
3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)
3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1 +	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)
10.2 +	Ingrid Zerbe employment agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.5 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.6 +	Employment Contract Paul A. Simmons (incorporated by reference to the Form 8-K filed on September 5, 2008)
10.7 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)

10.8	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)
10.9 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.10	Agency Agreement, dated as of August 27, 2010, between the Company and Bolder Investment Partners, Ltd. (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.11	Registration Rights Agreement, dated as of August 27, 2010, by and among the Company and the purchasers pursuant to the offering (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.12	Form of Subscription Agreement (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.13	Form of Warrant (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.14	Form of Compensation Option (incorporated by reference to the Form 8-K filed on August 30, 2010)
10.15	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.16	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.17	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)
10.18	Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.19	Registration Rights Agreement (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.20	Form of Warrant (incorporated by reference to the Form 8-K filed on June 3, 2011)
10.21+	Amended and Restated 2006 Stock Option Plan, (incorporated by reference to the Form 8-K filed on May 9, 2013)
10.22+	Employment Agreement Rajiv Khosla (incorporated by reference to the Form 10-Q filed on May 14, 2013)
10.23	Engagement Letter Wainwright dated October 10, 2013, amended December 3, 2013 (incorporated by reference to the Form S-1/A Registration Statement filed December 16, 2013)
10.24	Amended Form of Securities Purchase Agreement (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.25	Form of Warrant (incorporated by reference to the Form S-1 Registration Statement filed on October 25, 2013)
10.26	Form of Placement Agent Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.27 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.28 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.29+*	Employment-Agreement John Durham, January 2015
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consents of Richter LLP
31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*
32.2*	Certification of Paul A. Simmons, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith.
+ Indicates management contract or employee compensation plan
++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been submitted separately with the SEC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 30, 2015, thereunto duly authorized.

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

Signature	Position	Date

By: /s/ Horst G. Zerbe	Chairman of the Board, President and Chief Executive Officer	March 30, 2015
Horst G. Zerbe

By: /s/Paul A. Simmons	Chief Financial Officer	March 30, 2015
Paul A. Simmons

By:/s/ Bernard Boudreau	Director	March 30, 2015
J. Bernard Boudreau

By: /s/Ian Troup	Director	March 30, 2015
John (Ian) Troup

By:/s/Bernd Melchers	Director	March 30, 2015
Bernd J. Melchers

By:/s/John Marinucci	Director	March 30, 2015
John Marinucci

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Richter LLP (Signed)

Montréal, Québec
March 30, 2015

1CPA auditor, CA, public accountancy permit No. A110982

514.934.3400
mtlinfo@richter.ca

Richter LLP
1981 McGill College
Mtl (Qc) H3A 0G6
www.richter.ca	Montréal, Toronto

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2014 and 2013
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2014	2013
Assets
Current
Cash and cash equivalents	$4,399	$5,005
Accounts receivable	652	144
Prepaid expenses	96	133
Investment tax credits receivable	108	268
Total Current Assets	5,255	5,550
Leasehold Improvements and Equipment (note 5)	983	588
Intangible Assets (note 6)	46	79
Total Assets	$6,284	$6,217
Liabilities
Current
Accounts payable and accrued liabilities	466	593
Deferred license revenue (note 7)	1,245	308
Total Current Liabilities	1,711	901
Deferred License Revenue, non-current portion (note 7)	-	308
Total Liabilities	1,711	1,209
Commitments (note 8)
Shareholders' Equity
Capital Stock (note 9)	1	1
Additional Paid-in-Capital (note 10)	22,654	20,934
Accumulated Deficit	(17,848)	(16,102)
Accumulated Other Comprehensive Income (Loss)	(234)	175
Total Shareholders’ Equity	4,573	5,008
	$6,284	$6,217

See accompanying notes
Approved on Behalf of the Board:

/s/ Bernd Melchers                                       Director

/s/ Horst G. Zerbe                                         Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2013
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance - December 31, 2012	49,890,421	$0	$16,342	$(14,463)	$299	$2,178
Foreign currency translation adjustment	-	-	-	-	(124)	(124)
Issue of common stock, net of transaction costs of $387 (note 9)	7,920,346	-	1,808	-	-	1,808
Warrants issued, net of transaction costs of $230 (note 10)	-	-	1,075	-	-	1,075
Agents’ warrants (note 10)	-	-	100	-	-	100
Warrants exercised (note 10)	3,098,500	1	1,464	-	-	1,465
Options exercised (note 10)	75,000	-	31	-	-	31
Stock-based compensation (note 10)	-	-	114	-	-	114
Net loss for the period	-	-	-	(1,639)	-	(1,639)
Balance – December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2014
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income?(Loss)	Equity
Balance - December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008
Foreign currency translation adjustment	-	-	-	-	(409)	(409)
Warrants exercised (note 10)	2,480,988	-	1,619	-	-	1,619
Stock-based compensation (note 10)	-	-	101	-	-	101
Net loss for the period	-	-	-	(1,746)	-	(1,746)
Balance – December 31, 2014	63,465,255	$1	$22,654	$(17,848)	$(234)	$4,573

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss |
For the Years Ended December 31, 2014 and 2013
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2014	2013
Revenues
Royalties	$476	$188
License and other revenue	1,183	760
Total Revenues	1,659	948

Expenses
Research and development expense	1,075	561
Selling, general and administrative expense	2,290	1,954
Depreciation of tangible assets	35	34
Amortization of intangible assets	39	38
Total Costs and Expenses	3,439	2,587
Loss from Operations	(1,780)	(1,639)
Other Income
Interest and other income	34	-
Total Other Income	34	-
Loss Before Income Taxes	(1,746)	(1,639)
Income taxes (note 11)	-	-
Net Loss	(1,746)	(1,639)
Other Comprehensive Loss
Foreign currency translation adjustment	(409)	(124)
Comprehensive Loss	$(2,155)	$(1,763)
Basic and Diluted Weighted Average Number of Shares Outstanding	63,182,224	54,023,739
Basic and Diluted Loss Per Common Share (note 14)	$(0.03)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2014 and 2013
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2014	2013
Funds Provided (Used) -
Operating Activities
Net loss	$(1,746)	$(1,639)
Amortization and depreciation	74	72
Stock-based compensation	101	114
	(1,571)	(1,453)
Changes in assets and liabilities
Accounts receivable	(508)	1,138
Prepaid expenses	37	(31)
Investment tax credits receivable	160	(55)
Accounts payable and accrued liabilities	(127)	(465)
Deferred license revenue	629	(307)
Net change in assets and liabilities	191	280
Net cash used by operating activities	(1,380)	(1,173)

Financing Activities
Issuance of common stock and warrants	-	3,500
Proceeds from exercise of warrants, agents’ warrants and stock options	1,619	1,496
Transaction costs	-	(517)
Net cash provided by financing activities	1,619	4,479

Investing Activities
Additions to leasehold improvements and equipment	(403)	(266)
Net Cash used in investing activities	(403)	(266)
Increase (Decrease) in Cash and Cash Equivalents	(164)	3,040
Effect of Foreign Exchange on Cash and Cash Equivalents	(442)	(94)
Cash and Cash Equivalents
Beginning of Year	5,005	2,059
End of Year	$4,399	$5,005

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

IntelGenx was incorporated in the State of Delaware as Big Flash Corp. on July 27, 1999. On April 28, 2006 Big Flash Corp. completed, through the Canadian holding corporation, the acquisition of IntelGenx Corp., a company incorporated in Canada on June 15, 2003.

IntelGenx is a pharmaceutical company focused on the research, development, and commercialization of pharmaceutical products based upon three proprietary delivery platforms, including an immediate release oral film “VersaFilm™”, a mucoadhesive tablet “AdVersa™”, and a multilayer controlled release tablet “VersaTab™”. The Company has an aggressive product development initiative that primarily focuses on addressing unmet market needs and focuses on utilization of the U.S. Food and Drug Administration’s (“FDA”) 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved products.

The Company’s product pipeline currently consists of 10 products in various stages of development from inception through commercialization, including products for the treatment of major depressive disorder, opioid dependence, hypertension, erectile dysfunction, migraine, schizophrenia, idiopathic pulmonary fibrosis, and pain management. Of the products currently under development, 6 utilize the VersaFilm™ technology, 2 utilize the VersaTab™ technology, and one utilizes the AdVersa™ technology. In accordance with contractual commitments and for reasons of confidentiality, the Company is unable to disclose either the indicated treatment behind two of the products under development.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

3.	Adoption of New Accounting Standards

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

3.	Adoption of New Accounting Standards (Cont’d)

The FASB has issued ASU No. 2014-17 which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-incontrol event occurred have already been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

4.	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from research and development contracts as the contracted services are performed or when milestones are achieved, recorded as other revenue, in accordance with the terms of the specific agreements and when collection of the payment is reasonably assured. In addition, the performance criteria for the achievement of milestones are met if substantive effort was required to achieve the milestone and the amount of the milestone payment appears reasonably commensurate with the effort expended. Amounts received in advance of the recognition criteria being met, if any, are included in deferred income.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In December 2011, the Company entered into a co-development and commercialization agreement with Par Pharmaceutical, Inc. ("Par"), a US company, for a generic formulation of buprenorphine and naloxone Sublingual Film, utilizing the Company’s VersaFilm™ technology. The reference listed drug is Suboxone® (buprenorphine and naloxone) Sublingual Film and is indicated for the maintenance treatment of opioid dependence. In accordance with the terms of the agreement, IntelGenx has received upfront and milestone payments in the aggregate amount of $750 thousand, of which $250 thousand was received by the Company in 2014 following acceptance by the FDA of the ANDA submission. The agreement provides for additional, undisclosed, milestone payments, together with a share of profits upon commercialization.

In February 2012, the Company entered into a license agreement with Edgemont Pharmaceuticals LLC (“Edgemont”), a US company, for the commercialization Forfivo XL® in the United States. In accordance with the terms of the agreement, IntelGenx has received upfront and milestone payments in the aggregate amount of $3.25 million to date, and will be eligible for additional milestones upon achieving certain sales and exclusivity targets of up to a further $26.5 million.

In January 2014, the Company entered into another development and commercialization agreement with Par for two new products utilizing the Company’s VersaFilm™ technology. Under the terms of the agreement, Par has obtained certain exclusive rights to market and sell IntelGenx' products in the USA. In exchange IntelGenx received an undisclosed upfront payment and has received certain undisclosed development milestones and will receive additional milestone payments, together with a share of the profits, upon commercialization. In accordance with confidentiality clauses contained in the agreement, the specifics of the product descriptions and financial terms of the transaction remain confidential.

Product Sales:

The Company launched Forfivo XL® in the USA in October 2012 under a licensing partnership with Edgemont. Under the terms of the license agreement, the commercial launch of Forfivo XL® triggered launch-related milestone payments for IntelGenx of up to $4.0 million, of which $1 million was invoiced by the Company and recognized as revenue in the fourth quarter of 2012. Additional milestones of up to a further $23.5 million are payable upon achieving certain sales and exclusivity targets and the Company commenced receiving royalties from sales of the product in the first quarter of 2013. Royalty income from sales of Forfivo XL® totaled $463 thousand in 2014 compared with $171 thousand in 2013.

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®, for which the Company invoiced $1.25 million to Edgemont and recognized as deferred revenue, to be amortized in income from October 2014 through September 2015. In addition, upon entering into the licensing partnership, Edgemont paid the Company an upfront fee of $1 million, which the Company recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. As a result of this policy, the Company recognized revenue in the aggregate amount of $621 thousand in 2014 and has a deferred revenue balance of $1.2 million at December 31, 2014 that has not been recognized as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible and records recoveries of trade receivables previously written-off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2014 accounts receivable (2013: $Nil).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

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
December 31, 2014 and 2013
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

Fixed assets - at historical rates Revenue and expenses - at average exchange rates prevailing during the year;

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
December 31, 2014 and 2013
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
December 31, 2014 and 2013
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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2014.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

5.	Leasehold Improvements and Equipment

			2014	2013
In US$ thousands		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$520	$0	$520	$446
Laboratory and office equipment	570	329	241	121
Computer equipment	57	42	15	11
Leasehold improvements - current premises	63	63	0	0
Leasehold improvements - future premises	207	0	207	10

	$1,417	$434	$983	$588

As of December 31, 2014 no depreciation has been recorded on manufacturing equipment as this equipment is being acquired for the Company’s new manufacturing facility and is therefore not currently in use.

Leasehold improvements carried out on our current premises have been fully depreciated. IntelGenx has invested approximately $207 thousand related to leasehold improvement activities for new premises that the Company plans to occupy in the third quarter of 2015. Depreciation of this asset will commence upon occupation of the premises by the Company.

6.	Intangible Assets

As of December 31, 2014 NDA acquisition costs of $46 thousand (December 31, 2013: $79 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months and the Company commenced amortization upon commercial launch of the product in October 2012.

7.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting, or extension, of licenses to the Company’s patents, intellectual property, and proprietary technology, or to marketing rights, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur, or over the period for which the license is granted.

Upon entering into the licensing agreement with Edgemont Pharmaceuticals the Company received an upfront fee of $1 million, which the Company recognized as deferred license revenue. This amount is being amortized in income over a period of 39 months, commencing October 2012, which is the minimum period where sales of Forfivo XL® are expected to be exclusive.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

7.	Deferred License Revenue (Cont’d)

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, to be amortized in income from October 2014 through September 2015.

As at December 31, 2014, the Company has a deferred revenue balance of $1,245 thousand (December 31, 2013: $616 thousand) that has not been recognized as revenue.

8.	Commitments

The Company currently operates out of a 3,500 square feet leasehold facility consisting of laboratories and office space at 6425 Abrams, Saint-Laurent, Quebec. The monthly rent for this property is approximately $2 thousand. The original lease agreement expired in August 2009, since when it has been extended for varying periods. The most recent extension is defined as the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6420 Abrams.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

8.	Commitments (Cont’d)

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, Forfivo XL®, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, the Company is required, after recovering an aggregate $200 thousand for management fees previously paid, to pay its former development partner 10% of net income received from the sale of Forfivo XL®. In December 2014 the Company fully recovered said management fees and owed approximately $58 thousand to its former development partner that was remitted in February 2015.

9.	Capital Stock

	2014	2013
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
63,465,255 (December 31, 2013: 60,984,267) common shares	$635	$610

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

No stock options were exercised in the year ended December 31, 2014. In the year ended December 31, 2013 a total of 75,000 stock options were exercised for 75,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $31 thousand, resulting in an increase in additional paid-in capital of $31 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

9.	Capital Stock (cont`d)

In the year ended December 31, 2014 a total of 2,480,988 (2013: 3,098,500) warrants were exercised for 2,480,988 (2013: 3,098,500) common shares having a par value of $Nil (2013: $1 thousand) in aggregate, for cash consideration of approximately $1,619 thousand (2013: $1,465 thousand), resulting in an increase in additional paid-in capital of approximately $1,619 thousand (2013: $1,464 thousand).

10.	Additional Paid-In Capital

Stock Options

In November 2006, the Company adopted the 2006 Stock Incentive Plan (the "Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company. A total of 1,600,749 shares of common stock were reserved for issuance under this plan. Options may be granted under the Plan on terms and at prices as determined by the Board of Directors except that the options cannot be granted at less than 100%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. All options granted to individuals other than non-employee directors will have a total vesting period of 24 months from the date of grant, with one quarter of the total options granted vesting and becoming exercisable every six months. Options granted to non-employees may vest and become 100% fully exercisable immediately upon grant.

In the second quarter of 2008, the life of the options was reduced from 10 years to 5 years to comply with the regulations of the Toronto Stock Exchange. Accordingly, because the grant-date fair value of the modified options was less than the fair value of the original options measured immediately before the modification, no incremental share-based compensation expense resulted from the modification.

At the Annual General Meeting (“AGM”) on September 8, 2008 the shareholders of the Company approved an amendment to increase the number of shares available for issuance under the Plan from 1,600,749 to 2,074,000, or 10% of the Company’s issued and outstanding common shares as of July 28, 2008. Subsequent amendments were approved by the shareholders at the AGM’s held on June 3, 2010 and on May 7, 2013 to increase the number of shares available for issuance to 3,308,127 and 5,030,292 respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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
December 31, 2014 and 2013
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

On December 8, 2014 the Company granted an aggregate of 175,000 stock options to three non-employee directors, two officers, and two employees to purchase common shares. The stock options are exercisable at $0.53 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $36 thousand, using the following assumptions:

Expected volatility	63%
Expected life	3.13 years
Risk-free interest rate	1.10%
Dividend yield	Nil

During the year ended December 31, 2013 a total of 75,000 stock options were exercised for 75,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $31 thousand, resulting in an increase in additional paid-in capital of $31 thousand. The intrinsic value of the stock options exercised, as at the dates of exercise, totaled $20 thousand. No stock options were exercised in the year ended December 31, 2014.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Information with respect to employees and directors stock option activity for 2013 and 2014 is as follows:

			Weighted average
	Number of options		exercise price
		$

Outstanding – January 1, 2013	915,588		0.59

Granted	990,000		0.61
Forfeited	(45,000)		(0.48)
Expired	(238,088)		(0.80)
Exercised	(25,000)		(0.31)

Outstanding – December 31, 2013	1,597,500		0.58

Granted	175,000		0.53
Forfeited	(517,500)		(0.64)
Expired	(125,000)		(0.61)
Exercised	-		-

Outstanding – December 31, 2014	1,130,000		0.54

Information with respect to consultant’s stock option activity for 2013 and 2014 is as follows:

			Weighted average
	Number of options		exercise price
		$

Outstanding – January 1, 2013	150,000		0.55

Granted	-		-
Forfeited	-		-
Expired	-		-
Exercised	(50,000)		(0.47)

Outstanding – December 31, 2013	100,000		0.59

Granted	-		-
Forfeited	-		-
Expired	-		-
Exercised	-		-

Outstanding – December 31, 2014	100,000		0.59

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2014 are as follows:

	Outstanding options						Exercisable options

				Weighted					Weighted
		Weighted average		average		Aggregate			average		Aggregate
Exercise	Number of	remaining		exercise		intrinsic	Number of		exercise		intrinsic
prices	options	contractual life		price		value	options		price		value
$		(years)	$		$			$		$

0.37	75,000	0.04		0.02			75,000		0.03
0.45	100,000	0.03		0.04			100,000		0.05
0.51	20,000	0.04		0.01			20,000		0.01
0.52	50,000	0.06		0.02			50,000		0.03
0.52	275,000	0.89		0.12			137,500		0.08
0.53	175,000	0.71		0.08			-		-
0.54	145,000	0.23		0.06			145,000		0.09
0.55	50,000	0.02		0.02			50,000		0.03
0.58	35,000	0.10		0.02			17,500		0.01
0.60	55,000	0.13		0.03			55,000		0.04
0.62	50,000	0.04		0.03			50,000		0.04
0.65	200,000	0.54		0.11			150,000		0.11
	1,230,000	2.85		0.54		17,865	850,000		0.54		17,865

Stock-based compensation expense recognized in 2014 with regards to the stock options was $101 thousand (2013: $114 thousand). As of December 31, 2014, total unrecognized compensation expense related to unvested stock options was $74 thousand (2013: $228 thousand), all of which relates to options granted to employees and directors. The amount of $74 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $74 thousand being charged to stock based compensation expense.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

In the year ended December 31, 2014 a total of 2,480,988 warrants were exercised for 2,480,988 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,619 thousand, resulting in an increase in additional paid-in capital of approximately $1,619 thousand. In the year ended December 31, 2013 a total of 3,098,500 warrants were exercised for 3,098,500 common shares having a par value of $1 thousand in aggregate, for cash consideration of approximately $1,465 thousand, resulting in an increase in additional paid-in capital of approximately $1,464 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

10.	Additional Paid-In Capital (Cont’d)

Information with respect to warrant activity for 2012 and 2013 is as follows:

	Number of		Weighted average
	warrants		exercise price
	(All Exercisable)	$

Outstanding – January 1, 2013	6,104,165		0.5938

Warrants attached to registered public offering	7,920,346		0.5646
Agents’ warrants attached to registered public offering	475,221		0.5646
Exercised	(3,098,500)		(0.4741)
Agents’ warrants expired	(257,500)		(0.4741)
Outstanding - December 31, 2013	11,143,732		0.6079

Exercised	(2,480,988)		(0.6524)
Expired	(1,431,621)		(0.7400)

Outstanding - December 31, 2014	7,231,123		0.5646

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

11.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to losses. The reasons are as follows:

	2014	2013
Statutory income taxes	$(429)	$(442)
Net operating losses for which no tax benefits have been recorded	238	278
Excess of depreciation over capital cost allowance	9	11
Non-deductible expenses	26	56
Undeducted research and development expenses	181	142
Investment tax credit	(25)	(45)

	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2014	2013
Leasehold improvements and equipment	$9	$14
Net operating losses carryforward	2,582	2,407
Undeducted research and development expenses	1,355	1,283
Non-refundable tax credits carryforward	1,102	1,098

	5,048	4,802
Valuation allowance	(5,048)	(4,802)
	$-	$-

The valuation allowance at December 31, 2013 was $4,802 thousand. The net change in the valuation allowance during the period ended December 31, 2014, was an increase of $246 thousand. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

11.	Income Taxes (Cont’d)

There were Canadian and provincial net operating losses of approximately $9,530 thousand (2013: $8,874 thousand) and $9,683 thousand (2013: $9,040 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2034. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2014, the Company had non-refundable tax credits of $1,100 thousand (2013: $1,098 thousand) of which $20 thousand is expiring in 2017, $194 thousand is expiring in 2018, $170 thousand is expiring in 2019, $145 thousand is expiring in 2020, $154 thousand is expiring in 2021, $193 thousand is expiring in 2022, $129 thousand is expiring in 2023 and $95 thousand is expiring in 2024 and undeducted research and development expenses of $4,805 thousand (2013: $4,354 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2014:

Tax Jurisdictions	Tax Years
Federal - Canada	2011 and onward
Provincial - Quebec	2011 and onward
Federal - USA	2011 and onward

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

12.	Statement of Cash Flows Information

In US$ thousands	2014	2013

Additional Cash Flow Information:
Interest paid	$5	$5

13.	Related Party Transactions

Included in management salaries are $29 thousand (2013: $10 thousand) for options granted to the Chief Executive Officer, $Nil (2013: $39 thousand) for options granted to the Chief Operating Officer, and $43 thousand (2013: $29 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $17 thousand (2013: $10 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $187 thousand (2013: $80 thousand) comprising an annual stipend and for payments for attendance at board meetings and audit committee meetings.

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

Subsequent to the end of the year, on March 16, 2015 the Company received CAD$500 thousand (approximately $430 thousand) in cash as part of a credit facility of up to CAD$3.5 million (approximately $3.0 million) negotiated with BMO Bank of Montreal. The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada. Disbursement of the remaining CAD$3.0 million ($2.6 million) is subject to review in August 2015 of the Company’s operating results for the first 6 months of 2015. The credit facility may be drawn down in multiple disbursements over 12 months and, after a 6 month moratorium on the capital, has a repayment term of up to 60 months. The Company will use the funds for the purchase and installation of new equipment for its new, state-of the-art, manufacturing facility.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Expressed in U.S. Funds)

15.	Subsequent Events (Cont’d)

On March 16, 2015 the Company placed an order for 2 packaging machines to be manufactured and installed in the Company’s new, state-of the-art, manufacturing facility. The purchase order, in the aggregate amount of Euros 1.5 million (approximately $1.6 million), requires immediate payment of a 20% deposit with the balance to be paid upon completion of each machine. The laboratory packaging machine is expected to be delivered in Q3, 2015 and the commercial packaging machine is expected to be delivered in Q4, 2015.