Form 10-Q
period 2015-03-31
IntelGenx Technologies Corp.
filed 2015-05-14
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes [  ]     No [  ]

APPLICABLE TO CORPORATE ISSUERS:

63,465,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 13, 2015.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2015
(Expressed in U.S. Funds)
(Unaudited)

Contents
Consolidated Balance Sheet	2
Consolidated Statement of Shareholders' Equity	3
Consolidated Statement of Comprehensive Loss	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 12

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current
Cash and cash equivalents	$3,819	$4,399
Accounts receivable	76	652
Prepaid expenses	72	96
Investment tax credits receivable	122	108
Total Current Assets	4,089	5,255
Leasehold Improvements and Equipment, net	1,361	983
Intangible Assets (note 4)	25	46
Security Deposit	237	-
Total Assets	$5,712	$6,284
Liabilities
Current
Accounts payable and accrued liabilities	245	466
Current portion of term loan (note 7)	39	-
Deferred license revenue (note 6)	856	1,245
Total Current Liabilities	1,140	1,711
Term Loan (note 7)	356	-
Total Liabilities	1,496	1,711
Shareholders' Equity
Capital Stock (note 8)	1	1
Additional Paid-in-Capital (note 9)	22,674	22,654
Accumulated Deficit	(17,902)	(17,848)
Accumulated Other Comprehensive Loss	(557)	(234)
Total Shareholders’ Equity	4,216	4,573
	$5,712	$6,284

See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe                                         Director

/s/ Bernd Melchers                                      Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2015
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2014	63,465,255	$1	$22,654	$(17,848)	$(234)	$4,573
Foreign currency translation adjustment	-	-	-	-	(323)	(323)
Stock-based compensation (note 9)	-	-	20	-	-	20
Net loss for the period	-	-	-	(54)	-	(54)
Balance – March 31, 2015	63,465,255	$1	$22,674	$(17,902)	$(557)	$4,216

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2015	2014
Revenues
Royalties	$234	$97
License and other revenue	391	125
Total Revenues	625	222
Expenses
Cost of royalty and license revenue	84	-
Research and development expense	117	188
Selling, general and administrative expense	393	460
Depreciation of tangible assets	7	7
Amortization of intangible assets	9	9
Total Expenses	610	664

Operating income (loss)	15	(442)
Interest income	10	-
Financing and Interest expense	(79)	-
Net Loss	(54)	(442)

Other Comprehensive Loss
Foreign currency translation adjustment	(323)	(231)
Comprehensive Loss	$(377)	$(673)

Basic and Diluted Weighted Average Number of Shares Outstanding	63,465,255	62,064,139
Basic and Diluted Loss Per Common Share (note 11)	$(0.00)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2015	2014
Funds Provided -
Operating Activities
Net loss	$(54)	$(442)
Amortization and depreciation	16	16
Stock-based compensation	20	32
	(18)	(394)
Changes in assets and liabilities:
Accounts receivable	576	118
Prepaid expenses	24	41
Investment tax credits receivable	(14)	(17)
Security deposit	(237)	-
Accounts payable and accrued liabilities	(221)	(309)
Deferred revenue	(389)	(27)
Net change in assets and liabilities	(261)	(194)
Net cash used by operating activities	(279)	(588)

Financing Activities
Issuance of term loans	395	-
Proceeds from exercise of warrants	-	1,064
Net cash provided by financing activities	395	1,064

Investing Activities
Additions to property and equipment	(384)	(105)
Net cash used in investing activities	(384)	(105)
Increase (Decrease) in Cash and Cash Equivalents	(268)	371
Effect of Foreign Exchange on Cash and Cash Equivalents	(312)	(210)
Cash and Cash Equivalents
Beginning of Period	4,399	5,005
End of Period	$3,819	$5,166

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The FASB issued ASU No. 2014-08 which enhances convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expands disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU were effective in the first quarter of 2015 for public organizations with calendar year ends. The adoption of this Statement did not have a material effect on the Company`s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new standard reduces the number of consolidation models and improves current GAAP by:

-Placing more emphasis on risk of loss when determining a controlling financial interest.

-Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

-Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

The FASB has issued ASU No. 2014-13 which will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance. The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference. The amendments in this ASU provide an alternative to Topic 820, Fair Value Measurement, for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for shared-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.

The FASB has issued ASU No. 2014-12 which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
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

As of March 31, 2015 NDA acquisition costs of $25 thousand (December 31, 2014 - $46 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

5.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at March 31, 2015, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
(Expressed in U.S. Funds)
(Unaudited)

6.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Pursuant to the execution of a licensing agreement for Forfivo XL®, IntelGenx received an upfront fee from Edgemont Pharmaceuticals (“Edgemont”) in the first quarter of 2012, which IntelGenx recognized as deferred license revenue. The deferred license revenue is being amortized in income over a period of 39 months, which is the minimum period where sales of Forfivo XL® are expected to be exclusive.

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, to be amortized in income from October 2014 through September 2015.

As a result of this policy, IntelGenx has a deferred revenue balance of $856 thousand at March 31, 2015 (December 31, 2014 - $1,245 thousand) that has not been recognized as revenue.

7.	Term loan

The Company’s term loan facility consists of CAD$500 thousand bearing interest at the Bank’s prime lending rate plus 2.50%, and CAD$3 million bearing interest at a fixed rate to be determined at drawdown. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 5).

The CAD$3 million tranche of the term loan will be disbursed subsequent to meeting certain conditions based upon the Company’s operating cash flow throughout the first six months of 2015 being positive. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

	March 31, 2015	March 31, 2014
	$	$
Term loan	395	0
Current portion	39	0
	356	0

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
(Expressed in U.S. Funds)
(Unaudited)

7.	Term loan (Cont’d)

Principal repayments due in each of the next five years are as follows:

2015	$20
2016	79
2017	79
2018	79
2019	79
Thereafter	59

8.	Capital Stock

	March 31,	December 31,
	2015	2014
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
63,465,255 (December 31, 2014 - 63,465,255) common shares	$635	$635

9.	Additional Paid-In Capital

Stock options

No stock options were exercised during either of the three month periods ended March 31, 2014 or March 31, 2015.

Compensation expenses for stock-based compensation of $20 thousand and $32 thousand were recorded during the three-month periods ended March 31, 2015 and March 31, 2014 respectively. The entire amount expensed in each of the first quarters of 2015 and 2014 relates to stock options granted to employees and directors. As at March 31, 2015 the Company has $53 thousand (2014 - $194 thousand) of unrecognized stock-based compensation.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2015
(Expressed in U.S. Funds)
(Unaudited)

9.	Additional Paid-In Capital (Cont’d)

Warrants

No warrants were exercised during the three month period ended March 31, 2015. During the three month period ended March 31, 2014, a total of 1,666,388 warrants were exercised for 1,666,388 common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,064 thousand, resulting in an increase in additional paid-in capital of $1,064 thousand.

10.	Related Party Transactions

Included in management salaries are $1 thousand (2014 - $15 thousand) for options granted to the Chief Executive Officer and $11 thousand (2014 - $11 thousand) for options granted to the Chief Financial Officer under the 2006 Stock Option Plan and $3 thousand (2014 - $3 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $40 thousand (2014 - $22 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

11.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

12.	Subsequent Events

Subsequent to the end of the quarter, on April 24, 2015 IntelGenx executed an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6 month term commencing on September 1, 2015 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CAD$110 thousand (approximately $87 thousand) per year, which will increase at a rate of CAD$0.25 ($0.20) per square foot every two years. IntelGenx plans to use the newly leased space to manufacture its oral film VersaFilm™ products, to enlarge its research and development capabilities, and for administration purposes.

On April 28, 2015 IntelGenx executed an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CAD$2.9 million (approximately $2.3 million). IntelGenx plans to fund this project from cash on hand. Construction is anticipated to be completed in Q3, 2015.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to management’s discussion and analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of the financial statements that enables investors to better understand the business of the Company, to enhance the Company’s overall financial disclosures, to provide the context within which the Company’s financial information may be analyzed, and to provide information about the quality of, and potential variability of, the Company’s financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

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

We continue to develop the existing products in our pipeline and may also perform research and development on other potential products as opportunities arise.

We plan to establish a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products as we believe that this:

1)	represents a profitable business opportunity,
2)	will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and
3)	allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

As previously announced, we plan to finance the project from cash in hand and a government-backed bank financing of up to CAD$3.5 million with BMO Bank of Montreal.

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and increase our research and development activities.

Key developments

Product-related

Anti-depressant tablet, Forfivo XL®

On February 23, 2015 we provided an update on sales and marketing activities for Forfivo XL®, our first FDA-approved product that was launched in the USA in October 2012 under an exclusive commercialization agreement with Edgemont Pharmaceuticals LLC ("Edgemont").

According to Symphony Health Solutions, gross sales of Forfivo XL® totaled $8.9 million in the year ending December 31st, 2014, compared with sales of $2.7 million in the preceding year. The number of Forfivo XL® prescriptions filled increased from approximately 13,617 in 2013 to 30,378 in 2014. The average month-on-month growth rate of Forfivo XL® throughout 2014 exceeded 9%.

Forfivo XL® is indicated for treatment of Major Depressive Disorder (MDD) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL® is bupropion, the same active ingredient used in the well-known antidepressant product: Wellbutrin XL®.

Corporate

New Manufacturing Facility with increased R&D and Administration space

On April 24, 2015 we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6 month term commencing on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we are will be required to pay base rent of approximately CAD$110 thousand (approximately $87 thousand) per year, which will increase at a rate of CAD$0.25 ($0.20) per square foot every two years. We plan to use the newly leased space to manufacture our oral film VersaFilm™ products, to enlarge our research and development capabilities, and for administration purposes.

On April 29, 2015 we entered into an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CAD$2.9 million (approximately $2.3 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the renovation of existing buildings for pharmaceutical use and has completed projects for various major pharmaceutical companies. We plan to fund this project from cash on hand. Construction is anticipated to be completed in Q3, 2015.

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

On March 16, 2015 we placed an order for 2 packaging machines to be manufactured by Harro Höfliger Verpackungsmaschinen GmbH (“Harro Höfliger”) and installed in our new, state-of the-art, manufacturing facility. Harro Höfliger is widely recognized as a high end supplier of production and packaging equipment, primarily to the pharmaceutical and medical device industries, and is noted for providing innovative, custom equipment to meet the needs of customers. Our purchase order consists of one commercial grade packaging machine and one smaller machine for our R&D laboratories. The purchase order, in the aggregate amount of approximately €1.5 million (approximately $1.6 million), requires immediate payment of a 20% deposit with a further 70% to be paid upon delivery of each machine and the balance of 10% to be paid upon satisfactory completion of a Site Acceptance Test of each machine. The packaging machine for our R&D laboratories is expected to be delivered in Q3, 2015 and the commercial grade packaging machine is expected to be delivered in Q4, 2015. We intend to finance the acquisition of these 2 machines with the credit facility negotiated with BMO, as discussed above.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, when comparing the currency rates used to prepare our financial statements for Q1, 2015 with the rates used to prepare our financial statements for Q1, 2014, the strengthened US dollar resulted in an unrealized loss of approximately $557 thousand on our cash position at March 31, 2015, but reduced our net loss from operations by approximately $8 thousand for quarter ending March 31, 2015. The following management discussion and analysis takes this into consideration whenever material.

Results of operations for the three month period ended March 31, 2015 compared with the three month period ended March 31, 2014.

				Percentage
In U.S.$ thousands			Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)
Revenue	$625	$222	$403	182%
Cost of Royalty and License Revenue	84	-	84	N/A
Research and Development Expenses	117	188	(71)	(38%	)
Selling, General and Administrative Expenses	393	460	(67)	(15%	)
Depreciation of tangible assets	7	7	0	0%
Amortization of intangible assets	9	9	0	0%	)
Operating Income / (Loss)	15	(442)	(427)	(97%	)
Net Loss	(54)	(442)	(388)	(885)

Revenue

Total revenue in the first three months increased from $222 thousand in 2014 to $625 thousand in 2015, representing an increase of 182%.

Of the total revenue recorded during the first quarter of 2015, $625 thousand (2014: $173 thousand) relates to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, we invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, to be amortized in income from October 2014 through September 2015. As a result of this policy, we recognized $391 thousand (2014 - $77 thousand) in income during the three months ended March 31, 2015. As at March 31, 2015, we have a deferred revenue balance of $856 thousand (December 31, 2014: $1,245 thousand) that has not been recognized as revenue. In addition, in Q1, 2015 we recognized approximately $234 thousand (2014 - $96 thousand) of royalty income earned from the sale of Forfivo XL®. Forfivo XL® is indicated for the treatment of MDD and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

The level of sales achieved for Forfivo XL® continues to improve significantly. According to Symphony Health Solutions, gross sales of Forfivo XL® totaled $4.0 million in the quarter ending March 31st, 2015 compared with $1.3 million in the same period of last year, representing an increase of 194%. The number of Forfivo XL® prescriptions that were filled increased by 82% from approximately 5,800 in the first quarter of 2014 to approximately 10,600 in the first quarter of 2015.

We expect sales of Forfivo XL® to continue this growth trend for the foreseeable future for the following reasons:

a)	Settlement of the Paragraph IV litigation with Wockhardt Bio AG in November 2014 should prevent the entry of generic competition into the marketplace until early 2018, and
b)	Increased marketing activities undertaken by our commercialization partner, Edgemont, including a recent 3-fold increase in sales staff for the product, should maintain, if not increase, momentum.

Cost of royalty and license revenue

We recorded $84 thousand for the cost of royalty and license revenue in the first three months of 2015, compared with $Nil in the same period of 2014. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 thousand for management fees previously paid, to pay our former development partner 10% of net income received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses decreased to $117 thousand in the three months ended March 31, 2014, representing a decrease of $71 thousand, or 38%, compared with the amount of $188 thousand expensed in the same period of last year.

R&D expenses are heavily influenced by the costs of clinical studies, the frequency, timing and size of which vary considerably. We did not perform any clinical studies in the first quarter of 2015, whereas in the first quarter of 2014 we completed a pilot clinical study for our VersaFilm™ product for erectile dysfunction that indicated bioequivalence with the leading brand reference listed drug Tadalafil.

Included within R&D expenses for the first three months of 2015 are R&D Salaries of $114 thousand, of which approximately $3 thousand represents non-cash compensation. This compares to R&D salaries of $115 thousand in the first three months of 2014, of which approximately $2 thousand represented non-cash compensation.

In the three months ended March 31, 2015 we recorded estimated Research and Development Tax Credits and refunds of $24 thousand, compared with $27 thousand that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses decreased to $393 thousand in the three months ended March 31, 2015, representing a decrease of $67 thousand, or 15%, compared with the amount of $460 thousand expensed in the same period of last year. The decrease is primarily attributable to reduced legal expenses of $42 thousand due to settlement in November 2014 of the Paragraph IV litigation with Wockhardt Bio AG.

Included in SG&A expenses are approximately $12 thousand (2014: $27 thousand) in non-cash compensation from options granted to management and employees in 2013 and 2014, and $5 thousand (2014: $3 thousand) in non-cash compensation from options granted to non-employee directors in 2013 and 2014.

Depreciation of tangible assets

In the three months ended March 31, 2015 we recorded an expense of $7 thousand for the depreciation of tangible assets, compared with an expense of $7 thousand for the same period of the previous year.

Amortization of intangible assets

The amortization of intangible assets expense for the first three months of 2015 totaled $9 thousand, compared with $9 thousand in the same period of last year. This expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation expense, warrants and share-based payments totaled $20 thousand for the three months ended March 31, 2015, compared with $32 thousand for the three months ended March 31, 2014.

We expensed approximately $15 thousand in the first three months of 2015 for options granted to our employees in 2013 and 2014 under the 2006 Stock Option Plan, and approximately $5 thousand for options granted to non-employee directors in 2013 and 2014, compared with $29 thousand and $3 respectively that was expensed in the same period of the previous year.

There remains approximately $53 thousand in stock based compensation to be expensed in fiscal 2014 and 2015, all of which relates to the issuance of options to our employees and directors during 2013 and 2014. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet.

				Percentage
In U.S.$ thousands	March 31,	December	Increase/	Increase/
	2015	31, 2014	(Decrease)	(Decrease)
Current Assets	$4,089	$5,255	$(1,166)	(22%	)
Leasehold improvements and Equipment	1,361	983	378	38%
Intangible Assets	25	46	(21)	(46%	)
Security Deposit	237	-	237	N/A
Current Liabilities	245	466	(221)	(47%	)
Deferred License Revenue	856	1,245	(389)	(31%	)
Term Loan	395	-	395	N/A
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,674	22,654	20	0%

Current assets

Current assets totaled $4,089 thousand at March 31, 2015 compared with $5,255 thousand at December 31, 2014. The decrease of $1,116 thousand is attributable to a decrease in cash and cash equivalents of approximately $580 thousand, a decrease in accounts receivable of approximately $576 thousand and a decrease in prepaid expenses of approximately $24 thousand, partly offset by an increase in investment tax credits receivable of approximately $14 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $3,819 thousand as at March 31, 2015 representing a decrease of $580 thousand compared with the balance of $4,399 thousand as at December 31, 2014. The decrease in cash on hand relates to net cash used by operating activities of $279 thousand, net cash used in investing activities of $384 thousand, and an unrealized foreign exchange loss of $312 thousand, partly offset with net cash provided by financing activities of $395 thousand.

The cash provided by financing activities derives from the first tranche of a term loan in the amount of CAD$500 thousand negotiated with BMO Bank of Montreal secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. A second tranche, in the amount of CAD$3 million, will be disbursed subsequent to meeting certain conditions based upon the Company’s operating cash flow throughout the first six months of 2015 being positive. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

Accounts receivable

Accounts receivable totaled $76 thousand as at March 31, 2015 representing a decrease of $576 thousand compared with the balance of $652 thousand as at December 31, 2014. In Q4, 2014 Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont in Q4, 2014 and received payment of $650 thousand in December 2014 and the balance of $600 thousand in February 2015.

Prepaid expenses

As at March 31, 2015 prepaid expenses totaled $72 thousand compared with $96 thousand as of December 31, 2014. The decrease in prepaid expenses is attributable to the advance payment in December 2014 of certain expenses that related to services provided in the first quarter of 2015, together with the depreciation of the Canadian dollar by approximately 8.4% between December 31, 2014 and March 31, 2015.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $122 thousand as at March 31, 2015 compared with $108 thousand as at December 31, 2014. The increase relates to the accrual estimated and recorded for the first quarter of 2015.

Leasehold improvements and equipment

As at March 31, 2015, the net book value of leasehold improvements and equipment amounted to $1,361 thousand, compared to $983 thousand at December 31, 2014. In the three months ended March 31, 2015 additions to assets totaled $384 thousand and comprised $381 thousand for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $3 thousand for leasehold improvements related to our new manufacturing facility at 6425 Abrams, St-Laurent, Quebec. In the three months ended March 31, 2015 we recorded depreciation on leasehold improvements and equipment of $7 thousand and incurred an unrealized foreign exchange gain $1 thousand.

Intangible assets

As at March 31, 2015 NDA acquisition costs of $25 thousand (December 31, 2014 - $46 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Security deposit

A security deposit in the amount of CAD$300 thousand ($237 thousand) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec was recorded as at March 31, 2015.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $245 thousand as at March 31, 2015 (December 31, 2014 - $466 thousand) and include approximately $11 thousand related to research and development activities, $19 thousand related to legal and professional fees, $22 thousand related to securing our bank financing, $4 thousand related to our new facility located at 6420 Abrams, St-Laurent, Quebec, $181 thousand related to accrued payroll liabilities, and $8 thousand of other liabilities.

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

As a result of this policy, we have a deferred revenue balance of $856 thousand at March 31, 2015 (December 31, 2014: $1,245 thousand) that has not been recognized as revenue

Shareholders’ equity

As at March 31, 2015 we had accumulated a deficit of $17,902 thousand compared with an accumulated deficit of $17,848 thousand as at December 31, 2014. Total assets amounted to $5,712 thousand and shareholders’ equity totaled $4,216 thousand as at March 31, 2015, compared with total assets and shareholders’ equity of $6,284 thousand and $4,573 thousand respectively, as at December 31, 2014.

Capital stock

As at March 31, 2015 capital stock amounted to $635 (December 31, 2014: $635). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,674 thousand at March 31, 2015, as compared to $22,654 thousand at December 31, 2014. Additional paid in capital increased by $20 thousand for stock based compensation, all of which is attributable to the amortization of stock options granted to employees and directors

Taxation

As at December 31, 2014, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $9,530 thousand (December 31, 2013: $8,874 thousand) and $9,683 thousand (December 31, 2013: $9,040 thousand) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2034. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2014, we had non refundable tax credits of $1,100 thousand (December 31, 2013: $1,098 thousand) of which $20 thousand is expiring in 2017, $194 thousand is expiring in 2018, $170 thousand is expiring in 2019, $145 thousand is expiring in 2020, $154 thousand is expiring in 2021, $193 thousand is expiring in 2022 and $129 thousand is expiring in 2023 and $95 thousand is expiring in 2024. We also had undeducted research and development expenses of $4,805 thousand (December 31, 2013: $4,354 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
In U.S.$ thousands	March 31,	March 31,	Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)
Operating Activities	$(279)	$(588)	$(309)	(53%	)
Financing Activities	395	1,064	(669)	(63%	)
Investing Activities	(384)	(105)	279	266%
Cash and cash equivalents - end of period	3,819	5,166	(1,347)	(26%	)

Statement of cash flows

Net cash used by operating activities was $279 thousand in the three months ended March 31, 2015, compared to $588 thousand for the three months ended March 31, 2014. In the first three months of 2015, net cash used by operating activities consisted of an operating loss of $18 thousand (2014: $394 thousand) and an increase in non-cash operating elements of working capital of $261 thousand compared with an increase of $194 thousand in the first three months of 2014.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $395 thousand in the first three months of 2015, compared to $1,064 thousand provided in the same period of the previous year. The net cash provided in the first three months of 2015 derives from the first tranche of a term loan in the amount of CAD$500 thousand negotiated with BMO Bank of Montreal, whereas the net cash provided in the first three months of 2014 resulted from the exercise of warrants.

Net cash used in investing activities amounted to $384 thousand in the three months ended March 31, 2015 compared to $105 thousand in the same period of 2014. The net cash used in investing activities in the first three months of 2015 relates exclusively to the purchase of fixed assets and comprised $381 thousand for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $3 thousand for leasehold improvements related to our new manufacturing facility at 6425 Abrams, St-Laurent, Quebec.

The balance of cash and cash equivalents as at March 31, 2015 amounted to $3,819 thousand, compared to $5,166 thousand at March 31, 2014.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 14, 2015	By: /s/ Horst G. Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: May 14, 2015	By: /s/ Paul A. Simmons
Paul A. Simmons
Principal Accounting Officer