Form 10-Q
period 2015-06-30
IntelGenx Technologies Corp.
filed 2015-08-10
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

 or

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

Yes [  ]     No [  ]

APPLICABLE TO CORPORATE ISSUERS:

63,615,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 10, 2015.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June,	December 31,
	2015	2014
Assets
Current
Cash and cash equivalents	$2,663	$4,399
Accounts receivable	115	652
Prepaid expenses	75	96
Investment tax credits receivable	48	108
Total Current Assets	2,901	5,255
Leasehold Improvements and Equipment, net	2,404	983
Intangible Assets (note 4)	16	46
Security Deposit	240	-
Total Assets	$5,561	$6,284
Liabilities
Current
Accounts payable and accrued liabilities	604	466
Current portion of term loan (note 7)	60	-
Deferred license revenue (note 6)	466	1,245
Total Current Liabilities	1,130	1,711
Term Loan (note 7)	340	-
Total Liabilities	1,470	1,711
Shareholders' Equity
Capital Stock (note 8)	1	1
Additional Paid-in-Capital (note 9)	22,768	22,654
Accumulated Deficit	(18,176)	(17,848)
Accumulated Other Comprehensive Loss	(502)	(234)
Total Shareholders’ Equity	4,091	4,573
	$5,561	$6,284

See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe	Director

/s/ Bernd Melchers	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2015
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2014	63,465,255	$1	$22,654	$(17,848)	$(234)	$4,573
Foreign currency translation adjustment	-	-	-	-	(268)	(268)
Options exercised (note 9)	75,000		34	-	-	34
Stock-based compensation (note 9)	-	-	80	-	-	80
Net loss for the period	-	-	-	(328)	-	(328)
Balance – June 30, 2015	63,540,255	$1	$22,768	$(18,176)	$(502)	$4,091

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues
Royalties	$192	$84	$426	$181
License and other revenue	393	76	784	201
Total Revenues	585	160	1,210	382

Expenses
Cost of royalty and license revenue	19	-	103	-
Research and development expense	252	225	369	413
Selling, general and administrative expense	559	543	952	1,003
Depreciation of tangible assets	6	7	13	14
Amortization of intangible assets	10	11	19	20
Total Expenses	846	786	1,456	1,450
Operating loss	(261)	(626)	(246)	(1,068)
Interest income	3	12	13	12
Financing and Interest expense	(17)	-	(95)	-

Net Loss	(275)	(614)	(328)	(1,056)
Other Comprehensive Loss
Foreign currency translation adjustment	55	161	(268)	(70)
Comprehensive Loss	$(220)	$(453)	$(596)	$(1,126)
Basic and Diluted Weighted Average Number of Shares Outstanding	63,501,519	63,187,029	63,483,487	62,628,686
Basic and Diluted Loss Per Common Share (note 9)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Funds Provided (Used) -
Operating Activities
Net loss	$(275)	$(614)	$(328)	$(1,056)
Amortization and depreciation	16	18	32	34
Stock-based compensation	59	33	80	65
	(200)	(563)	(216)	(957)
Changes in assets and liabilities:
Accounts receivable	(39)	(27)	537	91
Prepaid expenses	(3)	1	21	40
Investment tax credits receivable	74	68	60	51
Security deposit	(3)	-	(240)	-
Accounts payable and accrued liabilities	359	(17)	138	(327)
Deferred revenue	(390)	(77)	(779)	(104)
Net change in assets and liabilities	(2)	(52)	(263)	(249)
Net cash used by operating activities	(202)	(615)	(479)	(1,206)

Financing Activities
Issuance of term loans	4	-	399	-
Proceeds from exercise of warrants and stock options	34	555	34	1,619
Net cash provided by financing activities	38	555	433	1,619

Investing Activities
Additions to property and equipment	(1,039)	(63)	(1,425)	(168)
Net cash used in investing activities	(1,039)	(63)	(1,425)	(168)

Increase (Decrease) in Cash and Cash Equivalents	(1,203)	(123)	(1,471)	245
Effect of Foreign Exchange on Cash and Cash Equivalents	47	135	(265)	(72)
Cash and Cash Equivalents
Beginning of Period	3,819	5,166	4,399	5,005
End of Period	$2,663	$5,178	$2,663	$5,178

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2015
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2014. Operating results for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

The amendments are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

The amendments in ASU 2015-04 permit an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. The amendments should be applied prospectively. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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
June 30, 2015
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
June 30, 2015
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

As of June 30, 2015 NDA acquisition costs of $16 thousand (December 31, 2014 - $46 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

5.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at June 30, 2015, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2015
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

As a result of this policy, IntelGenx has a deferred revenue balance of $466 thousand at June 30, 2015 (December 31, 2014 - $1,245 thousand) that has not been recognized as revenue.

7.	Term loan

The Company’s term loan facility consists of CAD$500 thousand bearing interest at the Bank’s prime lending rate plus 2.50%, and CAD$3 million bearing interest at a fixed rate to be determined at drawdown. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 5).

The CAD$3 million tranche of the term loan will be disbursed subsequent to meeting certain conditions. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

	June 30, 2015	June 30, 2014
	$	$
Term loan	400	0
Current portion	60	0
	340	0

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

7.	Term loan (Cont’d)

Principal repayments due in each of the next five years are as follows:

2015	$20
2016	80
2017	80
2018	80
2019	80
Thereafter	60

8.	Capital Stock

	June 30,	December 31,
	2015	2014
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
63,540,255 (December 31, 2014 - 63,465,255) common shares	$635	$635

9.	Additional Paid-In Capital

Stock options

During the six month period ended June 30, 2015 a total of 75,000 stock options were exercised for 75,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $34 thousand, resulting in an increase in additional paid-in capital of $34 thousand.

Compensation expenses for stock-based compensation of $80 thousand and $65 thousand were recorded during the six month periods ended June 30, 2015 and 2014 respectively. The entire amounts expensed in 2015 and 2014 relate to stock options granted to employees and directors. As at June 30, 2015 the Company has $50 thousand (2014 - $161 thousand) of unrecognized stock-based compensation.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

9.	Additional Paid-In Capital (Cont’d)

Warrants

No warrants were exercised during the six month period ended June 30, 2015. During the six month period ended June 30, 2014 a total of 2,480,988 warrants were exercised for 2,480,988 common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,619 thousand, resulting in an increase in additional paid-in capital of $1,619 thousand.

10.	Related Party Transactions

Included in management salaries are $1 thousand (2014 - $29 thousand) for options granted to the Chief Executive Officer, $3 thousand (2014: Nil) for options granted to the VP Operations and $13 thousand (2014 - $22 thousand) for options granted to the Chief Financial Officer. Also included are $55 thousand (2014 - $8 thousand) for options granted to non-employee directors. All options were granted under the 2006 Stock Option Plan.

Also included in management salaries are director fees of $147 thousand (2014 - $88 thousand).

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

Subsequent to the end of the quarter, on July 20, 2015, 600 thousand options to purchase common stock were granted to the new Chief Financial Officer under the 2006 Stock Option Plan. The options have an exercise price of $0.58, vest of a period of 2 years at the rate of 25% every six months and expire 5 years after the grant date.

On July 30, 2015 75,000 stock options were exercised for 75,000 common shares for total cash consideration of CAD$ 28,500, resulting in an increase in additional paid-in capital of US$27,750.

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

We are in the process of establishing a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products as we believe that this:

1)	represents a profitable business opportunity,
2)	will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and
3)	allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

As previously announced, management believes that subject to the Company reaching the $3M Edgemont milestones, financing of the project will come from cash in hand and a government-backed bank financing of up to CAD$3.5 million with BMO Bank of Montreal.

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and increase our research and development activities.

Key developments

Product-related

Anti-depressant tablet, Forfivo XL®

On May 15, 2015 we provided an update on sales and marketing activities for Forfivo XL®, our first FDA-approved product that was launched in the USA in October 2012 under an exclusive commercialization agreement with Edgemont Pharmaceuticals LLC ("Edgemont").

According to Symphony Health Solutions, gross sales of Forfivo XL® totaled $8.9 million in the year ending December 31st, 2014, compared with sales of $2.7 million in the preceding year. The number of Forfivo XL® prescriptions filled increased from approximately 16,761 in 2013 to 30,378 in 2014. The average month-on-month growth rate of Forfivo XL® throughout 2014 exceeded 9%.

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

Corporate

New Manufacturing Facility with increased R&D and Administration space

On April 24, 2015 we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6 month term commencing on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CAD$110 thousand (approximately $87 thousand) per year, which will increase at a rate of CAD$0.25 ($0.20) per square foot every two years. We plan to use the newly leased space to manufacture our VersaFilm™ products, to enlarge our research and development capabilities, and for administration purposes.

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

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, when comparing the currency rates used to prepare our financial statements for Q2, 2015 with the rates used to prepare our financial statements for Q2, 2014, the strengthened US dollar resulted in an unrealized loss of approximately $502 thousand on our cash position at June 30, 2015, but reduced our net loss from operations by approximately $46 thousand for the six month period ending June 30, 2015. The following management discussion and analysis takes this into consideration whenever material.

Results of operations for the six month period ended June 30, 2015 compared with the six month period ended June 30, 2014.

				Percentage
In U.S.$ thousands			Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue	$1,210	$382	$828	217%

Cost of Royalty and License Revenue	103	-	103	N/A
Research and Development Expenses	369	413	(44)	(11%	)
Selling, General and Administrative Expenses	952	1,003	(51)	(5%	)
Depreciation of tangible assets	13	14	(1)	(7%	)
Amortization of intangible assets	19	20	(1)	(5%	)
Operating Loss	(246)	(1,068)	(822)	(77%	)
Net Loss	(328)	(1,056)	(728)	(69%	)

Revenue

Total revenue in the first six months increased from $382 thousand in 2014 to $1,210 thousand in 2015, representing an increase of 217%.

Of the total revenue recorded during the first six months of 2015, $1,210 thousand (2014: $332 thousand) relates to Forfivo XL®, our first FDA approved product, which was launched in October 2012 under a licensing partnership with Edgemont Pharmaceuticals LLP (“Edgemont”). Upon entering into the licensing agreement, Edgemont paid us an upfront fee of $1 million, which we recognized as deferred license revenue. The deferred license revenue is amortized in income over the period where sales of Forfivo XL® are expected to be exclusive. In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, we invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, to be amortized in income from October 2014 through September 2015. As a result of this policy, we recognized $784 thousand (2014 - $153 thousand) in income during the six months ended June 30, 2015. As at June 30, 2015, we have a deferred revenue balance of $466 thousand (December 31, 2014: $1,245 thousand) that has not been recognized as revenue. In addition, during the first six months of 2015 we recognized approximately $426 thousand (2014 - $179 thousand) of royalty income earned from the sale of Forfivo XL®. Forfivo XL® is indicated for the treatment of MDD and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet.

The level of sales achieved for Forfivo XL® continues to improve significantly. According to Symphony Health Solutions, gross sales of Forfivo XL® totaled $4.7 million in the quarter ending June 30th, 2015 compared with $1.6 million in the same period of last year, representing an increase of 194%. The number of Forfivo XL® prescriptions that were filled increased by 69% from approximately 6,900 in the second quarter of 2014 to approximately 11,700 in the second quarter of 2015. Management expects the sales trend to continue in the third quarter and throughout the year.

We expect sales of Forfivo XL® to continue this growth trend throughout the year for the following reasons:

a)	Settlement of the Paragraph IV litigation with Wockhardt Bio AG in November 2014 should prevent the entry of generic competition into the marketplace until early 2018, and
b)	Increased marketing activities undertaken by our commercialization partner, Edgemont, including a recent 3-fold increase in sales staff for the product, should maintain, if not increase, momentum.

Cost of royalty and license revenue

We recorded $103 thousand for the cost of royalty and license revenue in the first six months of 2015, compared with $Nil in the same period of 2014. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 thousand for management fees previously paid, to pay our former development partner 10% of net income received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses decreased to $369 thousand in the six months ended June 30, 2015, representing a decrease of $44 thousand, or 11%, compared with the amount of $413 thousand expensed in the same period of last year. The decrease is mainly due to the difference in the currency exchange rate compared to 2014 since almost all of our R&D expenses are in Canadian Dollar.

Included within R&D expenses for the first six months of 2015 are R&D Salaries of $230 thousand, of which approximately $5 thousand represents non-cash compensation. This compares to R&D salaries of $240 thousand in the first six months of 2014, of which approximately $4 thousand represented non-cash compensation.

In the six months ended June 30, 2015 we recorded estimated Research and Development Tax Credits and refunds of $48 thousand, compared with $36 thousand that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses decreased to $952 thousand in the six months ended June 30, 2015, representing a decrease of $51 thousand, or 5%, compared with the amount of $1,003 thousand expensed in the same period of last year. The decrease is primarily attributable to the reduction in management salaries and compensation of $187 thousand, partly offset by an increase in board compensation of $71 thousand and an increase in professional fees of $78 thousand.

Included in SG&A expenses are approximately $20 thousand (2014: $53 thousand) in non-cash compensation from options granted to management and employees in 2013, 2014 and 2015, and $55 thousand (2014: $8 thousand) in non-cash compensation from options granted to non-employee directors in 2013, 2014 and 2015.

Depreciation of tangible assets

In the six months ended June 30, 2015 we recorded an expense of $13 thousand for the depreciation of tangible assets, compared with an expense of $14 thousand for the same period of the previous year.

Amortization of intangible assets

The amortization of intangible assets expense for the first six months of 2015 totaled $19 thousand, compared with $20 thousand in the same period of last year. This expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation expense, warrants and share-based payments totaled $80 thousand for the six months ended June 30, 2015, compared with $65 thousand for the six months ended June 30, 2014.

We expensed approximately $25 thousand in the first six months of 2015 for options granted to our employees in 2013, 2014 and 2015 under the 2006 Stock Option Plan, and approximately $55 thousand for options granted to non-employee directors in 2013, 2014 and 2015, compared with $57 thousand and $8 respectively that was expensed in the same period of the previous year.

There remains approximately $50 thousand in stock based compensation to be expensed in fiscal 2015, 2016 and 2017, all of which relates to the issuance of options to our employees and directors during 2013 to 2015.

Subsequent to the end of the quarter, on July 20, 2015 600 thousand options to purchase common stock were granted to the new Chief Financial Officer which will be expensed over 24 month, 25% every six month.

We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet.

				Percentage
In U.S.$ thousands	June 30,	December	Increase/	Increase/
	2015	31, 2014	(Decrease)	(Decrease)

Current Assets	$2,901	$5,255	$(2,354)	(45%	)
Leasehold improvements and Equipment	2,404	983	1,412	144%
Intangible Assets	16	46	(30)	(65%	)
Security Deposit	240	-	240	N/A
Current Liabilities	604	466	88	19%
Deferred License Revenue	466	1,245	(779)	(63%	)
Term Loan	400	-	400	N/A
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,768	22,654	114	1%

Current assets

Current assets totaled $2,901 thousand at June 30, 2015 compared with $5,255 thousand at December 31, 2014. The decrease of $2,354 thousand is attributable to a decrease in cash and cash equivalents of approximately $1,736 thousand, a decrease in accounts receivable of approximately $537 thousand, a decrease in prepaid expenses of approximately $21 thousand and finally, a decrease in investment tax credits receivable of approximately $60 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $2,663 thousand as at June 30, 2015 representing a decrease of $1,736 thousand compared with the balance of $4,399 thousand as at December 31, 2014. The decrease in cash on hand relates to net cash used by operating activities of $479 thousand, net cash used in investing activities of $1,425 thousand, and an unrealized foreign exchange loss of $265 thousand, partly offset with net cash provided by financing activities of $433 thousand.

The cash provided by financing activities derives mainly from the first tranche of a term loan in the amount of CAD$500 thousand negotiated with BMO Bank of Montreal secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. A second tranche, in the amount of CAD$3 million, will be disbursed subsequent to meeting certain conditions. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

Accounts receivable

Accounts receivable totaled $115 thousand as at June 30, 2015 representing a decrease of $537 thousand compared with the balance of $652 thousand as at December 31, 2014. In Q4, 2014 Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont in Q4, 2014 and received payment of $650 thousand in December 2014 and the balance of $600 thousand in February 2015.

Prepaid expenses

As at June 30, 2015 prepaid expenses totaled $75 thousand compared with $96 thousand as of December 31, 2014. The decrease in prepaid expenses is attributable to the advance payment in December 2014 of certain expenses that related to services provided in the first six months of 2015, together with the depreciation of the Canadian dollar by approximately 7.1% between December 31, 2014 and June 30, 2015.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $48 thousand as at June 30, 2015 compared with $108 thousand as at December 31, 2014. The decrease relates to the accrual estimated and recorded for the six months of 2015.

Leasehold improvements and equipment

As at June 30, 2015, the net book value of leasehold improvements and equipment amounted to $2,404 thousand, compared to $983 thousand at December 31, 2014. In the six months ended June 30, 2015 additions to assets totaled $1,425 thousand and comprised $567 thousand for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $858 thousand for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec. In the six months ended June 30, 2015 we recorded depreciation on leasehold improvements and equipment of $14 thousand and incurred an unrealized foreign exchange gain $2 thousand.

Intangible assets

As at June 30, 2015 NDA acquisition costs of $16 thousand (December 31, 2014 - $46 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Security deposit

A security deposit in the amount of CAD$300 thousand ($240 thousand) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec was recorded as at June 30, 2015.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $604 thousand as at June 30, 2015 (December 31, 2014 - $466 thousand) and include approximately $93 thousand related to research and development activities, $43 thousand related to legal and professional fees, $355 thousand related to our new facility located at 6420 Abrams, St-Laurent, Quebec, $106 thousand related to accrued payroll liabilities, and $7 thousand of other liabilities.

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

As a result of this policy, we have a deferred revenue balance of $466 thousand at June 30, 2015 (December 31, 2014: $1,245 thousand) that has not been recognized as revenue.

Shareholders’ equity

As at June 30, 2015 we had accumulated a deficit of $18,176 thousand compared with an accumulated deficit of $17,848 thousand as at December 31, 2014. Total assets amounted to $5,561 thousand and shareholders’ equity totaled $4,091 thousand as at June 30, 2015, compared with total assets and shareholders’ equity of $6,284 thousand and $4,573 thousand respectively, as at December 31, 2014.

Capital stock

As at June 30, 2015 capital stock amounted to $635 (December 31, 2014: $635). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,768 thousand as at June 30, 2015, as compared to $22,654 thousand at December 31, 2014. Additional paid in capital increased by $114 thousand for stock based compensation, all of which is attributable to the amortization of stock options granted to employees and directors

Taxation

As at December 31, 2014, the date of our latest annual tax return, we had Canadian and provincial accumulated net operating losses of approximately $9,530 thousand (December 31, 2013: $8,874 thousand) and $9,683 thousand (December 31, 2013: $9,040 thousand) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2034. A portion of the net operating losses may expire before they can be utilized.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
In U.S.$ thousands	June 30,	June 30,	Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Operating Activities	$(479)	$(1,206)	$(727)	(60%	)
Financing Activities	433	1,619	(1,186)	(73%	)
Investing Activities	(1,425)	(168)	1,257	748%
Cash and cash equivalents - end of period	2,663	5,178	(2,515)	(49%	)

Statement of cash flows

Net cash used by operating activities was $479 thousand in the six months ended June 30, 2015, compared to $1,206 thousand for the six months ended June 30, 2014. In the first six months of 2015, net cash used by operating activities consisted of an operating loss of $216 thousand (2014: $957 thousand) and changes in working cash balances.

Operating activities will continue to consume our available funds until we are able to generate increased revenues.

The net cash provided by financing activities was $433 thousand in the first six months of 2015, compared to $1,619 thousand provided in the same period of the previous year. The net cash provided in the first six months of 2015 derives mainly from the first tranche of a term loan in the amount of CAD$500 thousand negotiated with BMO Bank of Montreal, whereas the net cash provided in the first six months of 2014 resulted from the exercise of warrants.

Net cash used in investing activities amounted to $1,425 thousand in the six months ended June 30, 2015 compared to $168 thousand in the same period of 2014. The net cash used in investing activities in the first six months of 2015 relates exclusively to the purchase of fixed assets and comprised $567 thousand for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $858 thousand for leasehold improvements related to our new manufacturing facility at 6425 Abrams, St-Laurent, Quebec.

The balance of cash and cash equivalents as at June 30, 2015 amounted to $2,663 thousand, compared to $5,178 thousand at June 30, 2014.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 10, 2015	By:	/s/ Horst G. Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: August 10, 2015	By:	/s/ Andre Godin
Andre Godin
Principal Accounting Officer