Form 10-Q
period 2015-09-30
IntelGenx Technologies Corp.
filed 2015-11-03
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes [  ]         No [  ]

APPLICABLE TO CORPORATE ISSUERS:

63,615,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 2, 2015.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September, 30	December 31,
	2015	2014
Assets
Current
Cash and cash equivalents	$2,264	$4,399
Accounts receivable	878	652
Prepaid expenses	74	96
Investment tax credits receivable	67	108
Total Current Assets	3,283	5,255
Leasehold Improvements and Equipment, net	3,576	983
Intangible Assets (note 4)	6	46
Security Deposit	225	-
Total Assets	$7,090	$6,284
Liabilities
Current
Accounts payable and accrued liabilities	1,340	466
Current portion of term loan (note 7)	74	-
Deferred license revenue (note 6)	76	1,245
Total Current Liabilities	1,490	1,711
Term Loan (note 7)	294	-
Total Liabilities	1,784	1,711
Shareholders' Equity
Capital Stock (note 8)	1	1
Additional Paid-in-Capital (note 9)	22,821	22,654
Accumulated Deficit	(16,824)	(17,848)
Accumulated Other Comprehensive Loss	(692)	(234)
Total Shareholders’ Equity	5,306	4,573
	$7,090	$6,284

See accompanying notes

Approved on Behalf of the Board:

/s/ Horst G. Zerbe	Director

/s/ Bernd Melchers	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2015
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2014	63,465,255	$1	$22,654	$(17,848)	$(234)	$4,573

Foreign currency translation adjustment	-	-	-	-	(458)	(458)

Options exercised (note 9)	150,000		62	-	-	62

Stock-based compensation (note 9)	-	-	105	-		105

Net income for the period	-	-	-	1,024	-	1,024

Balance – September 30, 2015	63,615,255	$1	$22,821	$(16,824)	$(692)	$5,306

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues
Royalties	$248	$129	$674	$310
License and other revenue	2,135	323	2,919	524
Total Revenues	2,383	452	3,593	834

Expenses
Cost of royalty and license revenue	189	-	292	-
Research and development expense	274	359	643	772
Selling, general and administrative expense	553	521	1,505	1,524
Depreciation of tangible assets	6	11	19	25
Amortization of intangible assets	10	6	29	26
Total Expenses	1,032	897	2,488	2,347
Operating income (loss)	1,351	(445)	1,105	(1,513)
Interest income	7	11	20	23
Financing and Interest expense	(6)	-	(101)	-

Net Income (Loss)	1,352	(434)	1,024	(1,490)
Other Comprehensive Loss
Foreign currency translation adjustment	(195)	(256)	(458)	(326)
Comprehensive Income (Loss)	$1,157	$(690)	$566	$(1,816)

Basic: Weighted Average Number of Shares Outstanding	63,589,984	63,465,255	63,606,739	63,133,545
Basic Earnings (Loss) Per Common Share (note 12)	$0.02	$(0.01)	$0.01	$(0.03)

Diluted: Weighted Average Number of Shares Outstanding	64,030,092	63,465,255	71,725,902	63,133,545
Diluted Earnings (Loss) Per Common Share (note 12)	$0.02	$(0.01)	$0.01	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Funds Provided (Used) - Operating Activities
Net income (loss)	$1,352	$(434)	$1,024	$(1,490)
Amortization and depreciation	16	17	48	51
Stock-based compensation	25	17	105	82
	1,393	(400)	1,177	(1,357)
Changes in assets and liabilities:
Accounts receivable	(763)	1	(226)	92
Prepaid expenses	1	18	22	58
Investment tax credits receivable	(19)	(17)	41	34
Security deposit	15	-	(225)	-
Accounts payable and accrued liabilities	736	1	874	(326)
Deferred revenue	(390)	(77)	(1,169)	(180)
Net change in assets and liabilities	(420)	(74)	(683)	(322)

Net cash provided (used) by operating activities	973	(474)	494	(1,679)

Financing Activities
Issuance of term loans	-	-	394	-
Repayment of term loans	(6)	-	(6)	-
Proceeds from exercise of warrants and stock options	28	-	62	1,619
Net cash provided by financing activities	22	-	450	1,619

Investing Activities
Additions to property and equipment	(1,221)	(106)	(2,646)	(274)
Net cash used in investing activities	(1,221)	(106)	(2,646)	(274)

Decrease in Cash and Cash Equivalents	(226)	(580)	(1,702)	(334)
Effect of Foreign Exchange on Cash and Cash Equivalents	(173)	(222)	(433)	(295)
Cash and Cash Equivalents
Beginning of Period	2,663	5,178	4,399	5,005

End of Period	$2,264	$4,376	$2,264	$4,376

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2014. Operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

The FASB issued this Update which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been issued.

For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

ASU 2015-14, Revenue From Contracts With Customers (Topic 606), Deferral of the Effective Date

The FASB and IASB have deferred the effective date of following amendment for all entities by one year.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

•	Step 1: Identify the contract(s) with a customer.
•	Step 2: Identify the performance obligations in the contract.
•	Step 3: Determine the transaction price.
•	Step 4: Allocate the transaction price to the performance obligations in the contract.
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09.

This ASU is to be applied retrospectively, with certain practical expedients allowed. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.

The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this Statement is not expected to have a material effect on the Company`s financial position or results of operations.

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
September 30, 2015
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
September 30, 2015
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
September 30, 2015
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

As of September 30, 2015 NDA acquisition costs of $6 thousand (December 31, 2014 - $46 thousand) were recorded as intangible assets on the Company’s balance sheet and represent the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its estimated useful life of 39 months. The Company commenced amortization upon commercial launch of the product in October 2012.

5.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at September 30, 2015, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
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

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, which was recognized as revenue from October 2014 through September 2015.

As a result of this policy, IntelGenx has a deferred revenue balance of $76 thousand at September 30, 2015 (December 31, 2014 - $1,245 thousand) that has not been recognized as revenue.

7.	Term Loan

The Company’s term loan facility consists of CAD$492 thousand bearing interest at the Bank’s prime lending rate plus 2.50%, and CAD$3 million bearing interest at a fixed rate to be determined at drawdown. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 5).

The CAD$3 million tranche of the term loan will be disbursed subsequent to meeting certain conditions. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

	September 30, 2015	September 30, 2014
(in U.S. $ thousands)	$	$

Term loan	368	0

Current portion	74	0

	294	0

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

7.	Term loan (Cont’d)

Principal repayments due in each of the next five years are as follows:

(in U.S. $ thousands)
2015	$18
2016	75
2017	75
2018	75
2019	75
Thereafter	50

8.	Capital Stock

	September 30,	December 31,
	2015	2014
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued - 63,615,255 (December 31, 2014 - 63,465,255) common shares	$636	$635

9.	Additional Paid-In Capital

Stock options

During the nine month period ended September 30, 2015 a total of 150,000 stock options were exercised for 150,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand.

Compensation expenses for stock-based compensation of $105 thousand and $82 thousand were recorded during the nine month periods ended September 30, 2015 and 2014 respectively. The entire amounts expensed in 2015 and 2014 relate to stock options granted to employees and directors. As at September 30, 2015 the Company has $159 thousand (2014 - $56 thousand) of unrecognized stock-based compensation.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

9.	Additional Paid-In Capital (Cont’d)

Warrants

No warrants were exercised during the nine month period ended September 30, 2015. During the nine month period ended September 30, 2014 a total of 2,480,988 warrants were exercised for 2,480,988 common shares having a par value of $0 thousand in aggregate, for cash consideration of $1,619 thousand, resulting in an increase in additional paid-in capital of $1,619 thousand.

10.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income. The reasons are as follows:

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,

(in U.S. $ thousands)	2015	2014	2015	2014
Statutory income taxes	$393	($117)	$305	($401)
Net operating losses for which no tax benefits have been recorded	0	13	0	169
Net operating losses of prior years applied against current period	(450)	0	(484)	0
Excess of depreciation over capital cost allowance	6	2	7	2
Non-deductible expenses	7	5	28	22
Undeducted research and development expenses	44	97	144	208

	$0	$0	$0	$0

As at December 31, 2014, management determined that enough uncertainty existed relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance. Although management believes that certain of the net operating losses will be applied against earnings in 2015, management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2015
(Expressed in U.S. Funds)
(Unaudited)

11.	Related Party Transactions

Included in management salaries are $1 thousand (2014 - $30 thousand) for options granted to the Chief Executive Officer, $6 thousand (2014: Nil) for options granted to the VP Operations and $25 thousand (2014 - $33 thousand) for options granted to the Chief Financial Officer. Also included are $61 thousand (2014 - $11 thousand) for options granted to non-employee directors. All options were granted under the 2006 Stock Option Plan.

Also included in management salaries are director fees of $198 thousand (2014 - $139 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

12.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the period. Common equivalent shares from stock options and warrants are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three months and nine months ended September 30, 2015 and 2014.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to Company’s MD&A for the year ended December 31, 2014, as updated by our MD&A for the first and second quarter of 2015. In preparing this MD&A, we have taken into account information available to us up to October [28], 2015, the date of this MD&A, unless otherwise indicated.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forwardlooking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2014 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

We are in the process of establishing a state-of-the-art manufacturing facility for the future manufacturing of our VersaFilm™ products as we believe that this:

1)	represents a profitable business opportunity,
2)	will reduce our dependency upon third-party contract manufacturers, thereby better protecting our manufacturing process know-how and intellectual property, and
3)	allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

As previously announced, we plan to finance the project from cash in hand and a government-backed bank financing of up to CAD$3.5 million with a Canadian chartered bank.

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and increase our research and development activities.

Key developments

Product-related

Anti-depressant tablet, Forfivo XL®

In Q2 2015, we provided an update on sales and marketing activities for Forfivo XL®, our first FDA-approved product that was launched in the USA in October 2012 under an exclusive commercialization agreement with Edgemont Pharmaceuticals LLC ("Edgemont").

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

Corporate

New Manufacturing and Laboratory Facilities with increased R&D and Administration space

On April 24, 2015 we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6 month term commencing on September 1, 2015. We have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CAD$110 thousand (approximately $87 thousand) per year. This will increase at a rate of CAD$0.25 ($0.20) per square foot every two years. We plan to use the newly leased space to manufacture our VersaFilm™ products, to expand our research and development capabilities, and for administration purposes.

On April 29, 2015 we entered into an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, Canada at an aggregate cost of CAD$2.9 million (approximately $2.3 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the renovation of existing buildings for pharmaceutical use and has completed projects for various major pharmaceutical companies. We plan to fund this project from cash on hand. Construction is anticipated to be completed in Q4, 2015.

On March 16, 2015 we received CAD$500 thousand (approximately $430 thousand) in cash as part of a credit facility of up to CAD$3.5 million (approximately $3.0 million) negotiated with a Canadian chartered bank (“Lender”). The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency. Further disbursements will be received in the fourth quarter of the current fiscal year as well as in the first quarter of fiscal year 2016. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly installments over 60 months. The credit facility may be drawn down in multiple disbursements over 12 months and, after a 6 month moratorium on the capital, has a repayment term of up to 60 months. The financial covenants of the credit facility require us to respect, on an annual basis, a Minimum Debt Service Coverage ratio of 1.25:1, and a Maximum Total Debt to Tangible Net Worth ratio of 2.5:1. Based upon Management’s business forecasts and projections, Management believes that we will be able to fully comply with these financial covenants. We intend to use the funds for the purchase and installation of new equipment for our new, state-of the-art, manufacturing facility.

On March 16, 2015 we placed an order for 2 packaging machines from Harro Höfliger Verpackungsmaschinen GmbH (“Harro Höfliger”) and installed in our new, state-of the-art, manufacturing facility. Harro Höfliger is widely recognized as a leading supplier of production and packaging equipment, primarily to the pharmaceutical and medical device industries. Our purchase order consists of one commercial scale packaging machine and one smaller machine for our R&D laboratories. The purchase order, in the aggregate amount of approximately €1.5 million (approximately $1.6 million), requires immediate payment of a 20% deposit with a further 70% to be paid upon delivery of each machine and the balance of 10% to be paid upon satisfactory completion of a Site Acceptance Test of each machine. The packaging machine for our R&D laboratories is expected to be delivered in Q4, 2015. We expect the commercial scale machine to be delivered in Q1, 2016. We intend to finance the acquisition of these 2 machines with the credit facility negotiated with the Lender, as discussed above.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine month period ended September 30, 2015 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $692 thousand due to the fluctuations in the rates used to prepare our financial statements, $458 thousand of which negatively impacted our comprehensive income for the nine month period ending September 30, 2015. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive Income (Loss) to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is a non-US GAAP financial measure. A reconciliation of the Adjusted EBITDA is presented in the table below. The Company uses adjusted financial measures to assess its operating performance. Securities regulations require that companies caution readers that earnings and other measures adjusted to a basis other than US-GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. The Company uses Adjusted EBITDA to measure its performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because the Company believes it provides meaningful information on the Company`s financial condition and operating results.

IntelGenx obtains its Adjusted EBITDA measurement by adding to comprehensive income (loss), finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, for its Adjusted EBITDA calculation. The Company believes it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant’s remuneration and can vary significantly with changes in the market price of the Company’s shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact core operating performance of the Company may vary significantly from one period to another. As such, adjusted EBITDA provides improved continuity with respect to the comparison of the Company’s operating results over a period of time. Our method for calculating adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-US-GAAP Financial Information

	Three-month period			Nine-month period
	ended September 30,			ended September 30,
In U.S.$ thousands	2015		2014	2015	2014
	$	$	$		$
Comprehensive income (loss)	1,157		(690)	566	(1,816)
Add (deduct):
Depreciation and amortization	16		17	48	51
Finance costs	6		-	101	-
Finance income	(7)		(11)	(20)	(23)
Share-based compensation	25		17	105	82
Foreign currency translation adjustment	195		256	458	326

Adjusted EBITDA	1,392		(411)	1,258	(1,380)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $1,803 for the three-month period ended September 30, 2015 to $1,392 compared to negative ($411) for the three-month period ended September 30, 2014. Adjusted EBITDA increased by $2,638 for the nine-month period ended September 30, 2015 to $1,258 compared to negative ($1,380) for the nine-month period ended September 30, 2014. The increase in Adjusted EBITDA of $1,803 for the three-month period ended September 30, 2015 is mainly attributable to an increase in comprehensive income of $1,847 partially offset by a decrease of the foreign currency translation adjustment of $61. The increase in Adjusted EBITDA of $2,638 for the nine-month period ended September 30, 2015 is mainly attributable to an increase in comprehensive income of $2,382 as well as an increase of the foreign currency translation adjustment of $132.

Results of operations for the three month and nine month periods ended September 30, 2015 compared with the three month and nine month periods ended September 30, 2014.

	Three-month period		Nine-month period ended
	ended September 30,		September 30,
In U.S.$ thousands	2015	2014	2015	2014
Revenue	$2,383	$452	$3,593	$834

Cost of Royalty and License Revenue	189	-	292	-
Research and Development Expenses	274	359	643	772
Selling, General and Administrative Expenses	553	521	1,505	1,524
Depreciation of tangible assets	6	11	19	25
Amortization of intangible assets	10	6	29	26
Operating Income (Loss)	1,351	(445)	1,105	(1,513)
Net Income (Loss)	1,352	(434)	1,024	(1,490)
Comprehensive Income (Loss)	1,157	(690)	566	(1,816)

Revenue

Total revenues for the three month period ended September 30, 2015 amounted to $2,383 thousand, representing an increase of $1,931 thousand or 427% compared to $452 thousand for the three month period ended September 30, 2014. Total revenues for the nine month period ended September 30, 2015 amounted to $3,593 thousand representing an increase of $2,759 thousand or 331% compared to $834 thousand for the nine month period ended September 30, 2014. The increases for the three month and nine month periods ended September 30, 2015 compared to the last year’s corresponding periods are mainly attributable to the one-time milestone payment of $3 million from IntelGenx’ licensing partner Edgemont triggered by Edgemont reaching in July 2015, $7 million of cumulative net trade sales of Forfivo XL® over the preceding 12 months. From that $3 million milestone payment, $1 million was received in the current quarter and the $2 million balance will be received in Q1 2016. Nevertheless, 2/6 of the $2 million was recognized as revenue in the quarter ended September 30, 2015.

The level of sales achieved for Forfivo XL® continues to improve significantly. According to Edgemont Pharmaceuticals, net sales of Forfivo XL® totaled $2.5 million in the quarter ending September 30, 2015 compared to $2.1 million in the second quarter of 2015, representing an increase of 16%. For the past nine months, net sales of Forfivo XL® totaled $6.3 million ($12 million gross), an increase of 117% compared to the nine month period in 2014. Management expects the sales trend to continue in the fourth quarter.

We expect sales of Forfivo XL® to continue this growth trend for the foreseeable future given that the settlement of the Paragraph IV litigation with Wockhardt Bio AG in November 2014 should prevent the entry of generic competition into the marketplace until early 2018.

Cost of royalty and license revenue

We recorded $189 thousand for the cost of royalty and license revenue in the three month period ended September 30, 2015 compared with $Nil in the same period of 2014. We recorded $292 thousand for the cost of royalty and license revenue in the nine month period ended September 30, 2015 compared with $Nil in the same period of 2014. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 thousand for management fees previously paid, to pay our former development partner 10% of net income received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three month period ended September 30, 2015 amounted to $274 thousand, representing a decrease of $85 thousand or 24%, compared to $359 thousand for the three month period ended September 30, 2014. R&D expenses for the nine month period ended September 30, 2015 amounted to $643 thousand, representing a decrease of $129 thousand or 17%, compared to $772 thousand recorded in the same period of 2014. The decrease is mainly due to the difference in the currency exchange rate compared to 2014 since almost all of our R&D expenses are in Canadian Dollars.

Included within R&D expenses for the first three months of 2015 are R&D Salaries of $110 thousand, laboratory supply of $112 thousand, clinical studies of $27 thousand and patent expenses of $27 thousand. This compares to R&D salaries of $89 thousand in the first three months of 2014, clinical studies of $120 thousand and manufacturing batches of $126 thousand. Included within R&D expenses for the first nine months of 2015 are R&D Salaries of $339 thousand, laboratory supply of $138 thousand, clinical studies of $86 thousand and patent expenses of $115 thousand. This compares to R&D salaries of $323 thousand in the nine months of 2014, clinical studies of $228 thousand and manufacturing batches of $126 thousand.

In the nine months ended September 30, 2015 we recorded estimated Research and Development Tax Credits and refunds of $71 thousand, compared with $63 thousand that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three month period ended September 30, 2015 amounted to $553 thousand, representing a slight increase of $32 thousand or 6%, compared to $521 thousand for the three month period ended September 30, 2014. SG&A expenses for the nine month period ended September 30, 2015 amounted to $1,505 thousand, representing a slight decrease of $19 thousand or 1%, compared to $1,524 thousand recorded in the same period of 2014.

Depreciation of tangible assets

In the three month period ended September 30, 2015 we recorded an expense of $6 thousand for the depreciation of tangible assets, compared with an expense of $11 thousand for the same period of the previous year. In the nine month period ended September 30, 2015 we recorded an expense of $19 thousand for the depreciation of tangible assets, compared with an expense of $25 thousand for the same period of the previous year

Amortization of intangible assets

The amortization of intangible assets expense for the three month period ended September 30, 2015 amounted to $10 thousand, compared to $6 thousand in the same period of last year. The amortization of intangible assets expense for the nine month period ended September 30, 2015 amounted to $29 thousand, compared to $26 thousand in the same period of last year. This expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three month period ended September 30, 2015 amounted to $25 thousand compared to $17 thousand for the three month period ended September 30, 2014. Share-based compensation warrants and share-based payments expense for the nine month period ended September 30, 2015 amounted to $105 thousand compared to $82 thousand for the nine month period ended September 30, 2014

We expensed approximately $44 thousand in the first nine months of 2015 for options granted to our employees in 2013, 2014 and 2015 under the 2006 Stock Option Plan, and approximately $61 thousand for options granted to non-employee directors in 2013, 2014 and 2015, compared with $71 thousand and $11 respectively that was expensed in the same period of the previous year.

There remains approximately $159 thousand in stock based compensation to be expensed in fiscal 2015, 2016 and 2017, all of which relates to the issuance of options to our employees and directors during 2013 to 2015.

We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	September	December	Increase/	Increase/
In U.S.$ thousands	30, 2015	31, 2014	(Decrease)	(Decrease)
Current Assets	$3,283	$5,255	$-1,972	-38%
Leasehold improvements and Equipment	3,576	983	2,593	264%
Intangible Assets	6	46	-40	-87%
Security Deposit	225	-	225	N/A
Current Liabilities	1,340	466	874	188%
Deferred License Revenue	76	1,245	-1,169	-94%
Term Loan	368	-	368	N/A
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,821	22,654	167	1%

Current assets

Current assets totaled $3,283 thousand at September 30, 2015 compared with $5,255 thousand at December 31, 2014. The decrease of $1,972 thousand is mainly attributable to a decrease in cash and cash equivalents of approximately $2,135 thousand, partially counterbalanced by an increase in accounts receivable of approximately $226 thousand.

Cash and cash equivalents

Cash and cash equivalents totaled $2,264 thousand as at September 30, 2015 representing a decrease of $2,135 thousand compared with the balance of $4,399 thousand as at December 31, 2014. The decrease in cash on hand relates to net cash used in investing activities of $2,646 thousand as well an unrealized foreign exchange loss of $433 thousand, partially offset by net cash provided by operating activities of $494 thousand as well as net cash provided by financing activities of $450 thousand.

The cash provided by financing activities derives from the first tranche of a term loan in the amount of CAD$500 thousand negotiated with the Lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. Further disbursements will be received in the fourth quarter of the current fiscal year as well as in the first quarter of fiscal year 2016. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

Accounts receivable

Accounts receivable totaled $878 thousand as at September 30, 2015 representing an increase of $226 thousand compared with the balance of $652 thousand as at December 31, 2014. The main reason for the increase is related to the recognition in Q3 of 2/6 of the Edgemont $2 million milestone payment due in Q1 2016.

Prepaid expenses

As at September 30, 2015 prepaid expenses totaled $74 thousand compared with $96 thousand as of December 31, 2014. The decrease in prepaid expenses is attributable to the advance payment in December 2014 of certain expenses that related to services provided in the first nine months of 2015.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $67 thousand as at September 30, 2015 compared with $108 thousand as at December 31, 2014. The decrease relates to the accrual estimated and recorded for the nine months of 2015.

Leasehold improvements and equipment

As at September 30, 2015, the net book value of leasehold improvements and equipment amounted to $3,576 thousand, compared to $983 thousand at December 31, 2014. In the nine period ended September 30, 2015 additions to assets totaled $2,646 thousand and comprised of $604 thousand for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $1,957 thousand for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, Canada.

Intangible assets

As at September 30, 2015 NDA acquisition costs of $6 thousand (December 31, 2014 - $46 thousand) were recorded as intangible assets on our balance sheet and are related to the acquisition of 100% ownership of Forfivo XL®. The asset is being amortized over its expected useful life of 39 months and amortization commenced upon commercial launch of Forfivo XL® in the fourth quarter of 2012.

Security deposit

A security deposit in the amount of CAD$300 thousand ($225 thousand) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2015.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,340 thousand as at September 30, 2015 (December 31, 2014 - $466 thousand) and include mainly, approximately $895 thousand related to our new facility located at 6420 Abrams, St-Laurent, Quebec, Canada $127 thousand related to legal and professional fees, $90 thousand in accrued payroll and $67 thousand in accrued royalties.

Deferred license revenue

Pursuant to the execution of a licensing agreement for Forfivo XL®, we received an upfront fee from Edgemont Pharmaceuticals in the first quarter of 2012, which we recognized as deferred license revenue. The deferred license revenue is being amortized in income over the period where sales of Forfivo XL® are expected to be exclusive.

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, which was recognized as revenue from October 2014 through September 2015.

As a result of this policy, we have a deferred revenue balance of $76 thousand at September 30, 2015 (December 31, 2014: $1,245 thousand) that has not been recognized as revenue.

Shareholders’ equity

As at September 30, 2015 we had accumulated a deficit of $16,824 thousand compared with an accumulated deficit of $17,848 thousand as at December 31, 2014. Total assets amounted to $7,090 thousand and shareholders’ equity totaled $5,306 thousand as at September 30, 2015, compared with total assets and shareholders’ equity of $6,284 thousand and $4,573 thousand respectively, as at December 31, 2014.

Capital stock

As at September 30, 2015 capital stock amounted to $636 (December 31, 2014: $635). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,821 thousand as at September 30, 2015, as compared to $22,654 thousand at December 31, 2014. Additional paid in capital increased by $167 thousand for stock based compensation, $105 thousand is attributable to the amortization of stock options granted to employees and directors and $62 thousand is due to the exercise of stock option.

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

As at December 31, 2014, we had non refundable tax credits of $1,100 thousand (December 31, 2013: $1,098 thousand) of which $20 thousand is expiring in 2017, $194 thousand is expiring in 2018, $170 thousand is expiring in 2019, $145 thousand is expiring in 2020, $154 thousand is expiring in 2021, $193 thousand is expiring in 2022 and $129 thousand is expiring in 2023 and $95 thousand is expiring in 2024. We also had un-deducted research and development expenses of $4,805 thousand (December 31, 2013: $4,354 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
	September	September	Increase/	Increase/
In U.S.$ thousands	30, 2015	30, 2014	(Decrease)	(Decrease)
Operating Activities	$494	$(1,679)	$2,173	129%
Financing Activities	450	1,619	(1,169)	(72%	)
Investing Activities	(2,646)	(274)	(2,372)	(867%	)
Cash and cash equivalents - end of period	2,264	4,376	(2,112)	(48%	)

Statement of cash flows

Net cash provided by operating activities was $494 thousand for the nine months ended September 30, 2015, compared to ($1,679) thousand for the nine months ended September 30, 2014. In the nine months of 2015, net cash used by operating activities consisted of a net income of $1,024 thousand (2014: ($1,490) thousand) and a decrease in non-cash operating elements of working capital of ($683) thousand compared with a decrease of ($322) thousand in the first nine months of 2014.

The net cash provided by financing activities was $450 thousand in the first nine months of 2015, compared to $1,619 thousand provided in the same period of the previous year. The net cash provided in the first nine months of 2015 derives from the first tranche of a term loan in the amount of CAD$500 thousand negotiated with BMO Bank othe Lender, whereas the net cash provided in the first six months of 2014 resulted from the exercise of warrants.

Net cash used in investing activities amounted to ($2,646) thousand in the nine months ended September 30, 2015 compared to ($274) thousand in the same period of 2014. The net cash used in investing activities in the first nine months of 2015 relates exclusively to the purchase of fixed assets and comprised $604 thousand for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $1,957 thousand for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec.

The balance of cash and cash equivalents as at September 30, 2015 amounted to $2,264 thousand, compared to $4,376 thousand at September 30, 2014.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: November 3, 2015	By:	/s/ Horst G. Zerbe

Horst G. Zerbe
President, C.E.O. and
Director

Date: November 3, 2015	By:	/s/ Andre Godin
Andre Godin
Principal Accounting Officer