Form 10-K
period 2015-12-31
IntelGenx Technologies Corp.
filed 2016-03-30
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 000-31187

IntelGenx Technologies Corp.
(Exact name of registrant as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6420 Abrams, Ville Saint-Laurent, Quebec	H4S 1Y2
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]     No [X]

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $35,540,543 based on the closing price of the registrant’s common shares of U.S. $0.56, as reported on the OTCQX on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2016
Common Stock, $.00001 par value	63,615,256 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CAD$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2015 closing rate reported by the Bank of Canada, being U.S. $1.00 = CAD$1.3841.

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

We have also undertaken a strategy under which we will work with pharmaceutical companies in order to develop new dosage forms for pharmaceutical products for which patent protection is nearing expiration. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination. The 505(b)(2) pathway is also the regulatory approach to be followed if an applicant intends to file an application for a product containing a drug that is already approved by the FDA for a certain indication and for which the applicant is seeking approval for a new indication or for a new use, the approval of which is required to be supported by new clinical trials, other than bioavailability studies. We have implemented a strategy under which we actively look for such so-called “repurposing opportunities” and determine whether our proprietary VersaFilm™ technology adds value to the product. We currently have two such drug repurposing projects in our development pipeline.

We continue to develop the existing products in our pipeline and may also perform research and development on other potential products as opportunities arise.

We are in the process of establishing a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products as we believe that this:

1)	represents a profitable business opportunity,
2)	will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know- how and intellectual property, and
3)	allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) VersaFilm™, an Oral Film technology, (2) VersaTab™, a Multilayer Tablet technology, and (3) AdVersa™, a Mucoadhesive Tablet technology.

VersaFilm™ is a drug delivery platform technology that enables the development of oral thin films, improving product performance:

•	Rapid disintegration without the need for water
•	Quicker buccal or sublingual absorption
•	Potential for faster onset of action and increased bioavailability
•	Potential for reduced adverse effects by bypassing first-pass metabolism
•

Easy administration for patients who have problems in swallowing: pediatric, geriatric, fear choking and/or suffering from nausea (e.g., nausea resulting from chemotherapy, radiotherapy or any surgical treatment)

•	Pleasant taste
•	Small and thin size, making it convenient for consumers

The VersaFilm™ technology consists of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia (USP) components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm™ technology is designed to provide a rapid response compared to existing conventional tablets. The VersaFilm™ technology is intended for indications requiring rapid onset of action, such as migraine, opioid dependence, chronic pain, motion sickness, erectile dysfunction, and nausea.

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

The Mucoadhesive Tablet is a drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect, whereby the liver metabolizes the active ingredient and greatly reduces the level of drug reaching the systemic circulation, (ii) it leads to a higher absorption rate in the oral cavity as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. The Mucoadhesive Tablet technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” products are essentially copies of products that have already received FDA approval). Of the thirteen projects currently in our product portfolio, two utilize our VersaTab™ technology, ten utilize our VersaFilm™ technology, and one utilizes our AdVersa™ technology.

INT0001/2004: This is the most advanced generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. The project is currently on hold.

INT0004/2006: We developed a new, higher strength of the antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL®, and, in November 2011, the FDA approved the drug for patients with Major Depressive Disorder. In February 2012, we entered into an agreement with Edgemont Pharmaceuticals LLC (“Edgemont”) for commercialization of the product in the United States. Under the terms of the agreement, Edgemont obtained certain exclusive rights to market and sell the product in the U.S. In exchange we received a $1.0 million upfront payment, received launch related milestones totaling up to $4.0 million, and are eligible for additional milestones of up to a further $23.5 million upon achieving certain sales and exclusivity targets. We also receive tiered double-digit royalties on the net sales of the product. The agreement has no expiry date but may be terminated in the event of, without limitation (i) failure by either us or Edgemont to perform our respective obligations under the agreement; (ii) if either party files a petition for bankruptcy or insolvency or otherwise winds up, liquidates or dissolves its business, or (iii) otherwise by mutual consent of the parties. The agreement also contains customary confidentiality, indemnification and intellectual property protection provisions.

The product was launched in the U.S. in October 2012 under the brand name Forfivo XL®. As of December 31, 2015 we have received an upfront payment of $1 million and a $1 million milestone payment related to the launch. The commercialization of Forfivo XL® triggered a launch-related milestone payment of $3 million from IntelGenx’ licensing partner Edgemont due to Edgemont reaching in July 2015, $7 million of cumulative net trade sales of Forfivo XL® over the preceding 12 months. From that $3 million milestone payment, $1 million was received in Q3 2015. Of the remaining balance of $2 million, $1 million was received in Q4 2015 and $1 million was received in Q1 2016. We commenced receiving royalty payments in the first quarter of 2013. We recorded $433 thousand for the cost of royalty and license revenue in the twelve-month period ended December 31, 2015 compared with $61 in the same period of 2014.

The level of sales achieved for Forfivo XL® continues to improve significantly. According to Edgemont Pharmaceuticals, net sales of Forfivo XL® totaled $3 million in the fourth quarter ending December 31, 2015 compared to $2.4 million in the third quarter ending September 30, 2015, representing an increase of 24% according to the actual Edgemont Pharmaceutical sales report. For the past twelve months, net sales of Forfivo XL® totaled $9.3 million ($17.4 million gross), an increase of 102% compared to the comparative period of 2014 with net sales of $4.6 million ($7.7 million gross). Management expects the sales trend to continue in fiscal 2016.

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

INT0007/2006: We are developing an oral film product based on our VersaFilm™ technology containing the active ingredient Tadalafil. The product is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the second quarter of 2015 confirmed that the product is bioequivalent with the brand product, Cialis®. We are currently manufacturing submission batches that are intended to support a 505(b)(2) NDA submission later this year.

INT0008/2007: In March 2013 we submitted a 505(b)(2) new drug application (“NDA”) to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product marketed by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with a co-development and commercialization agreement with RedHill Biopharma Ltd. (“RedHill”). The product uses our proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

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

In March 2014 we submitted our response to the FDA's CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the active pharmaceutical ingredient (“API”) of the product has been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA at this time. We continue to work together with RedHill, our development partner, on a variety of options to ensure continued supply of the raw material. We plan to file a re-submission of the NDA in Q4, 2016 and expect to receive a new PDUFA date later in Q4, 2016. The PDUFA date for FDA approval is expected to be set by Q2 2017.

In October 2014 we announced the submission of a Marketing Authorization Application (“MAA”) to the German Federal Institute for Drugs and Medical Devices (“BfArM”) seeking European marketing approval of our oral thin film formulation of Rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S. The MAA was submitted under the European Decentralized Procedure (DCP) with Germany as the reference member state. The submission is supported by several studies, including a comparative bioavailability study which successfully established the bioequivalence between RIZAPORT® and the European reference drug. BfArM validated the MAA and initiated the formal review process of the application on November 25, 2014. BfArM granted national marketing approval on November 9, 2015 for RIZAPORT® under the DCP.

INT0010/2006: We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal muco-adhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. A clinical biostudy undertaken in 2009 on the muco-adhesive tablet developed by us and based on our proprietary AdVersa™ technology indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to U.S. Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project.

INT0027/2011: In accordance with a co-development and commercialization agreement with Par Pharmaceutical Companies, Inc. (“Par”), we developed an oral film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence. A bioequivalent film formulation was developed, scaled-up, and pivotal batches manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

In August 2013 we were notified that, in response to filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we do not expect any unanticipated impact on our already planned development schedule.

INT0036/2013: Loxapine is for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder. Loxapine oral film will utilize the company's proprietary VersaFilm™ technology, allowing for an improved product to offer patients significant therapeutic benefits compared to existing medications. A fast acting loxapine oral film dosage form that can be used to effectively treat acute agitation associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients while reducing the risk of pulmonary problems is needed as it could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation. Our first clinical study on this product, completed in Q4 2014, suggested improved bioavailability compared to the currently approved tablet. A second pilot clinical study confirming the improved bioavailability compared to the current tablet was completed late 2015. Further formulation optimization work is ongoing.

INT0037/2013: A product based on one of our proprietary technologies has been developed and we are currently preparing submission batches in support of a marketing application to the FDA. The product was being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for these products. As such, the product was returned to the Company with full rights and no requirement for any compensation for work paid by Par. We continue to work closely with Par on the opioid dependence product and are pleased the relationship is on excellent terms. IntelGenx is now actively looking for a commercialization partner to conclude an agreement with to finalize the development of this product. Scale-up activities for the product commenced in 2015.

INT0039/2013: A product based on one of our proprietary technologies is currently in the early development stage. The product was being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for this product. As such, the product was returned to the Company with full rights and no requirement for any compensation for work paid by Par. We continue to work closely with Par on the opioid dependence product and are pleased the relationship is on excellent terms. IntelGenx is now actively looking for a commercialization partner to conclude an agreement with to finalize the development of this product.

INT0040/2014: An oral film product based on our proprietary edible film technology is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

INT0041/2015: An oral film product based on our proprietary edible film technology is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

INT0042/2015: An oral film product based on our proprietary edible film technology is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

INT0043/2015: An oral film product based on our proprietary edible film technology is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

The current development status of each of our products as of the date of this report is summarized in the following table:

Product	Indication	Status of Development
INT0004/2006	Antidepressant	FDA-approved November 2011. Commercially launched in USA as Forfivo XL® in October 2012.
INT0007/2006	Erectile dysfunction	Scale-up preparation ongoing
INT0008/2007	Migraine	NDA filed with FDA in March 2013. Currently working to resolve API supply issues. BfArM granted national marketing approval in November 2015.
INT0010/2006	Cancer pain	Formulation development ongoing
INT0027/2011	Opioid dependence	ANDA submitted to FDA in July 2013. Awaiting FDA decision / approval.
INT0036/2012	Schizophrenia	Formulation development ongoing
INT0037/2013	Undisclosed	Product developed. Preparing manufacture of submission batches.
INT0039/2013	Undisclosed	Formulation development ongoing
INT0040/2013	Undisclosed	Formulation development ongoing
INT0041/2015	Undisclosed	Formulation development ongoing
INT0042/2015	Undisclosed	Formulation development ongoing
INT0043/2015	Undisclosed	Formulation development ongoing

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing market leading pharmaceutical products, (2) developing generic drugs where high technology barriers to entry exist in reproducing branded films, (3) development of new drug delivery technologies, (4) repurposing existing drugs for new indications, and (5) manufacturing our VersaFilm™ products for commercial sale.

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

Repurposing Existing Drugs

We are working on the repurposing of already approved drugs for new indications using our VersaFilm™ film technology. This program represents a viable growth strategy for us as it will allow for reduced development costs, improved success rates and shorter approval times. We believe that through our repurposing program we will be able minimize the risk of developmental failure and create value for us and potential partners.

VersaFilm™ Manufacturing

We are in the process of establishing a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products. Construction of the manufacturing and laboratories are now completed and equipment is being prepared to begin manufacturing in 2017. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

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

Manufacturing Partnership

We currently manufacture products only for testing purposes in our own laboratories, and we do not manufacture products for pivotal clinical trials or for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we have completed the construction of our new state-of-the-art facility and are in the process of preparing the equipment and finalizing plans to commercially manufacture our VersaFilm™ drug delivery technology. VersaFilm™ is our proprietary immediate release polymeric film technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. VersaFilm™ provides a patent-protected method of reformulating approved pharmaceuticals in a more convenient and discrete oral dosage form. We completed construction of our manufacturing facility and expect it to be fully operational in 2017.

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

We have obtained seven (8) patents and have an additional three (5) pending patent applications, as described below. The patents expire 20 years after submission of the initial application.

Date submitted / issued /
Patent No.	Title	Subject	expiration

US 6,231,957	Rapidly disintegrating	The composition,
	flavor wafer for flavor	manufacturing, and use of	Issued May 15, 2001
	enrichment	rapidly disintegrating flavored
		films for releasing flavors to	Expires May 6, 2019
certain substrates

US 6,660,292	Rapidly disintegrating	Composition and manufacturing
	film for precooked foods	of flavored films for releasing	Issued December 9, 2003
		flavors to precooked food	Expires June 19, 2021
substrates

US 7,132,113	Flavored film	Composition and manufacturing	Issued November 7, 2006
		method of multi-layered films	Expires April 16, 2022

US 8,691,272	Multilayer tablet	Formulation of multilayered	Issued April 8, 2014
		tablets	Expires January 28, 2033

US 8,703,191	Controlled release	Formulation of tablets	Issued April 22, 2014
	pharmaceutical tablets	containing bupropion and
		mecamylamine	Expires January 10, 2032

US 7,674,479	Sustained-release	Formulation and method of	Issued March 9, 2010
	bupropion and bupropion	making tablets containing
	/ mecamylamine tablets	bupropion and mecamylamine	Expires July 25, 2027

US 8,735,374	Oral mucoadhesive	Direct compression formulation	Issued May 27, 2014
	dosage form	for buccal and sublingual
		dosage forms	Expires April 15, 2032

US 9,301,948	Instantly wettable oral	Formulation of oral films
	film dosage form	containing active	Issued April 05, 2016
	without surfactant or	pharmaceutical ingredients	Expires July 30, 2033
polyalcohol

US Appl. 13/079,348	Solid oral dosage forms	Formulation of oral films
	comprising tadalafil	containing tadalafil	Filed April 04, 2011

US Appl. 12/963,132	Oral film dosage forms	Optimization of film strip
	and methods for making	technology	Filed December 8, 2010
same

US Appl. 14/630,699	Film dosage forms	Film containing amorphous agent
	containing amorphous		Filed February 25, 2015
active agents

US Appl. 14/554,332	Film dosage forms with	Film containing mucoadhesive
	extended release	particle	Filed November 26, 2014
mucoadhesive particles

US Appl. 13/748,241	Oral film dosage forms	Optimization of film strip
	and methods for making	technology	Filed January 23, 2013
same

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2015 decreased by $42 thousand to $1,033 thousand, compared with $1,075 thousand for the year ended December 31, 2014. The decrease in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development facility located in Ville Saint Laurent, Quebec.

Employees

As of the date of this filing, we have 21 full-time and no part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS.

Our business faces many risks. Any of the risks discussed below, or elsewhere in this report or in our other filings with the Securities and Exchange Commission (“SEC”), could have a material impact on our business, financial condition, or results of operations.

Risks Related to Our Business

While we had positive earnings in the fiscal year ended December 31, 2015, we have a history of losses and our revenues may not be sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. While we had positive earnings in the fiscal year ended December 31, 2015, our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $16,557 thousand since our inception in 2003 through December 31, 2015. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011 were $5.1 million, $1.7 million, $948 thousand, $1,198 thousand and $440 thousand respectively. Our revenues in 2015 consisted primarily of royalty income and the amortization of deferred revenue related to the commercialization of Forfivo XL®, our first FDA-approved product, which was commercialized in October 2012, and milestone payments related to the development of our VersaFilm™ products. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

The third-party manufacturers that we depend on to manufacture our products are required to adhere to FDA regulations regarding current Good Manufacturing Practices (cGMP), which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. Failure by our third-party manufacturers to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to obtain products on a timely basis.

We are in the process of establishing our own manufacturing facility for the future manufacture of VersaFilm™ products, which requires considerable financial investment and, if we are unsuccessful, could have a material adverse effect on our business, financial condition or results of operations.

We currently manufacture products only for testing purposes in our own laboratories and we do not manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products we are in the process of investing $6 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. Approximately 75% of these funds were spent during the fiscal year ended December 31 2015 and accordingly the manufacturing facility is approximately 75% completed. The remaining approximately 25% will be spent in 2016. We anticipate the manufacturing facility to be qualified and ready for regulatory approval by Q1 2017.

We have limited expertise in establishing a manufacturing facility and although we have contracted with architects, engineers and construction contractors specialized in the planning and construction of pharmaceutical facilities, there can be no guarantee that the project can be completed within the time or budget allocated. In addition, we may be unable to attract suitably qualified personnel for our manufacturing facility at acceptable terms and conditions of employment.

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

If our manufacturing facility suffers any type of prolonged interruption, whether caused by regulator action, equipment failure, critical facility services, fire, natural disaster or any other event that causes the cessation of manufacturing activities, we would be exposed to long-term loss of sales and profits. There are no facilities capable of contract manufacturing our VersaFilm™ products at short notice. If we suffer an interruption to our manufacturing of VersaFilm™ products, we may have to find a contract manufacturer capable of supplying our needs, although this would require completing a Manufacturing Site Change process, which takes considerable time and is costly. Replacement of our manufacturing capabilities will have a material adverse effect on our business and financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Until September 30, 2015, we occupied 3,500 square feet of leased space at a rate of CAD$8.88/square foot in an industrial zone at 6425 Abrams, St.-Laurent, Quebec, Canada under a five year renewable lease agreement signed in 2004. We expanded our laboratory and office space at this facility to its maximum during the second quarter of 2006. We extended the term of the lease agreement to, most recently, the day immediately preceding the fulfillment of certain conditions relating to the occupation of new leased premises at 6420 Abrams. Commencing in October of 2015, we began occupation of approximately 17,000 square feet of leased space at a base rent of approximately CAD$110 thousand annually for the first two years of a ten year and 6 months renewable lease agreement. The base rent increases at CAD$0.25 per square foot every two years. We plan to utilize approximately 9,500 square feet of the new facility to establish manufacturing capabilities for our VersaFilm™ thin film products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

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

In August 2013 we learned that, in response to the July 2013 filing of an ANDA by Par, for our generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we were expecting Reckitt Benckiser and Monosol to launch suit, and the litigation timeline has been incorporated in our overall launch timeline.

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

	OTCQX/OTCBB		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CAD$)	(CAD$)
2015
Fourth Quarter	$0.58	$0.46	$0.76	$0.59
Third Quarter	$0.60	$0.40	$0.81	$0.66
Second Quarter	$0.73	$0.56	$0.98	$0.63
First Quarter	$0.90	$0.52	$1.10	$0.61

2014
Fourth Quarter	$0.69	$0.36	$0.75	$0.39
Third Quarter	$0.75	$0.46	$0.80	$0.50
Second Quarter	$1.06	$0.68	$1.12	$0.73
First Quarter	$1.05	$0.54	$1.16	$0.57

Number of Shareholders

On March 25, 2016 there were approximately 46 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2015, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2015, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities	Weighted-	Number of securities
	to be issued upon	Average	remaining available
	exercise of	Exercise Price of	for future issuance
	warrants and rights	options,	compensation plans
		warrants and rights	(excluding securities
reflected in the first
column)
Equity Compensation Plans Approved by Security Holders	2,942,571(1)	$0.56	2,087,721(2)

Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	2,942,571	$0.56	2,087,721

(1)	Includes shares of our common stock issuable pursuant to options granted under the 2006 Stock Option Plan.
(2)	Represents the maximum number of shares of our common stock available for grants under the 2006 Stock Option Plan as of December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of the financial statements that enables investors to better understand our business, to enhance our overall financial disclosure, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx”, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp. This information should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes thereto.

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

We have also undertaken a strategy under which we will work with pharmaceutical companies in order to develop new dosage forms for pharmaceutical products for which patent protection is nearing expiration. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination. The 505(b)(2) pathway is also the regulatory approach to be followed if an applicant intends to file an application for a product containing a drug that is already approved by the FDA for a certain indication and for which the applicant is seeking approval for a new indication or for a new use, the approval of which is required to be supported by new clinical trials, other than bioavailability studies. We have implemented a strategy under which we actively look for such so-called “repurposing opportunities” and determine whether our proprietary VersaFilm™ technology adds value to the product. We currently have two such drug repurposing projects in our development pipeline.

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

As previously announced, we plan to finance the project from cash in hand and a government-backed bank financing of up to CAD$3.5 million with BMO Bank of Montreal (“BMO”) as well as a CAD$1 million loan from Investissement Québec (“IQ”).

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and increase our research and development activities.

Key developments

Anti-depressant tablet, Forfivo XL®

Forfivo XL®, our first FDA approved product, was launched in October 2012 and is being marketed in the United States under the terms of a license agreement between us and Edgemont Pharmaceuticals. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL® is bupropion, the same active ingredient used in the well-known antidepressant product Wellbutrin XL®. Prior to the launch of Forfivo XL®, most patients in the US requiring a 450mg dose of bupropion had been taking multiple tablets to achieve their 450mg dose requirement. With Forfivo XL® now available in the U.S., these patients can simplify their dosing regimen to a single Forfivo XL® tablet, once-daily.

The commercialization of Forfivo XL® triggered a performance-related milestone payment of $3 million from IntelGenx’ licensing partner Edgemont triggered by Edgemont reaching in July 2015, $7 million of cumulative net trade sales of Forfivo XL® over the preceding 12 months. From that $3 million milestone payment, $1 million was received in Q3 2015. From the $2 million remaining balance, $1 million was received in Q4 2015 and $1 million will be received in Q1 2016.

The level of sales achieved for Forfivo XL® continues to improve significantly. According to Edgemont Pharmaceuticals, net sales of Forfivo XL® totaled $3 million in the fourth quarter ending December 31, 2015 compared to $2.4 million in the third quarter ending September 30, 2015, representing an increase of 24% according to the official Edgemont Pharmaceutical sales report. For the past twelve months, net sales of Forfivo XL® totaled $9.3 million ($17.4 million gross), an increase in net sales of 102% compared to the comparative period of 2014. Management expects the sales trend to continue in fiscal 2016.

We expect sales of Forfivo XL® to continue this growth trend for the foreseeable future given that the settlement of the Paragraph IV litigation with Wockhardt Bio AG in November 2014 should prevent the entry of generic competition into the marketplace until early 2018.

Additional potential milestones of up to a further $23.5 million are due upon achieving certain sales and exclusivity targets. We also receive tiered, double-digit, royalties on net sales of Forfivo XL®.

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

In March 2014 we submitted our response to the FDA's CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the API of the product had been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA at this time. We continue to work together with RedHill, our development partner, on a variety of options to ensure continued supply of the raw material. We plan to file a re-submission of the NDA in Q4, 2016 and expect to receive a new PDUFA date later in Q4, 2016. The PDUFA date for FDA approval is expected to be set by Q2 2017.

In October 2014 we announced the submission of a Marketing Authorization Application (“MAA”) to the German Federal Institute for Drugs and Medical Devices (“BfArM”) seeking European marketing approval of our oral thin film formulation of Rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S. The MAA was submitted under the European Decentralized Procedure (DCP) with Germany as the reference member state. The submission is supported by several studies, including a comparative bioavailability study which successfully established the bioequivalence between RIZAPORT® and the European reference drug. BfArM validated the MAA and initiated the formal review process of the application on November 25, 2014. BfArM granted national marketing approval on November 9, 2015 for RIZAPORT® under the DCP.

Opioid dependence VersaFilm™

In accordance with a co-development and commercialization agreement with Par Pharmaceutical Companies, Inc., we developed an oral controlled-release film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for maintenance treatment of opioid dependence. A bioequivalent film formulation was developed, scaled-up, and pivotal batches manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

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

Two (undisclosed) projects

In January 2014 we announced the signing of another development and commercialization agreement with Par Pharmaceutical, Inc. (“Par”) for two new undisclosed products.

On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for these products. As such, the products have been returned back to the Company with 100% ownership and do not require any compensation for work paid by Par. We continue to work closely with Par on the opioid dependence product and are pleased the relationship is on excellent terms as we look to other possibilities to partner in the future.

IntelGenx is now actively looking for partners to conclude agreements with to continue commercialization of these two products.

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

According to a Datamonitor Healthcare schizophrenia forecast published July 13, 2012, sales of schizophrenia drugs across the seven major markets (the U.S., Japan, France, Germany, Italy, Spain, and the UK) were estimated at $5.2 billion in 2012 and by 2021, the market is forecast to grow to $6.9 billion at a compound annual growth rate (“CAGR”) of 3.3% . The introduction of additional atypical antipsychotic depot injections, price increases in the US, and the use of pipeline drugs targeted against negative and cognitive symptoms alongside current antipsychotic treatments, are some of the catalysts for this growth. US sales were approximately $3.7 billion in 2012 and are forecast to grow at a CAGR of 4.7% until 2021.

In February 2016, the Company announced it had submitted a patent application with the U.S. patent office for an oral film dosage form containing Loxapine for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder.

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

Corporate

New Manufacturing Facility with increased R&D and Administration space

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6 month term which commenced on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CAD$110 thousand (approximately $83 thousand) per year, which will increase at a rate of CAD$0.25 ($0.19) per square foot /per year, every two years. We plan to use the newly leased space to manufacture our oral film VersaFilm™ products, to enlarge our research and development capabilities, and for administration purposes.

We also finalised negotiations on April 29, 2015 for an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CAD$2.9 million (approximately $2.5 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the construction and renovation of facilities for the pharmaceutical industry, and has completed projects for various major pharmaceutical companies. We funded this project from cash on hand as well as a CAD$1 million loan from IQ. Construction was completed in Q1, 2016.

As of December 31, 2015, we had received CAD$1.644 million in cash as part of a credit facility of up to CAD$3.5 million (approximately $3.0 million) negotiated with BMO. The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency. Management expects disbursement of the remaining balance to be disbursed in the first half of 2016. The credit facility may be drawn down in multiple disbursements over 12 months and, after a 6 month moratorium on the capital, has a repayment term of up to 60 months. The financial covenants of the credit facility require us to maintain a Minimum Debt Service Coverage ratio of 1.25:1, and a Maximum Total Debt to Tangible Net Worth ratio of 2.5:1. Based upon Management’s business forecasts and projections, Management believes that we will be able to fully comply with these financial covenants. As part of securing the credit facility, we will maintain our operating bank account with BMO and we will conduct all future banking transactions related to our business operations through BMO. We intend to use the funds for the purchase and installation of new equipment for our new, state-of the-art, manufacturing facility.

On March 16, 2015 we placed an order for two packaging machines to be manufactured by Harro Höfliger Verpackungsmaschinen GmbH (“Harro Höfliger”) and installed in our new, state-of the-art, manufacturing facility. Harro Hofliger is widely recognized as a technological leader in the supply of production and packaging equipment, primarily to the pharmaceutical and medical device industries, and is noted for providing innovative, custom equipment to meet the needs of customers. Our purchase order consists of one commercial grade packaging machine for the commercial packaging of our VersaFilm™ products, and one smaller machine for our R&D laboratories to be used for clinical trials, submission batches and manufacturing scale up. The purchase order, in the aggregate amount of approximately €1.5 million (approximately $1.6 million), required a payment of a 20% deposit with a further 70% to be paid upon delivery of each machine and the balance of 10% to be paid upon satisfactory completion of a Site Acceptance Test of each machine. The laboratory packaging machine was delivered in Q4, 2015 and the commercial packaging machine is expected to be delivered in Q2, 2016. We intend to finance the acquisition of these two machines with the credit facility negotiated with BMO, as discussed above.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2015 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $726 due to the fluctuations in the rates used to prepare our financial statements, $492 of which negatively impacted our comprehensive income for the fiscal year ended December 31, 2015. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive Income (Loss) to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is a non-US GAAP financial measure. A reconciliation of the Adjusted EBITDA is presented in the table below. The Company uses adjusted financial measures to assess its operating performance. Securities regulations require that companies caution readers that earnings and other measures adjusted to a basis other than US-GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. The Company uses Adjusted EBITDA to measure its performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because the Company believes it provides meaningful information on the Company’s financial condition and operating results.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$ thousands	2015	2014	2015	2014
	$	$	$	$
Comprehensive income (Loss)	233	(339)	799	(2,155)
Add (deduct):
Depreciation and amortization	123	23	171	74
Finance costs	22	-	123	-
Finance income	(8)	(11)	(28)	(34)
Share-based compensation	25	19	130	101
Foreign currency translation adjustment	34	83	492	409

Adjusted EBITDA	429	(225)	1,687	(1,605)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $654 for the three-month period ended December 31, 2015 to $429 compared to negative ($225) for the three-month period ended December 31, 2014. Adjusted EBITDA increased by $3,292 for the twelve-month period ended December 31, 2015 to $1,687 compared to negative ($1,605) for the twelve-month period ended December 31, 2014. The increase in Adjusted EBITDA of $654 for the three–month period ended December 31, 2015 is mainly attributable to an increase in comprehensive income of $572 as well as an increase in Depreciation and amortization of $100 partially offset by a decrease of the foreign currency translation adjustment of $49. The increase in Adjusted EBITDA of $3,292 for the twelve-month period ended December 31, 2015 is mainly attributable to an increase in comprehensive income of $2,954 as well as an increase in depreciation and amortization of $97, an increase in finance costs of $123 and finally, an increase of the foreign currency translation adjustment of $83.

Results of operations for the three month and twelve month periods ended December 31, 2015 compared with the three month and twelve month periods ended December 31, 2014.

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,

In U.S.$ thousands	2015	2014	2015	2014
Revenue	$1,502	$825	$5,095	$1,659

Cost of Royalty and License Revenue	141	61	433	61

Research and Development Expenses	390	303	1,033	1,075

Selling, General and Administrative Expenses	567	705	2,072	2,229

Depreciation of tangible assets	106	10	125	35

Amortization of intangible assets	17	13	46	39

Operating Income (Loss)	281	(267)	1,386	(1,780)

Net Income (Loss)	267	(256)	1,291	(1,746)

Comprehensive Income (Loss)	233	(339)	799	(2,155)

Revenue

Total revenues for the three-month period ended December 31, 2015 amounted to $1,502, representing an increase of $677 or 82% compared to $825 for the three-month period ended December 31, 2014. Total revenues for the twelve-month period ended December 31, 2015 amounted to $5,095 representing an increase of $3,436 or 207% compared to $1,659 for the twelve-month period ended December 31, 2014. The increases for the three-month and twelve-month periods ended December 31, 2015 compared to the last year’s corresponding periods are mainly attributable to the attainment of milestones, totaling $2,667 from IntelGenx’ licensing partner Edgemont triggered by Edgemont reaching in July 2015, $7,000 of cumulative net trade sales of Forfivo XL® over the preceding 12 months. From the $2,667 milestones, $1,000 was received in the third quarter. From the remaining balance, $1,000 was received in Q4 2015 and $1,000 will be received in Q1 2016, with revenue to be recognized in Q1 2016 of $333. Nevertheless, 3/6 of the $2,000 was recognized as revenue in the fourth quarter and 5/6 of the $2,000 was recognized as revenue in the twelve-month period ended December 31, 2015.

The level of sales achieved for Forfivo XL® continues to improve significantly. According to the official Edgemont Pharmaceuticals sales report, net sales of Forfivo XL® totaled $3,000 in the fourth quarter ending December 31, 2015 compared to $2,400 in the third quarter ending September 30, 2015, representing an increase of 24%. For the past twelve months, net sales of Forfivo XL® totaled $9,300 ($17,400 gross), an increase in net sales of 102% compared to the comparative period of 2014. Management expects the sales trend to continue in fiscal 2016.

We expect sales of Forfivo XL® to continue this growth trend for the foreseeable future given that the settlement of the Paragraph IV litigation with Wockhardt Bio AG in November 2014 should prevent the entry of generic competition into the marketplace until early 2018.

Cost of royalty and license revenue

We recorded $141 for the cost of royalty and license revenue in the three-month period ended December 31, 2015 compared with $61 in the same period of 2014. We recorded $433 for the cost of royalty and license revenue in the twelve-month period ended December 31, 2015 compared with $61 in the same period of 2014. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended December 31, 2015 amounted to $390, representing an increase of $87 or 29%, compared to $303 for the three-month period ended December 31, 2014. R&D expenses for the twelve-month period ended December 31, 2015 amounted to $1,033, representing a decrease of $42 or 4%, compared to $1,075 recorded in the same period of 2014.

The increase in R&D expenses for the three-month period ended December 31, 2015 is mainly attributable to an increase in patent costs of $155 partially offset by a decrease in manufacturing batch/scale-up of $88. The decrease in R&D expenses for the twelvemonth period ended December 31, 2015 is mainly attributable to a decrease in manufacturing batch/scale-up of $216 and a decrease in clinical study of $152 partially offset by an increase in patent costs of $210 and an increase in laboratory supplies of $135.

In the twelve-month period ended December 31, 2015 we recorded estimated Research and Development Tax Credits and refunds of $105, compared with $94 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended December 31, 2015 amounted to $567, representing a decrease of $137 or 19%, compared to $704 for the three-month period ended December 31, 2014. SG&A expenses for the twelve-month period ended December 31, 2015 amounted to $2,072, representing a decrease of $138 or 20%, compared to $705 recorded in the same period of 2014.

The decrease in SG&A expenses for the three-month period ended December 31, 2015 is mainly attributable to a decrease in professional fees of $142 partially offset by an increase in manufacturing salaries of $71. The decrease in SG&A expenses for the twelve-month period ended December 31, 2015 is mainly attributable to a decrease in administration salaries $242 partially offset by an increase in manufacturing salaries of $116.

Depreciation of tangible assets

In the three-month period ended December 31, 2015 we recorded an expense of $106 for the depreciation of tangible assets, compared with an expense of $10 thousand for the same period of the previous year. In the twelve-month period ended December 31, 2015 we recorded an expense of $125 for the depreciation of tangible assets, compared with an expense of $35 for the same period of the previous year

Amortization of intangible assets

The amortization of intangible assets expense for the three-month period ended December 31, 2015 amounted to $17, compared to $13 in the same period of last year. The amortization of intangible assets expense for the twelve-month period ended December 31, 2015 amounted to $46, compared to $39 in the same period of last year. This expense relates to the amortization of NDA acquisition costs in respect of the final progress payment to acquire 100% ownership of Forfivo XL®. Commercialization of Forfivo XL® in October 2012 triggered amortization of the asset over its estimated useful life of 39 months.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2015 amounted to $25 compared to $19 for the three-month period ended December 31, 2014. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2015 amounted to $130 compared to $101 for the twelve-month period ended December 31, 2014.

We expensed approximately $65 in the twelve-month period ended December 31, 2015 for options granted to our employees in 2013, 2014 and 2015 under the 2006 Stock Option Plan, and approximately $65 for options granted to non-employee directors in 2013, 2014 and 2015, compared with $80 and $21 respectively that was expensed in the same period of the previous year.

There remains approximately $158 in stock based compensation to be expensed in fiscal 2016 and 2017, all of which relates to the issuance of options to our employees and directors during 2013 to 2015. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	December	December	Increase/	Increase/
In U.S.$ thousands	31, 2015	31, 2014	(Decrease)	(Decrease)

Current Assets	$4,172	$5,255	$-1,083	-21%

Leasehold improvements and Equipment	4,238	983	3,255	331%

Intangible Assets	-	46	-46	N/A

Security Deposit	506	-	506	N/A

Current Liabilities	1,779	466	1,313	282%

Deferred License Revenue	-	1,245	-1,245	N/A

Long-term debt	1,546	-	1,546	N/A

Capital Stock	1	1	0	0%

Additional Paid-in- Capital	22,846	22,654	192	1%

Current assets

Current assets totaled $4,172 at December 31, 2015 compared with $5,255 at December 31, 2014. The decrease of $1,083 is mainly attributable to a decrease in cash and cash equivalents of approximately $1,534, partially counterbalanced by an increase in accounts receivable of $488.

Cash and cash equivalents

Cash and cash equivalents totaled $2,865 as at December 31, 2015 representing a decrease of $1,534 compared with the balance of $4,399 as at December 31, 2014. The decrease in cash on hand relates to net cash used in investing activities of ($3,380) as well an unrealized foreign exchange loss of $492, partially offset by net cash provided by operating activities of $546 as well as net cash provided by financing activities of $1,792.

The cash provided by financing activities derives from two loans. The first loan is in the amount of $1,210 negotiated with the Lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. Further disbursements will be received in the first half of the 2016 fiscal year. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly installments over 60 months.

An amount of $542 was received from a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Accounts receivable

Accounts receivable totaled $1,140 as at December 31, 2015 representing an increase of $488 compared with the balance of $652 as at December 31, 2014. The main reason for the increase is related to the remaining balance of $1,000 to be received in Q1 2016 from Edgemont’s $2,000 milestone payment.

Prepaid expenses

As at December 31, 2015 prepaid expenses totaled $70 compared with $96 as of December 31, 2014. The decrease in prepaid expenses is attributable to the advance payment in December 2014 of certain expenses that related to services provided for the twelvemonth period ended December 31, 2015.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $97 as at December 31, 2015 compared with $108 as at December 31, 2014. The decrease relates to the accrual estimated and recorded for the twelve-month period ended December 31, 2015.

Leasehold improvements and equipment

As at December 31, 2015, the net book value of leasehold improvements and equipment amounted to $4,238, compared to $983 at December 31, 2014. In the twelve-month period ended December 31, 2015 additions to assets totaled $3,380 and mainly comprised of $530 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $2,220 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, Canada, and $545 for laboratory equipment.

Security deposit

A security deposit in the amount of CAD$300 ($217) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2015. Security deposits in the amount of CAD$400 ($289) for the term loans were also recorded as at December 31, 2015.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,595 as at December 31, 2015 (December 31, 2014 - $466) and is mainly attributable to the outstanding amount due to the construction Company related to our new facility located at 6420 Abrams, St-Laurent, Quebec.

Long-term debt

Long-term debt totaled $1,730 as at December 31, 2015 (December 31, 2014 - Nil). An amount of $1,188 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. Further disbursements will be received in the first half of the 2016 fiscal year. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly installments over 60 months.

An amount of $542 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Shareholders’ equity

As at December 31, 2015 we had accumulated a deficit of $16,557 compared with an accumulated deficit of $17,848 as at December 31, 2014. Total assets amounted to $8,916 and shareholders’ equity totaled $5,564 as at December 31, 2015, compared with total assets and shareholders’ equity of $6,284 and $4,573 respectively, as at December 31, 2014.

Capital stock

As at December 31, 2015 capital stock amounted to $0.636 (December 31, 2014: $0.635) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,846 as at December 31, 2015, as compared to $22,654 at December 31, 2014. Additional paid in capital increased by $62 for options exercised and increased by $130 for stock based compensation attributable to the amortization of stock options granted to employees and directors.

Taxation

As at December 31, 2015, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $6,462 (December 31, 2014: $9,530) and $6,725 (December 31, 2014: $9,683) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2035. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2015, we had non-refundable tax credits of $1,022 (December 31, 2014: $1,100) of which $8 is expiring in 2026, $9 is expiring in 2027, $163 is expiring in 2028, $143 is expiring in 2029, $122 is expiring in 2030, $129 is expiring in 2031, $162 is expiring in 2032, $108 is expiring in 2033, $82 expiring in 2034 and $96 is expiring in 2035. We also had undeducted research and development expenses of $6,315 (December 31, 2014: $4,805) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	December	December	Increase/	Percentage
	31, 2015	31, 2014	(Decrease)	Increase/
				(Decrease)

Operating Activities	$546	$(1,380)	$1,926	140%
Financing Activities	1,792	1,619	173	11%
Investing Activities	(3,380)	(403)	(2,977)	(739%	)
Cash and cash equivalents - end of period	2,865	4,399	(1,534)	(35%	)

Statement of cash flows

Net cash provided by operating activities was $546 for the twelve-month period ended December 31, 2015, compared to ($1,380) for the twelve-month period ended December 31, 2014. For the twelve-month period ended December 31, 2015, net cash used by operating activities consisted of a net income of $1,291 (2014: ($1,746)) and a decrease in non-cash operating elements of working capital of ($1,046) compared with an increase of $191 for the twelve-month period ended December 31, 2014.

The net cash provided by financing activities was $1,792 for the twelve-month period ended December 31, 2015, compared to $1,619 provided in the same period of the previous year. An amount of $1,210 derives from several disbursements of a term loan negotiated with BMO Bank and $542 derives from a loan from IQ, whereas the net cash provided in the twelve-month period ended December 31, 2014 resulted from the exercise of warrants and stock options.

Net cash used in investing activities amounted to ($3,380) for the twelve-month period ended December 31, 2015 compared to ($403) in the same period of 2014. The net cash used in investing activities for the twelve-month period ended December 31, 2015 relates exclusively to the purchase of fixed assets and mainly comprised of $530 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $2,220 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, and $545 for laboratory equipment.

The balance of cash and cash equivalents as at December 31, 2015 amounted to $2,865, compared to $4,399 at December 31, 2014.

Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The Lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CAD$110 thousand (approximately $80 thousand) per year, which will increase at a rate of CAD$0.25 ($0.19) per square foot / month every two years. IntelGenx is using the newly leased space for manufacturing its oral film VersaFilm™ products, enlarging research and development capabilities, and for administration.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $866 thousand, as follows:

(In U.S. $ thousands)
2016	$66
2017	81
2018	83
2019	84
2020	86
Thereafter	466

On March 3, 2015, the Company signed an agreement in the amount of €1,490 thousand with a supplier with respect to the fabrication of customized manufacturing equipment. As at December 31, 2015, an amount of €298 thousand had been paid.

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, Forfivo XL®, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, the Company is required, after recovering an aggregate $200 thousand for management fees previously paid, to pay its former development partner 10% of net income received from the sale of Forfivo XL®. In December 2014 the Company fully recovered said management fees and owed approximately $58 thousand to its former development partner that was remitted in February 2015. During fiscal year 2015 the amount paid was $433.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2015 our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC, as the Company qualifies as a “smaller reporting company”.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2016 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2015 and 2014.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2015 and 2014.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2015 and 2014.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999
3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)
3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1 +	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)
10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.5 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.6	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)

10.7 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.8	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.9	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.10	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)
10.11+	Amended and Restated 2006 Stock Option Plan, (incorporated by reference to the Form 8-K filed on May 9, 2013)
10.12+	Employment Agreement Rajiv Khosla (incorporated by reference to the Form 10-Q filed on May 14, 2013)
10.13	Engagement Letter Wainwright dated October 10, 2013, amended December 3, 2013 (incorporated by reference to the Form S-1/A Registration Statement filed December 16, 2013)
10.14	Amended Form of Securities Purchase Agreement (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.15	Form of Warrant (incorporated by reference to the Form S-1 Registration Statement filed on October 25, 2013)
10.16	Form of Placement Agent Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.17 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.18 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.19+*	Employment Agreement John Durham, January 2015 (incorporated by reference to the Form 10-K filed on March 31, 2015)
10.20+*	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)
10.21+*	Employment Agreement Nadine Paiement, January 2016*
10.22+*	Employment Agreement Robert Bechard, January 2016*
10.23+*	Employment Agreement Dana Matzen, March 2016*
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consents of Richter LLP
31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350*
32.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *
* Filed herewith.
+ Indicates management contract or employee compensation plan.
++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been submitted separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 30, 2016, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/Horst G. Zerbe
Horst G. Zerbe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Andre Godin
Andre Godin
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

By: /s/ Horst G. Zerbe	Chairman of the Board, President and Chief Executive Officer	March 30, 2016
Horst G. Zerbe

By: /s/Andre Godin	Executive Vice President and Chief Financial Officer	March 30, 2016
Andre Godin

By:/s/ Bernard Boudreau	Director	March 30, 2016
J. Bernard Boudreau

By: /s/Ian Troup	Director	March 30, 2016
John (Ian) Troup

By:/s/Bernd Melchers	Director	March 30, 2016
Bernd J. Melchers

By:/s/John Marinucci	Director	March 30, 2016
John Marinucci

By:/s/Clemens Mayr	Director	March 30, 2016
Clemens Mayr

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Richter LLP (Signed)

Montréal, Québec
March 30, 2016

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2015 and 2014
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2015	2014

Assets

Current
Cash and cash equivalents	$2,865	$4,399
Accounts receivable	1,140	652
Prepaid expenses	70	96
Investment tax credits receivable	97	108

Total Current Assets	4,172	5,255

Leasehold Improvements and Equipment, net (note 5)	4,238	983

Intangible Assets (note 6)	-	46

Security Deposits	506	-

Total Assets	$8,916	$6,284

Liabilities

Current

Accounts payable and accrued liabilities	1,595	466
Current portion of long-term debt (note 9)	184	-
Deferred license revenue (note 7)	-	1,245

Total Current Liabilities	1,779	1,711

Deferred lease obligations	27	-

Long-term debt (note 9)	1,546	-

Total Liabilities	3,352	1,711

Commitments (note 10)

Shareholders' Equity

Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 63,615,255 shares issued and outstanding (December 31, 2014; 63,465,255 common shares) (note 11)	1	1

Additional Paid-in-Capital (note 12)	22,846	22,654

Accumulated Deficit	(16,557)	(17,848)

Accumulated Other Comprehensive Loss	(726)	(234)

Total Shareholders’ Equity	5,564	4,573

	$8,916	$6,284

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd Melchers	Director
/s/Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2014
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Income (Loss)	Equity

Balance - December 31, 2013	60,984,267	$1	$20,934	$(16,102)	$175	$5,008

Foreign currency translation adjustment	-	-	-	-	(409)	(409)

Warrants exercised (note 12)	2,480,988	-	1,619	-	-	1,619

Stock-based compensation (note 12)	-	-	101	-	-	101

Net loss for the year	-	-	-	(1,746)	-	(1,746)

Balance – December 31, 2014	63,465,255	$1	$22,654	$(17,848)	$(234)	$4,573

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2015
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2014	63,465,255	$1	$22,654	$(17,848)	$(234)	$4,573

Foreign currency translation adjustment	-	-	-	-	(492)	(492)

Options exercised (note 12)	150,000	-	62	-	-	62

Stock-based compensation (note 12)	-	-	130	-	-	130

Net income for the year	-	-	-	1,291	-	1,291

Balance – December 31, 2015	63,615,255	$1	$22,846	$(16,557)	$(726)	$5,564

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015 and 2014
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2015	2014
Revenues

Royalties	$981	$476
License and other revenue	4,114	1,183
Total Revenues	5,095	1,659

Expenses
Cost of royalty and license revenue	433	61
Research and development expense	1,033	1,075
Selling, general and administrative expense	2,072	2,229
Depreciation of tangible assets	125	35
Amortization of intangible assets	46	39
Total Expenses	3,709	3,439

Operating Income (Loss)	1,386	(1,780)

Interest Income	28	34

Financing and Interest expense	(123)	-
	(95)	34
Income (Loss) Before Income Taxes	1,291	(1,746)

Income taxes (note 13)	-	-

Net Income (Loss)	1,291	(1,746)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	(492)	(409)

Comprehensive Income (Loss)	$799	$(2,155)

Basic:
Weighted Average Number of Shares Outstanding	63,524,023	63,182,224

Basic Earnings (Loss) Per Common Share (note 16)	$0.01	$(0.03)

Diluted:
Weighted Average Number of Shares Outstanding	70,855,146	63,182,224

Diluted Earnings (Loss) Per Common Share (note 16)	$0.01	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2015 and 2014
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2015	2014
Funds Provided (Used) -
Operating Activities
Net Income (Loss)	$1,291	$(1,746)
Amortization and depreciation	171	74
Stock-based compensation	130	101
	1,592	(1,571)
Changes in assets and liabilities
Accounts receivable	(488)	(508)
Prepaid expenses	26	37
Investment tax credits receivable	11	160
Security deposits	(506)	-
Accounts payable and accrued liabilities	1,129	(127)
Deferred revenue	(1,245)	629
Deferred lease obligations	27	-
Net change in assets and liabilities	(1,046)	191
Net cash provided (used) by operating activities	546	(1,380)

Financing Activities
Issuance of term loans	1,752	-
Repayment of term loans	(22)
Proceeds from exercise of warrants and stock options	62	1,619

Net cash provided by financing activities	1,792	1,619

Investing Activities
Additions to leasehold improvements and equipment	(3,380)	(403)
Net cash used in investing activities	(3,380)	(403)
Decrease in Cash and Cash Equivalents	(1,042)	(164)
Effect of Foreign Exchange on Cash and Cash Equivalents	(492)	(442)
Cash and Cash Equivalents
Beginning of Year	4,399	5,005
End of Year	$2,865	$4,399

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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
December 31, 2015 and 2014
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

For the year ended December 31, 2015, the Company recognized royalty revenue earned under a licensing agreement totaling $946 thousand compared to $463 thousand in 2014.

For the year ended December 31, 2015, the Company recognized revenues as a result of sales milestones achieved under a licensing agreement totaling $2,808 thousand (2014: $Nil).

For the year ended December 31, 2015, the Company recognized revenues as a result of sales milestones achieved under a development and commercialization agreement in the amount of $Nil (2014: $552).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible and records recoveries of trade receivables previously written-off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2015 accounts receivable (2014: $Nil).

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2015 totaled $108 thousand (2014: $268 thousand).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

Security Deposits

Security deposits represent a refundable deposit paid to the landlord in accordance with the lease agreement and deposits held as guarantees by the Company’s lenders in accordance with the lending facilities.

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

Deferred Lease Obligations

Rent under operating leases is charged to expense on a straight-line basis over the lease term. Any difference between the rent expense and the rent payable is reflected as deferred lease obligations on the balance sheet.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

Deferred Lease Obligations (Cont’d)

Deferred lease obligations are amortized on a straight-line basis over the term of the related leases. Lease term includes free rent periods as well as the construction period prior to the commencement of the lease.

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
December 31, 2015 and 2014
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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year. Any antidilutive instruments are excluded from the calculation of diluted earnings (loss) per share.

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
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2015.

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

ASU 2015-14, Revenue From Contracts With Customers (Topic 606), Deferral of the Effective Date

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

transaction or event to meet the requirements to be presented as an extraordinary item. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or results of operations.

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

The FASB has issued ASU No. 2014-12 which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or results of operations.

ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which will significantly change practice for all entities. The targeted amendments to existing guidance are expected to include:

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

1.

Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income, unless they qualify for the proposed practicability exception for investments that do not have readily determinable fair values.

2.	Changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option would be recognized in other comprehensive income.

3.

Entities would make the assessment of the realizability of a deferred tax asset (DTA) related to an available- for-sale (AFS) debt security in combination with the entity’s other DTAs. The guidance would eliminate one method that is currently acceptable for assessing the realizability of DTAs related to AFS debt securities. That is, an entity would no longer be able to consider its intent and ability to hold debt securities with unrealized losses until recovery.

4.	Disclosure of the fair value of financial instruments measured at amortized cost would no longer be required for entities that not public business entities.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.

Entities would be able to early adopt a provision that would allow them to recognize the fair value change from own credit in other comprehensive income for financial liabilities measured under the fair value option, and entities that are not public business entities would be able to adopt a provision to eliminate the fair value disclosures for financial instruments not recognized at fair value. Non-public business entities would be able to early adopt the guidance as of the effective date for public business entities. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”)

In November 2015, the FASB issued ASU 2015-17, which require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.

For all other entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.

The Company is currently evaluating the impact of its pending adoption of ASU 2015-17 on its financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

5.	Leasehold improvements and Equipment

			2015	2014
		Accumulated	Net Carrying	Net Carrying
In U.S.$ thousands	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$1,050	$0	$1,050	$520
Laboratory and office equipment	1,193	372	821	241
Computer equipment	64	47	17	15
Leasehold improvements	2,427	77	2,350	207

	$4,734	$496	$4,238	$983

As of December 31, 2015 no depreciation has been recorded on manufacturing equipment as this equipment is not yet in use.

As of December 31, 2015 no depreciation has been recorded on laboratory equipment in the amount of $471 as the equipment is not yet in use.

6.	Intangible Assets

As of December 31, 2015 NDA acquisition costs representing the net book value of the final progress payment related to the acquisition of 100% ownership of Forfivo XL® were fully amortized.

7.	Deferred License Revenue

Deferred license revenue represents upfront payments received for the granting of licenses to the Company’s patents, intellectual property, and proprietary technology, for commercialization. Deferred license revenue is recognized in income over the period where sales of the licensed products will occur.

Pursuant to the execution of a licensing agreement for Forfivo XL®, IntelGenx received an upfront fee from Edgemont Pharmaceuticals (“Edgemont”) in the first quarter of 2012, which IntelGenx recognized as deferred license revenue. The deferred license revenue was amortized in income over a period of 39 months, which was the minimum period where sales of Forfivo XL® are expected to be exclusive.

In the fourth quarter of 2014, Edgemont exercised its right to extend the license for the exclusive marketing of Forfivo XL®. In accordance with the terms for exercising such right, IntelGenx invoiced $1.25 million to Edgemont and recognized the full amount as deferred revenue, which was recognized as revenue from October 2014 through September 2015.

As of December 31, 2015, the entire deferred revenue balance has been recognized as revenue (December 31, 2014 - $1.24 million that had not been recognized as revenue).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

8.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 9) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2015, the Company was in compliance with its financial covenants and has not drawn on its credit facility.

9.	Long-term debt

The components of the Company’s debt are as follows:

	December 31, 2015	December 31, 2014
In U.S.$ thousands	$	$

Term loan facility	1,188	-
Secured loan	542	-
Total debt	1,730	-

Less: current portion	184	-

Total long-term debt	1,546	-

The Company’s term loan facility consists of a total of CAD$3.5 million, consisting of CAD$1.6 million bearing interest at the Bank’s prime lending rate plus 2.50%, and CAD$1.8 million bearing interest at a fixed rate to be determined at drawdown. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 8).

The CAD$1.8 million tranche of the term loan will be disbursed subsequent to meeting certain conditions. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

The secured loan has a principal balance authorized of CAD$1 million of which CAD$0.75 million was disbursed as at December 2015, bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$12,5 thousand from January 2017 to December 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2015, the Company was in compliance with its financial covenants.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

9.	Long-term debt (Cont’d)

Principal repayments due in each of the next five years are as follows:

In U.S.$ thousands
2016	$184
2017	344
2018	344
2019	344
2020	344
Thereafter	170

10.	Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The Lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CAD$110 thousand (approximately $80 thousand) per year, which will increase at a rate of CAD$0.25 ($0.18) per square foot every two years. IntelGenx is using the newly leased space for manufacturing its oral film VersaFilm™ products, enlarging research and development capabilities, and for administration.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $866 thousand, as follows:

In U.S.$ thousands
2016	$66
2017	81
2018	83
2019	84
2020	86
Thereafter	466

On March 3, 2015, the Company signed an agreement in the amount of Euro1,490 thousand with a supplier with respect to the fabrication of customized manufacturing equipment. As at December 31, 2015, an amount of Euro298 thousand had been paid.

On May 7, 2010, the Company executed a Project Transfer Agreement with one of its former development partners whereby the Company acquired full rights to, and ownership of, Forfivo XL®, a novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. In accordance with the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, the Company is required, after recovering an aggregate $200 thousand for management fees previously paid, to pay its former development partner 10% of net income received from the sale of Forfivo XL®. In December 2014 the Company fully recovered said management fees and owed approximately $58 thousand to its former development partner that was remitted in February 2015. During fiscal year 2015 the amount due was $433.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

11.	Capital Stock

	2015	2014
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
63,615,255 (December 31, 2014: 63,465,255) common shares	$636	$635

Stock options

During the year ended December 31, 2015 a total of 150,000 stock options were exercised for 150,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand. No stock options were exercised in the year ended December 31, 2014.

Stock-based compensation of $130 thousand and $101 thousand was recorded during the year ended December 31, 2015 and 2014 respectively. The entire amounts expensed in 2015 and 2014 relate to stock options granted to employees and directors. As at December 31, 2015 the Company has $158 thousand (2014 - $74 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the year ended December 31, 2015. In the year ended December 31, 2014 a total of 2,480,988 warrants were exercised for 2,480,988 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,619 thousand, resulting in an increase in additional paid-in capital of approximately $1,619 thousand.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

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

On December 8, 2014 the Company granted an aggregate of 175,000 options purchase common stock to three non-employee directors, two officers, and two employees. The stock options are exercisable at $0.53 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $36 thousand, using the following assumptions:

Expected volatility	63%
Expected life	3.13 years
Risk-free interest rate	1.10%
Dividend yield	Nil

On April 2, 2015 the Company granted 200,000 options to purchase common stock to four non-employee directors. The stock options are exercisable at $0.62, and vested immediately. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $45 thousand, using the following assumptions:

Expected volatility	66%
Expected life	2.5 years
Risk-free interest rate	0.87%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On April 2, 2015 the Company granted 100,000 options to purchase common stock to an officer. The stock options are exercisable at $0.62 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $24 thousand, using the following assumptions:

Expected volatility	62%
Expected life	3.13 years
Risk-free interest rate	0.87%
Dividend yield	Nil

On July 20, 2015 the Company granted 600,000 options to purchase common stock to an employee.

The stock options are exercisable at $0.58 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $120 thousand, using the following assumptions:

Expected volatility	63%
Expected life	3.13 years
Risk-free interest rate	1.09%
Dividend yield	Nil

On August 13, 2015 the Company granted 75,000 options to purchase common stock to a non-employee director. The stock options are exercisable at $0.58 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $15 thousand, using the following assumptions:

Expected volatility	62%
Expected life	3.13 years
Risk-free interest rate	1.06%
Dividend yield	Nil

On December 14, 2015 the Company granted 150,000 options to purchase common stock to an employee. The stock options are exercisable at $0.48 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $25 thousand, using the following assumptions:

Expected volatility	63%
Expected life	3.13 years
Risk-free interest rate	1.25%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

During the year ended December 31, 2015 a total of 150,000 options were exercised for 150,000 common stock having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand. The intrinsic value of the stock options exercised, as at the dates of exercise, totaled $31 thousand. No stock options were exercised in the year ended December 31, 2014.

Information with respect to employees and directors stock option activity for 2014 and 2015 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2014	1,597,500	0.58

Granted	175,000	0.53
Forfeited	(517,500)	(0.64)
Expired	(125,000)	(0.61)
Exercised	-	-

Outstanding – December 31, 2014	1,130,000	0.54

Granted	1,125,000	0.58
Forfeited	(410,000)	(0.59)
Expired	(25,000)	(0.45)
Exercised	(150,000)	(0.41)

Outstanding – December 31, 2015	1,670,000	0.56

Information with respect to consultant’s stock option activity for 2014 and 2015 is as follows:

		Weighted average
	Number of options	exercise price
		$
Outstanding – January 1, 2014 and 2015	100,000	0.59
Expired	(100,000)	0.59
Outstanding – December 31, 2015	-	-

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2015 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average	Aggregate		average	Aggregate
Exercise	Number of	remaining	exercise	intrinsic	Number of	exercise	intrinsic
prices	options	contractual life	price	value	options	price	value
$		(years)	$	$		$	$

0.48	150,000	0.45	0.04		-	-
0.51	20,000	0.02	0.01		20,000	0.01
0.52	50,000	0.01	0.02		50,000	0.04
0.52	150,000	0.27	0.05		150,000	0.11
0.53	150,000	0.36	0.05		75,000	0.06
0.54	110,000	0.06	0.04		110,000	0.09
0.58	35,000	0.06	0.01		35,000	0.03
0.58	600,000	1.65	0.21		-	-
0.58	75,000	0.21	0.03		-	-
0.60	30,000	0.04	0.01		30,000	0.03
0.62	300,000	0.76	0.11		225,000	0.20
	1,670,000	3.88	0.56	6,200	695,000	0.56	200

Stock-based compensation expense recognized in 2015 with regards to the stock options was $130 thousand (2014: $101 thousand). As of December 31, 2015, total unrecognized compensation expense related to unvested stock options was $158 thousand (2014: $74 thousand), all of which relates to options granted to employees and directors. The amount of $158 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $158 thousand being charged to stock based compensation expense.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

Warrants

No warrants were exercised in the year ended December 31, 2015. In the year ended December 31, 2014 a total of 2,480,988 warrants were exercised for 2,480,988 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,619 thousand, resulting in an increase in additional paid-in capital of approximately $1,619 thousand.

Information with respect to warrant activity for 2014 and 2015 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$
Outstanding – January 1, 2014	11,143,732	0.6079

Exercised	(2,480,988)	(0.6524)
Expired	(1,431,621)	(0.7400)

Outstanding - December 31, 2014	7,231,123	0.5646

Exercised	-	-
Expired	-	-

Outstanding - December 31, 2015	7,231,123	0.5646

13.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

In U.S.$ thousands	2015	2014
Statutory income taxes	$387	$(429)
Net operating losses for which no tax benefits have been recorded	-	238
Net operating losses used for which no tax benefit had been recorded	(484)	-
Excess (deficiency) of depreciation over capital cost allowance	(98)	9
Non-deductible expenses	44	26
Undeducted research and development expenses	178	181
Investment tax credit	(27)	(25)

	$-	$-

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

13.	Income Taxes (Cont’d)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

In U.S.$ thousands	2015	2014
Leasehold improvements and equipment	$117	$9
Net operating losses carryforward	1,770	2,582
Undeducted research and development expenses	1,274	1,355
Non-refundable tax credits carryforward	1,022	1,102

	4,183	5,048
Valuation allowance	(4,183)	(5,048)
	$-	$-

As at December 31, 2015, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance. Although management believes that certain of the net operating losses will be applied against earnings in 2016, management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

There were Canadian and provincial net operating losses of approximately $6,462 thousand (2014: $9,530 thousand) and $6,725 thousand (2014: $9,683 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2035. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2015, the Company had non-refundable tax credits of $1,022 thousand (2014: $1,102 thousand) of which $8 thousand is expiring in 2026, $9 thousand is expiring in 2027, $163 thousand is expiring in 2028, $143 thousand is expiring in 2029, $122 thousand is expiring in 2030, $129 thousand is expiring in 2031, $162 thousand is expiring in 2032 and $108 thousand is expiring in 2033, $82 thousand expiring in 2034 and $96 thousand is expiring in 2035 and undeducted research and development expenses of $6,315 thousand (2014: $4,805 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Expressed in U.S. Funds)

13.	Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2015:

Tax Jurisdictions	Tax Years
Federal - Canada	2012 and onward
Provincial - Quebec	2012and onward
Federal - USA	2012 onward

14.	Statement of Cash Flows Information

In US$ thousands	2015	2014

Additional Cash Flow Information:
Interest paid	$23	$5

15.	Related party transactions

Included in management salaries are $3 thousand (2014: $29 thousand) for options granted to the Chief Executive Officer, $9 thousand (2014: $Nil) for options granted to the Vice President, Operations, and $39 thousand (2014: $43 thousand) for options granted to two Chief Financial Officers under the 2006 Stock Option Plan and $70 thousand (2014: $17 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $250 thousand (2014: $187 thousand) comprising an annual stipend.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

16.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year. Common equivalent shares from stock options and warrants are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.