Form 10-Q
period 2016-03-31
IntelGenx Technologies Corp.
filed 2016-05-10
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________to________

Commission File Number 000-31187

INTELGENX TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0638336
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6420 Abrams, Ville Saint Laurent, Quebec H4S 1Y2, Canada
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
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]  No  [  ]

APPLICABLE TO CORPORATE ISSUERS:

63,615,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 10, 2016.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2016	2015

Assets

Current

Cash and cash equivalents	$2,067	$2,865
Accounts receivable	490	1,140
Prepaid expenses	82	70
Investment tax credits receivable	126	97

Total Current Assets	2,765	4,172

Leasehold Improvements and Equipment, net (note 5)	4,441	4,238

Security Deposit	732	506

Total Assets	$7,938	$8,916

Liabilities

Current

Accounts payable and accrued liabilities	735	1,595
Current portion of long-term debt (note 6)	326	184

Total Current Liabilities	1,061	1,779

Deferred lease obligations	44	27

Long-term debt (note 6)	1,913	1,546

Total Liabilities	3,018	3,352

Shareholders' Equity

Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 63,615,255 shares issued and outstanding (note 7)	1	1

Additional Paid-in-Capital (note 8)	22,909	22,846

Accumulated Deficit	(17,303)	(16,557)

Accumulated Other Comprehensive Loss	(687)	(726)

Total Shareholders’ Equity	4,920	5,564

	$7,938	$8,916

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2016
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2015	63,615,255	$1	$22,846	$(16,557)	$(726)	$5,564

Foreign currency translation adjustment	-	-	-	-	39	39

Stock-based compensation (note 8)	-	-	63	-	-	63

Net loss for the period	-	-	-	(746)	-	(746)

Balance – March 31, 2016	63,615,255	$1	$22,909	$(17,303)	$(687)	$4,920

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2016	2015
Revenues
Royalties	$379	$234
License and other revenue	439	391
Total Revenues	818	625
Expenses
Cost of royalty and license revenue	65	84
Research and development expense	481	117
Selling, general and administrative expense	891	393
Depreciation of tangible assets	87	7
Amortization of intangible assets	-	9
Total Expenses	1,524	610

Operating (loss) income	(706)	15
Interest income	-	10
Financing and interest expense	(40)	(79)
Net Loss	(746)	(54)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	39	(323)
Comprehensive Loss	$(707)	$(377)

Basic and Diluted Weighted Average Number of Shares Outstanding	63,615,255	63,465,255
Basic and Diluted Loss Per Common Share (note 10)	$(0.01)	$(0.00)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2016	2015
Funds Provided (Used) -
Operating Activities
Net loss	$(746)	$(54)
Amortization and depreciation	87	16
Stock-based compensation	63	20
	(596)	(18)
Changes in assets and liabilities:
Accounts receivable	650	576
Prepaid expenses	(12)	24
Investment tax credits receivable	(29)	(14)
Security deposit	(226)	(237)
Accounts payable and accrued liabilities	(860)	(221)
Deferred revenue	-	(389)
Deferred lease obligations	17	-
Net change in assets and liabilities	(460)	(261)
Net cash used by operating activities	(1,056)	(279)

Financing Activities
Issuance of term loans	392	395
Repayment of term loans	(17)	-
Net cash provided by financing activities	375	395

Investing Activities
Additions to property and equipment	(290)	(384)
Net cash used in investing activities	(290)	(384)
Decrease in Cash and Cash Equivalents	(971)	(268)
Effect of Foreign Exchange on Cash and Cash Equivalents	173	(312)
Cash and Cash Equivalents
Beginning of Period	2,865	4,399
End of Period	$2,067	$3,819

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The FASB issued Update 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been issued. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont'd)

The FASB issued amendments to ASU 2015-03, Interest – Imputation of Interest, which are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

The FASB issued amendments to ASU 2015-01, Income Statement – Extraordinary and Unusual Items, eliminating from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present and disclose extraordinary events and transactions. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

The FASB issued ASU No. 2014-12, Compensation – Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
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

ASU 2016-02: Leases (Topic 842) Section A

The FASB issued ASU 2016-02 to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

These amendments are effective for a public business entity for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

Revenue from Contracts with Customers (Topic 606):

In March 2016, the FASB issued two new amendments related to Topic 606:

1.

ASU 2016-08: Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which was issued to add clarification to the implementation guidance on principle versus agent considerations; and

2.

ASU 2016-10: Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which was issued to clarifying the following two aspects of topic 606; identifying performance obligations and the licensing implementation guidance.

3.

These amendments do not provide any changes to the previously issued ASU No. 2014-09 and are effective for the same reporting period which was deferred by one year in ASU 2015-14: Revenue From Contracts With Customers (Topic 606), Deferral of the Effective Date.

The FASB and IASB (the Boards) have issued converged standards on revenue recognition. ASU No. 2014-09 which affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The FASB has issued ASU No. 2014-15 which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

4.	Leasehold Improvements and Equipment

As at March 31, 2016 no depreciation has been recorded on manufacturing equipment in the amount of $1,211 as the equipment is not ready for use.

5.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 6) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at March 31, 2016, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

6.	Long-term debt

The components of the Company’s debt are as follows:

	March 31, 2016	December 31, 2015
	$	$

(in U.S. $ thousands)

Term loan facility	1,661	1,188
Secured loan	578	542
Total debt	2,239	1,730

Less: current portion	326	184

Total long-term debt	1,913	1,546

The Company’s term loan facility consists of a total of CAD$3.5 million, consisting of CAD$2.2 million bearing interest at the Bank’s prime lending rate plus 2.50% which has been disbursed, and CAD$1.3 million which has not yet been disbursed bearing interest at a fixed rate to be determined at drawdown. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 5).

The CAD$1.3 million tranche of the term loan will be disbursed subsequent to meeting certain conditions. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly instalments over 60 months.

The secured loan has a principal balance authorized of CAD$1 million of which CAD$0.75 million was disbursed as at December 2015, bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$12.5 thousand from January 2017 to December 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next five years are as follows:

(in U.S. $ thousands)
2016	$213
2017	449
2018	449
2019	449
2020	449
Thereafter	230

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

7.	Capital Stock

	March 31,	December 31,
	2016	2015
Authorized -

100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

63,615,255 (December 31, 2015 - 63,615,255) common shares	$636	$636

8.	Additional Paid-In Capital

Stock options

During the three-month period ended March 31, 2016, on January 19, 2016, 250 thousand options to purchase common stock were granted to non-employee directors and 225 thousand options were granted to employees under the 2006 Stock Option Plan. The options have an exercise price of $0.41. The options granted to the non- employee directors vest immediately and expire 5 years after the grant date. The options granted to the employees vest over a period of 2 years at the rate of 25% every six months and expire 5 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $82 thousand.

No stock options were exercised during either of the three month periods ended March 31, 2016 or March 31, 2015.

Compensation expenses for stock-based compensation of $63 thousand and $20 thousand were recorded during the three-month periods ended March 31, 2016 and March 31, 2015 respectively. The entire amount expensed in each of the first quarters of 2016 and 2015 relates to stock options granted to employees and directors. As at March 31, 2016 the Company has $159 thousand (2015 - $53 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during either of the three month periods ended March 31, 2016 or March 31, 2015.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2016
(Expressed in U.S. Funds)
(Unaudited)

9.	Related Party Transactions

Included in management salaries are $1 thousand (2015 - $1 thousand) for options granted to the Chief Executive Officer, $15 thousand (2015 - $11 thousand) for options granted to the Chief Financial Officer, $3 thousand (2015- nil) for options granted to the Vice President, Operations, $1 thousand (2015 - nil) for options granted to the Vice- President, Research and Development, and $2 thousand (2015 - nil) for options granted to the Vice President, Corporate Development under the 2006 Stock Option Plan and $35 thousand (2015 - $3 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $44 thousand (2015 - $40 thousand).

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

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month periods ended March 31, 2016 and 2015.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to Company’s MD&A for the year ended December 31, 2015. In preparing this MD&A, we have taken into account information available to us up to May 10, 2016, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forwardlooking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2015 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

As previously announced, we are financing the project from cash in hand and a government-backed bank financing of up to CAD$3.5 million with a Canadian bank (the “Bank”) as well as a CAD$1 million loan from Investissement Québec (“IQ”).

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and increase our research and development activities.

Most recent key developments

In the first quarter of 2016, we made significant progress in many areas starting with the strengthening of our management team by making several key appointments.

As previously disclosed in our Form 8K filings and the 2016 Proxy Statement, on January 22, 2016, we appointed Mr. Robert Bechard to the position of Vice President, Corporate Development and Ms. Nadine Paiement to the position of Vice President, Research and Development of IntelGenx Corp.

On March 2, 2016, we appointed Dr. Dana Matzen to the position of Vice President, Business Development of IntelGenx Corp.

On February 10, 2016, we announced the submission of the patent application with the U.S. patent office for an oral film dosage form containing Loxapine for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder.

The product utilizes the company's proprietary VersaFilm™ technology, allowing for an improved product to offer patients significant therapeutic benefits compared to existing medications. A fast acting loxapine oral film that can be used to effectively treat acute agitation while reducing the risk of pulmonary problems associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients. A loxapine oral film could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation.

IntelGenx has demonstrated in a successful pilot study that buccal absorption of the drug from the loxapine oral film results in a significantly higher bioavailability of the drug compared to oral tablets. IntelGenx is currently optimizing the film to further improve time to reach peak plasma concentrations. According to Datamonitor, sales of schizophrenia drugs across the seven major markets (the US, Japan, France, Germany, Italy, Spain, and the UK) were estimated at $5.2 billion in 2012 and by 2021, the market is forecast to grow to $6.9 billion at a compound annual growth rate (CAGR) of 3.3% ..

On February 18, 2016, we announced that the USPTO had granted a patent protecting Rizaport™, an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. This patent protects the composition of Rizaport™ and will be listed in the Orange Book upon approval of the product by the FDA. The patent application, entitled "Instantly Wettable Oral Film Dosage Form Without Surfactant or Polyalcohol" covers rapidly disintegrating film oral dosage forms and is expected to be valid until 2034 once granted.

On March 24, 2016, we announced the signing of a term sheet with a global pharmaceutical company for the development and commercialization of up to three products utilizing IntelGenx' proprietary VersaFilm™ technology. Pursuant to the term sheet, IntelGenx granted an exclusive negotiation period during which time the parties will conduct diligence and work towards entry into a definitive agreement. IntelGenx receives $100,000 at the time of signing the term sheet, in consideration for granting an exclusive negotiation right. If entered into, IntelGenx expects the definitive agreement to be finalized by the second quarter of 2016.

According to the term sheet, IntelGenx will grant exclusive rights to market and sell up to three products in the United States. The term sheet contemplates that IntelGenx will receive, in consideration for such exclusive rights, upfront and milestone payments, together with a share of profits, and also contemplates transfer of development costs to the counter-party. Entry into a definitive agreement remains subject to satisfaction of diligence by each party.

On March 29, 2016, we announced the signing of a binding term sheet agreement with Grupo Juste S.A.Q.F for the commercialization of RIZAPORT™, a unique oral thin film for the treatment of acute migraines in the country of Spain. The definitive agreement plans to be signed within 60 days of the execution of the binding term sheet. Financial terms of the agreement were not disclosed.

Grupo Juste is a prominent private Spanish company with over 90 years of experience in the research, development and commercialization of proprietary pharmaceutical products, including migraine and other central nervous system (CNS) drugs, in Europe, Latin America and other territories.

According to the term sheet, Grupo Juste will have obtained exclusive rights to market and sell RIZAPORT™ in Spain. In exchange, IntelGenx and RedHill will receive upfront and milestone payments, together with a share of the profits of commercialization. Commercial launch in Spain is estimated to take place in the second half of 2017. The initial term of the definitive agreement shall be for ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term. The binding term sheet will give Grupo Juste the territory of Spain, with the right of first refusal for Belize, Caribbean, Chile, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Middle East and Morocco.

Product related developments

Anti-depressant tablet, Forfivo XL®

Forfivo XL®, our first FDA approved product, was launched in October 2012 and is being marketed in the United States under the terms of a license agreement between us and Edgemont Pharmaceuticals. Forfivo XL® is indicated for the treatment of Major Depressive Disorder (“MDD”) and is the only extended-release bupropion HCl product to provide a once-daily, 450mg dose in a single tablet. The active ingredient in Forfivo XL® is bupropion, the same active ingredient used in the well-known antidepressant product Wellbutrin XL®. Prior to the launch of Forfivo XL®, most patients in the U.S. requiring a 450mg dose of bupropion had been taking multiple tablets to achieve their 450mg dose requirement. With Forfivo XL® now available in the U.S., these patients can simplify their dosing regimen to a single Forfivo XL® tablet, once-daily.

According to the official Edgemont Pharmaceuticals sales report, net sales of Forfivo XL® totaled $2,500 in the first quarter ended March 31, 2016, representing an increase of 39% compared to $1,800 recorded in the first quarter ended March 31, 2015. Net sales results for the first quarter of 2016 were down 17% from the fourth quarter of 2015 at $3,000. This decrease was mainly attributable to the prebuying in December 2015 compared to January and February 2016 as wholesalers placed larger orders at year-end in anticipation of the modest January price increase. Gross sales have since picked up in March 2016 and management believes the sales trend to continue to grow for the remainder of 2016.

Corporate related developments

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

We also finalised negotiations on April 29, 2015 for an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CAD$2.9 million (approximately $2.5 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the construction and renovation of facilities for the pharmaceutical industry, and has completed projects for various major pharmaceutical companies. We funded this project from cash on hand as well as a CAD$1 million loan from IQ. Construction was successfully completed in Q1, 2016.

As of March 31, 2016, we had received CAD$2.2 million in cash as part of a credit facility of up to CAD$3.5 million (approximately $3.0 million) negotiated with the Bank. The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency. Management expects disbursement of the remaining balance to be disbursed in the first half of 2016. The credit facility may be drawn down in multiple disbursements over 12 months and, after a 6 month moratorium on the capital, has a repayment term of up to 60 months. The financial covenants of the credit facility require us to maintain a Minimum Debt Service Coverage ratio of 1.25:1, and a Maximum Total Debt to Tangible Net Worth ratio of 2.5:1. As part of securing the credit facility, we will maintain our operating bank account with the Bank and we will conduct all future banking transactions related to our business operations through the Bank. We intend to use the funds for the purchase and installation of new equipment for our new, state-of the-art, manufacturing facility.

On March 16, 2015 we placed an order for two packaging machines to be manufactured by Harro Höfliger Verpackungsmaschinen GmbH (“Harro Höfliger”) and installed in our new, state-of the-art, manufacturing facility. Harro Hofliger is widely recognized as a technological leader in the supply of production and packaging equipment, primarily to the pharmaceutical and medical device industries, and is noted for providing innovative, custom equipment to meet the needs of customers. Our purchase order consists of one commercial grade packaging machine for the commercial packaging of our VersaFilm™ products, and one smaller machine for our R&D laboratories to be used for clinical trials, submission batches and manufacturing scale up. The purchase order, in the aggregate amount of approximately €1.5 million (approximately $1.6 million), required a payment of a 20% deposit with a further 70% to be paid upon delivery of each machine and the balance of 10% to be paid upon satisfactory completion of a Site Acceptance Test of each machine. The laboratory packaging machine was delivered in Q4, 2015 and the commercial packaging machine was delivered in Q2, 2016. We intend to finance the acquisition of these two machines with the credit facility negotiated with the Bank, as discussed above.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2016 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $687 due to the fluctuations in the rates used to prepare our financial statements, $39 of which positively impacted our comprehensive loss for the three-month period ended March 31, 2016. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period
		ended March 31,
In U.S.$ thousands	2016	2015
	$	$
Comprehensive Loss	(707)	(377)
Add (deduct):
Depreciation and amortization	87	16
Finance costs	40	79
Finance income	-	(10)
Share-based compensation	63	20
Foreign currency translation adjustment	(39)	323
Adjusted EBITDA	(556)	51

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $607 for the three-month period ended March 31, 2016 to ($556) compared to $51 for the three-month period ended March 31, 2015. The decrease in Adjusted EBITDA of $607 for the three]month period ended March 31, 2016 is mainly attributable to an increase in selling, general and administrative expenses of $498 as well as an increase in research and development expenses of $364 partially offset by an increase in revenues of $193 and a decrease in the cost of royalty and license revenue of $19.

Results of operations for the three-month period ended March 31, 2016 compared with the three-month period ended March 31, 2015.

	Three-month period
	ended March 31,
In U.S.$ thousands	2016	2015
Revenue	$818	$625

Cost of Royalty and License Revenue	65	84
Research and Development Expenses	481	117
Selling, General and Administrative Expenses	891	393
Depreciation of tangible assets	87	7
Amortization of intangible assets	-	9
Operating (Loss) Income	(706)	15
Net Loss	(746)	(54)
Comprehensive Loss	(707)	(377)

Revenue

Total revenues for the three-month period ended March 31, 2016 amounted to $818, representing an increase of $193 or 31% compared to $625 for the three-month period ended March 31, 2015. The increase for the three-month period ended March 31, 2016 compared to the last year’s corresponding period is mainly attributable to the attainment of milestones, totaling $3,000 from which $2,667 was recorded in the last fiscal year and $333 in Q1 2016.

According to the official Edgemont Pharmaceuticals sales report, net sales of Forfivo XL® totaled $2,500 in the first quarter ended March 31, 2016, representing an increase of 39% compared to $1,800 recorded in the first quarter ended March 31, 2015. Net sales results for the first quarter of 2016 were down 17% from the fourth quarter of 2015 at $3,000. This decrease was mainly attributable to the prebuying in December 2015 compared to January and February 2016 as wholesalers placed larger orders at year-end in anticipation of the modest January price increase. Gross sales have since picked up in March 2016 and management believes the sales trend to continue to grow for the remainder of 2016.

Cost of royalty and license revenue

We recorded $65 for the cost of royalty and license revenue in the three-month period ended March 31, 2016 compared with $84 in the same period of 2015. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended March 31, 2016 amounted to $481, representing an increase of $364 or 311%, compared to $117 for the three-month period ended March 31, 2015.

The increase in R&D expenses for the three-month period ended March 31, 2016 is mainly attributable to increases in patent costs of $203, study costs of $81 and lab supplies of $53.

In the three-month period ended March 31, 2016 we recorded estimated Research and Development Tax Credits and refunds of $22, compared with $24 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended March 31, 2016 amounted to $891, representing an increase of $498 or 127%, compared to $393 for the three-month period ended March 31, 2015.

The increase in SG&A expenses for the three-month period ended March 31, 2016 is mainly attributable to an increase in salaries and benefits of $274 attributable to the hiring of new executives as well as employees in manufacturing and quality departments to support the beginning of the manufacturing operations. The increase was also attributable to an increase in stock-based compensation of $43 and an increase in professional fees of $29.

Depreciation of tangible assets

In the three-month period ended March 31, 2016 we recorded an expense of $87 for the depreciation of tangible assets, compared with an expense of $7 thousand for the same period of the previous year.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended March 31, 2016 amounted to $63 compared to $20 for the three-month period ended March 31, 2015.

We expensed approximately $28 in the three-month period ended March 31, 2016 for options granted to our employees in 2013, 2014 and 2015 under the 2006 Stock Option Plan, and approximately $35 for options granted to non-employee directors in 2013, 2014 and 2015, compared with $17 and $3 respectively that was expensed in the same period of the previous year.

There remains approximately $159 in stock based compensation to be expensed in fiscal 2016 and 2017, all of which relates to the issuance of options to our employees and directors during 2013 to 2015. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	March 31,	December	Increase/	Increase/
In U.S.$ thousands	2016	31, 2015	(Decrease)	(Decrease)

Current Assets	$2,765	$4,172	$-1,407	-34%

Leasehold improvements and Equipment	4,441	4,238	203	5%

Security Deposit	732	506	226	45%

Current Liabilities	1,061	1,779	-718	-40%

Long-term debt	1,913	1,546	367	24%

Capital Stock	1	1	0	0%

Additional Paid-in-Capital	22,909	22,846	63	1%

Current assets

Current assets totaled $2,765 as at March 31, 2016 compared with $4,172 at December 31, 2015. The decrease of $1,407 is mainly attributable to a decrease in cash and cash equivalents of approximately $798 and a decrease in accounts receivable of approximately $650, partially offset by an increase in investment tax credits receivable of $29.

Cash and cash equivalents

Cash and cash equivalents totaled $2,067 as at March 31, 2016 representing a decrease of $798 compared with the balance of $2,865 as at December 31, 2015. The decrease in cash on hand relates to net cash used by operating activities of $1,056 as well as net cash used in investing activities of $290, partially offset by net cash provided by financing activities of $375 and an unrealized foreign exchange gain of $173.

The cash provided by financing activities derives from an additional loan disbursement in the amount of $392 negotiated with the Lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. Further disbursements will be received in the second quarter of the 2016 fiscal year for up to CAD3,500. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly installments over 60 months.

Accounts receivable

Accounts receivable totaled $490 as at March 31, 2016 representing a decrease of $650 compared with the balance of $1,140 as at December 31, 2015. The main reason for the decrease is related to the remaining balance of $1,000 received in Q1 2016 from Edgemont’s $3,000 milestone payment.

Prepaid expenses

As at March 31, 2016 prepaid expenses totaled $82 compared with $70 as of December 31, 2015. The increase in prepaid expenses is attributable to the advance payment in January 2016 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $126 as at March 31, 2016 compared with $97 as at December 31, 2015. The increase relates to the accrual estimated and recorded for the first quarter of 2016.

Leasehold improvements and equipment

As at March 31, 2016, the net book value of leasehold improvements and equipment amounted to $4,441, compared to $4,238 at December 31, 2015. In the three-month period ended March 31, 2016 additions to assets totaled $290 and mainly comprised of $160 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $52 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, Canada, and $53 for laboratory equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2016. Security deposits in the amount of CAD$650 for the term loans were also recorded as at March 31, 2016.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $735 as at March 31, 2016 compared with $1,595 as at December 31, 2015. The decrease is mainly attributable to the outstanding amount due to the construction Company related to our new facility located at 6420 Abrams, St-Laurent, Quebec that was paid in the three-month period ended March 31, 2016.

Long-term debt

Long-term debt totaled $2,239 as at March 31, 2016 (December 31, 2015 - $1,730). An amount of $1,661 is attributable to the term loan from the Bank secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. Further disbursements will be received in the second quarter of the 2016 fiscal year. There is a moratorium on capital repayments for the first 6 months of each drawdown, at which point the term loan will be repayable in monthly installments over 60 months.

An amount of $578 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Shareholders’ equity

As at March 31, 2016 we had accumulated a deficit of $17,303 compared with an accumulated deficit of $16,557 as at December 31, 2015. Total assets amounted to $7,938 and shareholders’ equity totaled $4,920 as at March 31, 2016, compared with total assets and shareholders’ equity of $8,916 and $5,564 respectively, as at December 31, 2015.

Capital stock

As at March 31, 2016 capital stock amounted to $0.636 (December 31, 2015: $0.636) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,909 as at March 31, 2016, as compared to $22,846 as at December 31, 2015. Additional paid in capital increased by $63 for stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31,	March 31,	Increase/	Percentage
In U.S.$ thousands	2016	2015	(Decrease)	Increase/
				(Decrease)
Operating Activities	$(1,056)	$(279)	$777	278%
Financing Activities	375	395	(20)	(5%	)
Investing Activities	(290)	(384)	(94)	(24%	)
Cash and cash equivalents - end of period	2,067	3,819	(1,752)	(46%	)

Statement of cash flows

Net cash used in operating activities was $1,056 for the three-month period ended March 31, 2016, compared to $279 for the three-month period ended March 31, 2015. For the three-month period ended March 31, 2016, net cash used by operating activities consisted of a net loss of $596 (2015: $18) and a decrease in non-cash operating elements of working capital of $460 (2015: $261).

The net cash provided by financing activities was $375 for the three-month period ended March 31, 2016, compared to $395 provided in the same period of the previous year. An amount of $392 derives from a disbursement of a term loan negotiated with the Bank for the three-month period ended March 31, 2016 (2015: $395).

Net cash used in investing activities amounted to $290 for the three-month period ended March 31, 2016 compared to $384 in the same period of 2015. The net cash used in investing activities for the three-month period ended March 31, 2016 relates exclusively to the purchase of fixed assets and mainly comprised of $160 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $52 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, and $53 for laboratory equipment.

The balance of cash and cash equivalents as at March 31, 2016 amounted to $2,067, compared to $3,819 at March 31, 2015.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 10, 2016	By:	/s/	Horst G. Zerbe
------------------------------------
Horst G. Zerbe
President, C.E.O. and
Director

Date: May 10, 2016	By:	/s/	Andre Godin
------------------------------------
Andre Godin
Principal Accounting Officer