Form 10-Q
period 2016-06-30
IntelGenx Technologies Corp.
filed 2016-08-11
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Yes [ ]      No [ ]

APPLICABLE TO CORPORATE ISSUERS:

63,615,256 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 09, 2016.

IntelGenx Technologies Corp.
Form 10-Q

2

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2016	2015

Assets

Current

Cash and cash equivalents	$1,096	$2,865
Accounts receivable	750	1,140
Prepaid expenses	109	70
Investment tax credits receivable	150	97

Total Current Assets	2,105	4,172

Leasehold Improvements and Equipment, net (note 4)	5,895	4,238

Security Deposit	735	506

Total Assets	$8,735	$8,916

Liabilities

Current

Accounts payable and accrued liabilities	1,157	1,595
Current portion of long-term debt (note 6)	577	184

Total Current Liabilities	1,734	1,779

Deferred lease obligations	45	27

Long-term debt (note 6)	2,813	1,546

Total Liabilities	4,592	3,352

Shareholders' Equity

Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 63,615,255 shares issued and outstanding (note 7)	1	1

Additional Paid-in-Capital (note 8)	22,938	22,846

Accumulated Deficit	(18,143)	(16,557)

Accumulated Other Comprehensive Loss	(653)	(726)

Total Shareholders’ Equity	4,143	5,564

	$8,735	$8,916

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

ConsolidatedStatement of Shareholders'Equity
For the Period Ended June 30, 2016
(Expressedin Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2015	63,615,255	$1	$22,846	$(16,557)	$(726)	$5,564

Foreign currency translation adjustment	-	-	-	-	73	73

Stock-based compensation (note 8)	-	-	92	-	-	92

Net loss for the period	-	-	-	(1,586)	-	(1,586)

Balance – June 30, 2016	63,615,255	$1	$22,938	$(18,143)	$(653)	$4,143

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenues

Royalties	$672	$192	$1,051	$426
License and other revenue	-	393	439	784

Total Revenues	672	585	1,490	1,210

Expenses

Cost of royalty and license revenue	66	19	131	103
Research and development expense	426	252	907	369
Selling, general and administrative expense	874	559	1,765	952
Depreciation of tangible assets	100	6	187	13
Amortization of intangible assets	-	10	-	19

Total Expenses	1,466	846	2,990	1,456

Operating loss	(794)	(261)	(1,500)	(246)

Interest income	-	3	-	13

Financing and Interest expense	(46)	(17)	(86)	(95)

Net Loss	(840)	(275)	(1,586)	(328)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	34	55	73	(268)

Comprehensive Loss	$(806)	$(220)	$(1,513)	$(596)

Basic and Diluted Weighted Average Number of Shares Outstanding	63,615,255	63,501,519	63,615,255	63,483,487

Basic and Diluted Loss Per Common Share (note 10)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Funds Provided (Used) -
Operating Activities
Net loss	$(840)	$(275)	$(1,586)	$(328)
Amortization and depreciation	100	16	187	32
Stock-based compensation	29	59	92	80
	(711)	(200)	(1,307)	(216)
Changes in assets and liabilities:
Accounts receivable	(260)	(39)	390	537
Prepaid expenses	(27)	(3)	(39)	21
Investment tax credits receivable	(24)	74	(53)	60
Security deposit	(3)	(3)	(229)	(240)
Accounts payable and accrued liabilities	422	359	(438)	138
Deferred revenue	-	(390)	-	(779)
Deferred lease obligations	1		18
Net change in assets and liabilities	109	(2)	(351)	(263)

Net cash used by operating activities	(602)	(202)	(1,658)	(479)

Financing Activities
Issuance of term loans	1,177	4	1,569	399
Repayment of term loans	(53)		(70)
Proceeds from exercise of warrants and stock
options	-	34	-	34
Net cash provided by financing activities	1,124	38	1,499	433

Investing Activities
Additions to property and equipment	(1,554)	(1,039)	(1,844)	(1,425)
Net cash used in investing activities	(1,554)	(1,039)	(1,844)	(1,425)

Decrease in Cash and Cash Equivalents	(1,032)	(1,203)	(2,003)	(1,471)
Effect of Foreign Exchange on Cash and Cash Equivalents	61	47	234	(265)
Cash and Cash Equivalents
Beginning of Period	2,067	3,819	2,865	4,399

End of Period	$1,096	$2,663	$1,096	$2,663

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2016
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2016
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
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

ASU 2016-06 - Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments

The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.

For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and should be applied on a retrospective basis.

ASU 2016-09 - Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting

FASB issued this Update as part of its Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

Revenue from Contracts with Customers (Topic 606):

During the six months ended June 30, 2016, the FASB issued three new amendments related to Topic 606:

1.

ASU 2016-08: Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which was issued to add clarification to the implementation guidance on principle versus agent considerations. This amendment does not provide any changes to the previously issued ASU No. 2014-09 and is effective for the same reporting period which was deferred by one year in ASU 2015-14: Revenue From Contracts With Customers (Topic 606), Deferral of the Effective Date.

2.

ASU 2016-10: Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which was issued to clarifying the following two aspects of topic 606; identifying performance obligations and the licensing implementation guidance. This amendment does not provide any changes to the previously issued ASU No. 2014-09 and is effective for the same reporting period which was deferred by one year in ASU 2015-14: Revenue From Contracts With Customers (Topic 606), Deferral of the Effective Date.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

3.

ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. With this amendment, the SEC Staff is rescinding the following SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. This amendment is effective immediately.

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
June 30, 2016
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
June 30, 2016
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

As at June 30, 2016 no depreciation has been recorded on manufacturing equipment in the amount of $2,591 as the equipment is not ready for use.

5.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 6) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at June 30, 2016, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

6.	Long-term debt

The components of the Company’s debt are as follows:

	June 30, 2016	December 31, 2015
	$	$
(in U.S. $ thousands)

Term loan facility	2,616	1,188
Secured loan	774	542
Total debt	3,390	1,730

Less: current portion	577	184

Total long-term debt	2,813	1,546

The Company’s term loan facility consists of a total of CAD$3.5 million bearing interest at the Bank’s prime lending rate plus 2.50% . The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 5).

The secured loan has a principal balance authorized of CAD$1 million of which CAD$0.75 million was disbursed as at December 2015, and CAD$0.25 million was disbursed in May 2016, bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$16.67 thousand from January 2017 to December 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next five years are as follows:

(in U.S. $ thousands)
2016	$250
2017	654
2018	654
2019	654
2020	654
Thereafter	524

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

7.	Capital Stock

	June 30,	December 31,
	2016	2015
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
63,615,255 (December 31, 2015 - 63,615,255) common shares	$636	$636

8.	Additional Paid-In Capital

Stock options

During the six-month period ended June 30, 2016, on January 19, 2016, 250 thousand options to purchase common stock were granted to non-employee directors and 225 thousand options were granted to employees under the 2006 Stock Option Plan. The options have an exercise price of $0.41. The options granted to the non- employee directors vest immediately and expire 5 years after the grant date. The options granted to the employees vest over a period of 2 years at the rate of 25% every six months and expire 5 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $82 thousand.

No stock options were exercised during the six-month period ended June 30, 2016. During the six-month period ended June 30, 2015 a total of 75,000 stock options were exercised for 75,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $34 thousand, resulting in an increase in additional paid-in capital of $34 thousand.

Compensation expenses for stock-based compensation of $92 thousand and $80 thousand were recorded during the six-month periods ended June 30, 2016 and June 30, 2015 respectively. The entire amounts expensed in each of the two quarters of 2016 and 2015 relates to stock options granted to employees and directors. As at June 30, 2016 the Company has $128 thousand (2015 - $50 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during either of the six-month periods ended June 30, 2016 or June 30, 2015.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

9.	Related Party Transactions

Included in management salaries are $2 thousand (2015 - $1 thousand) for options granted to the Chief Executive Officer, $30 thousand (2015 - $13 thousand) for options granted to the Chief Financial Officer, $3 thousand (2015- $3 thousand) for options granted to the Vice President, Operations, $2 thousand (2015 - nil) for options granted to the Vice-President, Research and Development, and $5 thousand (2015 - nil) for options granted to the Vice President, Corporate Development under the 2006 Stock Option Plan and $41 thousand (2015 - $55 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $89 thousand (2015 - $88 thousand).

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

11.	Subsequent Event

On August 5, 2016, the Company sold its royalty on future sales of Forfivo XL® to SWK Holdings Corporation for $6 million.

Under the terms of the agreement, SWK has paid IntelGenx $6 million at closing. In return for, (i) 100% of any and all royalties or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments. 10% of the proceeds will be paid to our former development partner, Cary Pharmaceuticals Inc.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month and six-month periods ended June 30, 2016 and 2015.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2015. In preparing this MD&A, we have taken into account information available to us up to August 11, 2016, the date of this MD&A, unless otherwise indicated.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2015 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing market leading pharmaceutical products, (2) repurposing existing drugs for new indications, (3) developing generic drugs where high technology barriers to entry exist in reproducing branded films, (4) manufacturing our VersaFilm™ products for commercial sale and (5) development of new drug delivery technologies.

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

As previously announced, we have financed the project from cash in hand and a government-backed bank financing of up to CAD$3.5 million with the Bank as well as a CAD$1 million loan from Investissement Québec (“IQ”).

We plan to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and increase our research and development activities.

Most recent key developments

We are actively pursuing late-stage discussions with the global pharmaceutical company for up to three products with the potential goal of concluding a definitive agreement to be finalized in the third quarter of 2016.

Also, just following the end of the quarter, on July 5, 2016, the Company announced the signing of the definitive agreement with Grupo Juste S.A.Q.F. for the commercialization of RIZAPORT™, a unique oral thin film for the treatment of acute migraines, in the country of Spain. All commercial manufacturing of RIZAPORT™ will take place at our new state-of-the-art manufacturing facility in Canada. Grupo Juste is a prominent private Spanish company with over 90 years of experience in the research, development and commercialization of proprietary pharmaceutical products, including migraine and other central nervous system drugs, in Europe, Latin America and other territories.

According to the definitive agreement, Grupo Juste has obtained exclusive rights to register, promote and distribute RIZAPORT™ in Spain. In exchange, we and Redhill Biopharma will receive upfront and milestone payments, together with a share of the net sales of RIZAPORT™. Commercial launch in Spain is estimated to take place in the second half of 2017. The initial term of the definitive agreement shall be for ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term. The agreement will give Grupo Juste the right to market the product in the territory of Spain, with the right of first refusal for a predefined term for certain Latin American and Middle East countries.

On July 13, 2016, the company announced the initiation of a phase 1 clinical trial of montelukast, a unique drug repurposing opportunity for the treatment of degenerative diseases of the brain, such as: mild cognitive impairment and Alzheimers disease, the most prominent form of dementia. The objectives of the trial are to demonstrate that IntelGenx oral film product will provide therapeutically effective blood levels of montelukast, and that montelukast when delivered using IntelGenx oral film crosses the blood brain barrier.

We are collaborating with Dr. Ludwig Aigner, a neuroscientist who is a member of IntelGenx Scientific Advisory Board and head of the Institute of Molecular Regenerative Medicine at the Paracelsus Medical University in Salzburg, Austria. Dr. Aigner has made major contributions in the field of brain and spinal cord regeneration over the last 25 years. He was the first to develop tools to visualize neurogenesis in living animals and identified signaling mechanisms that are crucially involved in limiting brain regeneration. One of these mechanisms, leukotriene signaling, is related to asthma. In consequence, Dr. Aigner and his team recently demonstrated that the anti-asthmatic drug montelukast structurally and functionally rejuvenates the aged brain. His main aim is to develop molecular and cellular therapies for patients with neurodegenerative diseases and for the aged population.

We expect results from the phase 1 trial to be available in September 2016. Following the completion of the phase 1 results, the Company will begin preparation work to initiate a phase 2 study where patients will be enrolled. We will be actively seeking a partnership or alliance opportunity to complete the remaining developmental work and commercialization of this product.

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

According to the official Edgemont Pharmaceuticals sales report, net sales of Forfivo XL® totaled $3.1 million in the second quarter ended June 30, 2016, representing an increase of 24% compared to $2.5 million recorded in the first quarter ended March 31, 2016 and an increase of 48% compared to $2.1 million recorded in last year’s corresponding period.

Corporate related developments

New Manufacturing Facility with increased R&D and Administration space

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6 month term which commenced on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CAD$110 thousand (approximately $85 thousand) per year, which will increase at a rate of CAD$0.25 ($0.19) per square foot /per year, every two years. We plan to use the newly leased space to manufacture our oral film VersaFilm™ products, to enlarge our research and development capabilities, and for administration purposes.

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

As of June 30, 2016, we have received CAD$3.5 million in cash as part of a credit facility of up to CAD$3.5 million (approximately $3.0 million) negotiated with the Bank. The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency. The financial covenants of the credit facility require us to maintain a Minimum Debt Service Coverage ratio of 1.25:1, and a Maximum Total Debt to Tangible Net Worth ratio of 2.5:1. As part of securing the credit facility, we will maintain our operating bank account with the Bank and we will conduct all future banking transactions related to our business operations through the Bank. We used the funds for the purchase and installation of new equipment for our new, state-of the-art, manufacturing facility.

On March 16, 2015 we placed an order for two packaging machines to be manufactured by Harro Höfliger Verpackungsmaschinen GmbH (“Harro Höfliger”). Harro Hofliger is widely recognized as a technological leader in the supply of production and packaging equipment to the pharmaceutical and medical device industries. Our purchase order consisted of one commercial scale packaging machine for the commercial packaging of our VersaFilm™ products, and one smaller machine for our R&D laboratories to be used for clinical trials, submission batches and manufacturing scale up. The purchase order, in the aggregate amount of approximately €1.5 million (approximately $1.7 million), required a payment of a 20% deposit with a further 70% to be paid upon delivery of each machine and the balance of 10% to be paid upon satisfactory completion of a Site Acceptance Test of each machine. The laboratory packaging machine was delivered in Q4, 2015 and the commercial packaging machine was delivered and installed in our new state-of-the-art facility in Q2, 2016. We financed the acquisition of these two machines with the credit facility negotiated with the Bank, as discussed above.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2016 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $653 due to the fluctuations in the rates used to prepare our financial statements, $73 of which positively impacted our comprehensive loss for the six-month period ended June 30, 2016. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period				Six-month period
			ended June 30,				ended June 30,
In U.S.$ thousands	2016		2015		2016		2015
	$	$	$	$	$	$	$
Comprehensive loss	(806)		(220)		(1,513)		(596)
Add (deduct):
Depreciation and amortization	100		16		187		32
Finance costs	46		17		86		95
Finance income	-		(3)		-		(13)
Share-based compensation	29		59		92		80
Foreign currency translation adjustment	(34)		(55)		(73)		268

Adjusted EBITDA	(665)		(186)		(1,221)		(134)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $479 for the three-month period ended June 30, 2016 to ($665) compared to ($186) for the three-month period ended June 30, 2015. Adjusted EBITDA decreased by $1,087 for the six-month period ended June 30, 2016 to ($1,221) compared to ($134) for the six-month period ended June 30, 2015. The decrease in Adjusted EBITDA of $479 for the three–month period ended June 30, 2016 is mainly attributable to an increase in selling, general and administrative expenses of $315 as well as an increase in research and development expenses of $174. The decrease in Adjusted EBITDA of $1,087 for the six–month period ended June 30, 2016 is mainly attributable to an increase in selling, general and administrative expenses of $813 as well as an increase in research and development expenses of $538 partially offset by an increase in revenues of $280.

Results of operations for the three-month and six-month periods ended June 30, 2016 compared with the three-month and six-month periods ended June 30, 2015.

	Three-month period		Six-month period ended
	ended June 30,		June 30,
In U.S.$ thousands	2016	2015	2016	2015
Revenue	$672	$585	$1,490	1,210

Cost of Royalty and License Revenue	66	19	131	103
Research and Development Expenses	426	252	907	369
Selling, General and Administrative
Expenses	874	559	1,765	952
Depreciation of tangible assets	100	6	187	13
Amortization of intangible assets	-	10	-	19
Operating loss	(794)	(261)	(1,500)	(246)
Net loss	(840)	(275)	(1,586)	(328)
Comprehensive loss	(806)	(220)	(1,513)	(596)

Revenue

Total revenues for the three-month period ended June 30, 2016 amounted to $672, representing an increase of $87 or 15% compared to $585 for the three-month period ended June 30, 2015. Total revenues for the six-month period ended June 30, 2016 amounted to $1,490, representing an increase of $280 or 23% compared to $1,210 for the six-month period ended June 30, 2015. The increase for the three-month period ended June 30, 2016 compared to the last year’s corresponding period is mainly attributable to an increase in royalties of $480 due to the Company’s recording of both Q1 and Q2 royalty amounts in the present quarter. Edgemont reported the Q2 royalties to the Company shortly after the end of the quarter which allowed the Company to record the revenues in the second quarter. The increase was offset by a decrease in deferred revenues recognized of $393. The increase for the six-month period ended June 30, 2016 compared to the last year’s corresponding period is mainly attributable to an increase in royalties of $625 as just previously explained offset by a decrease in deferred revenues recognized of $345.

Cost of royalty and license revenue

We recorded $66 for the cost of royalty and license revenue in the three-month period ended June 30, 2016 compared with $19 in the same period of 2015. We recorded $131 for the cost of royalty and license revenue in the six-month period ended June 30, 2016 compared with $103 in the same period of 2015. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended June 30, 2016 amounted to $426, representing an increase of $174 or 69%, compared to $252 for the three-month period ended June 30, 2015. R&D expenses for the six-month period ended June 30, 2016 amounted to $907, representing an increase of $538 or 146%, compared to $369 for the six-month period ended June 30, 2015.

The increase in R&D expenses for the three-month period ended June 30, 2016 is mainly attributable to increases in patent costs of $64, analytical costs of $35 and lab supplies of $49. The increase in R&D expenses for the six-month period ended June 30, 2016 is mainly attributable to increases in patent costs of $270, study costs of $54, analytical costs of $47, lab supplies of $96 as well as R&D salaries of $41.

In the three-month period ended June 30, 2016 we recorded estimated Research and Development Tax Credits and refunds of $23, compared with $24 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2016 we recorded estimated Research and Development Tax Credits and refunds of $45, compared with $48 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended June 30, 2016 amounted to $874, representing an increase of $315 or 56%, compared to $559 for the three-month period ended June 30, 2015. SG&A expenses for the six-month period ended June 30, 2016 amounted to $1,765, representing an increase of $813 or 85%, compared to $952 for the six-month period ended June 30, 2015.

The increase in SG&A expenses for the three-month period ended June 30, 2016 is mainly attributable to an increase in salaries and benefits of $193 attributable to the hiring of new executives as well as employees in manufacturing and quality departments to support the beginning of the manufacturing operations. The increase was also attributable to an increase in business development expenses of $70 and an increase in leasehold expenses of $40. The increase in SG&A expenses for the six-month period ended June 30, 2016 is mainly attributable to an increase in salaries and benefits of $475 attributable to the hiring of new executives as well as employees in manufacturing and quality departments to support the beginning of the manufacturing operations. The increase was also attributable to an increase in business development expenses of $113 and an increase in leasehold expenses of $65, an increase in office expenses of $53 as well as an increase in foreign exchange loss of $136.

Depreciation of tangible assets

In the three-month period ended June 30, 2016 we recorded an expense of $100 for the depreciation of tangible assets, compared with an expense of $6 thousand for the same period of the previous year. In the six-month period ended June 30, 2016 we recorded an expense of $187 for the depreciation of tangible assets, compared with an expense of $13 thousand for the same period of the previous year. The increases in the depreciation of tangible assets are mainly attributable to the commencement of the depreciation of the leasehold improvement as well as the plant equipment.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2016 amounted to $29 compared to $59 for the three-month period ended June 30, 2015. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2016 amounted to $92 compared to $80 for the six-month period ended June 30, 2015.

We expensed approximately $25 in the three-month period ended June 30, 2016 for options granted to our employees in 2013, 2014 and 2015 under the 2006 Stock Option Plan, and approximately $4 for options granted to non-employee directors in 2013, 2014 and 2015, compared with $7 and $52 respectively that was expensed in the same period of the previous year. We expensed approximately $51 in the six-month period ended June 30, 2016 for options granted to our employees in 2013, 2014 and 2015 under the 2006 Stock Option Plan, and approximately $41 for options granted to non-employee directors in 2013, 2014 and 2015, compared with $25 and $55 respectively that was expensed in the same period of the previous year.

There remains approximately $128 in stock based compensation to be expensed in fiscal 2016 and 2017, all of which relates to the issuance of options to our employees and directors during 2013 to 2015. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	June 30,	December	Increase/	Increase/
In U.S.$ thousands	2016	31, 2015	(Decrease)	(Decrease)
Current Assets	$2,105	$4,172	$(2,067)	(50%	)
Leasehold improvements
and Equipment	5,895	4,238	1,657	39%
Security Deposit	735	506	229	45%
Current Liabilities	1,734	1,779	(45)	(3%	)
Long-term debt	2,813	1,546	1,267	82%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	22,938	22,846	92	4%

Current assets

Current assets totaled $2,105 as at June 30, 2016 compared with $4,172 at December 31, 2015. The decrease of $2,067 is mainly attributable to a decrease in cash and cash equivalents of approximately $1,769 and a decrease in accounts receivable of approximately $390, partially offset by an increase in investment tax credits receivable of $53.

Cash and cash equivalents

Cash and cash equivalents totaled $1,096 as at June 30, 2016 representing a decrease of $1,769 compared with the balance of $2,865 as at December 31, 2015. The decrease in cash on hand relates to net cash used by operating activities of $1,658 as well as net cash used in investing activities of $1,844, partially offset by net cash provided by financing activities of $1,499 and an unrealized foreign exchange gain of $234.

The cash provided by financing activities derives from an additional loan disbursement in the amount of $1,569 negotiated with the Lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

Accounts receivable

Accounts receivable totaled $750 as at June 30, 2016 representing a decrease of $390 compared with the balance of $1,140 as at December 31, 2015. The main reason for the decrease is related to the remaining balance of $1,000 received in Q1 2016 from Edgemont’s $3,000 milestone payment.

Prepaid expenses

As at June 30, 2016 prepaid expenses totaled $109 compared with $70 as of December 31, 2015. The increase in prepaid expenses is attributable to the advance payment in January 2016 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $150 as at June 30, 2016 compared with $97 as at December 31, 2015. The increase relates to the accrual estimated and recorded for the first half of 2016.

Leasehold improvements and equipment

As at June 30, 2016, the net book value of leasehold improvements and equipment amounted to $5,895, compared to $4,238 at December 31, 2015. In the six-month period ended June 30, 2016 additions to assets totaled $1,844 and mainly comprised of $1,540 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $187 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, Canada, and $90 for laboratory equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2016. Security deposits in the amount of CAD$650 for the term loans were also recorded as at June 30, 2016.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,157 as at June 30, 2016 compared with $1,595 as at December 31, 2015. The decrease is mainly attributable to the outstanding amount due to the construction Company related to our new facility located at 6420 Abrams, St-Laurent, Quebec that was paid in the six-month period ended June 30, 2016.

Long-term debt

Long-term debt totaled $3,390 as at June 30, 2016 (December 31, 2015 - $1,730). An amount of $2,616 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

An amount of $774 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Shareholders’ equity

As at June 30, 2016 we had accumulated a deficit of $18,143 compared with an accumulated deficit of $16,557 as at December 31, 2015. Total assets amounted to $8,735 and shareholders’ equity totaled $4,143 as at June 30, 2016, compared with total assets and shareholders’ equity of $8,916 and $5,564 respectively, as at December 31, 2015.

Capital stock

As at June 30, 2016 capital stock amounted to $0.636 (December 31, 2015: $0.636) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $22,938 as at June 30, 2016, as compared to $22,846 as at December 31, 2015. Additional paid in capital increased by $92 for stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	June 30,	June 30,	Increase/	Percentage
In U.S.$ thousands				Increase/
	2016	2015	(Decrease)	(Decrease)
Operating Activities	$(1,658)	$(479)	$(1,179)	(246%	)
Financing Activities	1,499	433	1,066	246%
Investing Activities	(1,844)	(1,425)	(419)	(29%	)
Cash and cash equivalents - end of period	1,096	2,663	(1,567)	(59%	)

Statement of cash flows

Net cash used in operating activities was $1,658 for the six-month period ended June 30, 2016, compared to $479 for the six-month period ended June 30, 2015. For the six-month period ended June 30, 2016, net cash used by operating activities consisted of a net loss of $1,586 (2015: $328) and a decrease in non-cash operating elements of working capital of $351 (2015: $263).

The net cash provided by financing activities was $1,499 for the six-month period ended June 30, 2016, compared to $433 provided in the same period of the previous year. An amount of $1,569 derives from disbursements of a term loan negotiated with the Bank for the six-month period ended June 30, 2016 (2015: $399).

Net cash used in investing activities amounted to $1,844 for the six-month period ended June 30, 2016 compared to $1,425 in the same period of 2015. The net cash used in investing activities for the six-month period ended June 30, 2016 relates exclusively to the purchase of fixed assets and mainly comprised of $1,540 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $187 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, and $90 for laboratory equipment.

The balance of cash and cash equivalents as at June 30, 2016 amounted to $1,096, compared to $2,663 as at June 30, 2015.

Subsequent Event

On August 5, 2016, the Company sold its royalty on future sales of Forfivo XL® to SWK Holdings Corporation for $6 million.

Under the terms of the agreement, SWK has paid IntelGenx $6 million at closing. In return for, (i) 100% of any and all royalties or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments. 10% of the proceeds will be paid to our former development partner, Cary Pharmaceuticals Inc.

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

INTELGENX TECHNOLOGIES CORPORATION

Date: August 11, 2016	By:/s/	Horst G. Zerbe

Horst G. Zerbe
President, C.E.O. and
Director

Date: August 11, 2016	By:/s/	Andre Godin

Andre Godin
Principal Accounting Officer