Form 10-Q
period 2016-09-30
IntelGenx Technologies Corp.
filed 2016-11-10
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes [  ]          No [  ]

APPLICABLE TO CORPORATE ISSUERS:

64,672,021 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 09, 2016.

IntelGenx Technologies Corp.
Form 10-Q

ii

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

Contents
Consolidated Balance Sheet	2
Consolidated Statement of Shareholders' Equity	3
Consolidated Statement of Comprehensive Income (Loss)	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 15

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current
Cash and cash equivalents	$2,720	$2,865
Short-term investments	3,002	-
Accounts receivable	211	1,140
Prepaid expenses	539	70
Investment tax credits receivable	171	97
Total Current Assets	6,643	4,172
Leasehold Improvements and Equipment, net	6,106	4,238
Security Deposit	724	506
Total Assets	$13,473	$8,916
Liabilities
Current
Accounts payable and accrued liabilities	826	1,595
Current portion of long-term debt (note 6)	589	184
Deferred revenue (note 5)	4,651	-
Total Current Liabilities	6,066	1,779
Deferred lease obligations	45	27
Long-term debt (note 6)	2,512	1,546
Total Liabilities	8,623	3,352
Shareholders' Equity
Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 64,672,020 shares issued and outstanding (note 7)	1	1
Additional Paid-in-Capital (note 8)	23,583	22,846
Accumulated Deficit	(18,113)	(16,557)
Accumulated Other Comprehensive Loss	(621)	(726)
Total Shareholders’ Equity	4,850	5,564
	$13,473	$8,916

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director

/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2016
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2015	63,615,255	$1	$22,846	$(16,557)	$(726)	$5,564
Foreign currency translation adjustment	-	-	-	-	105	105
Warrants exercised (note 8)	1,056,765	-	596	-	-	596
Stock-based compensation (note 8)	-	-	141	-	-	141
Net loss for the period	-	-	-	(1,556)	-	(1,556)
Balance – September 30, 2016	64,672,020	$1	$23,583	$(18,113)	$(621)	$4,850

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income (Loss)
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenues
Royalties	$-	$248	$1,051	$674
License and other revenue	1,819	2,135	2,258	2,919
Total Revenues	1,819	2,383	3,309	3,593

Expenses
Cost of royalty, license and other revenue	97	189	228	292
Research and development expense	388	274	1,295	643
Selling, general and administrative expense	1,072	553	2,837	1,505
Depreciation of tangible assets	174	6	361	19
Amortization of intangible assets	-	10	-	29
Total Expenses	1,731	1,032	4,721	2,488
Operating income (loss)	88	1,351	(1,412)	1,105
Interest income	2	7	2	20
Financing and Interest expense	(60)	(6)	(146)	(101)

Net Income (Loss)	30	1,352	(1,556)	1,024
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	32	(195)	105	(458)
Comprehensive Income (Loss)	$62	$1,157	$(1,451)	$566
Basic:
Weighted Average Number of Shares Outstanding	63,874,252	63,589,984	63,702,536	63,606,739
Diluted Earnings (Loss) Per Common Share (note 10)	$0.00	$0.02	$(0.02)	$0.01
Diluted:
Weighted Average Number of Shares Outstanding	73,541,378	64,030,092	63,702,536	71,725,902
Diluted Earnings (Loss) Per Common Share (note 10)	$0.00	$0.02	$(0.02)	$0.01

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Funds Provided (Used) -
Operating Activities
Net income (loss)	$30	$1,352	$(1,556)	$1,024
Amortization and depreciation	174	16	361	48
Stock-based compensation	49	25	141	105
	253	1,393	(1,054)	1,177
Changes in assets and liabilities:
Accounts receivable	539	(763)	929	(226)
Prepaid expenses	(430)	1	(469)	22
Investment tax credits receivable	(21)	(19)	(74)	41
Security deposit	11	15	(218)	(225)
Accounts payable and accrued liabilities	(331)	736	(769)	874
Deferred revenue	4,651	(390)	4,651	(1,169)
Deferred lease obligations	-		18
Net change in assets and liabilities	4,419	(420)	4,068	(683)

Net cash from operating activities	4,672	973	3,014	494

Financing Activities
Issuance of term loans	-	-	1,569	394
Repayment of term loans	(239)	(6)	(309)	(6)
Proceeds from exercise of warrants and stock options	596	28	596	62
Net cash provided by financing activities	357	22	1,856	450

Investing Activities
Additions to property and equipment	(385)	(1,221)	(2,229)	(2,646)
Acquisition of short-term investments	(3,000)	-	(3,000)	-
Net cash used in investing activities	(3,385)	(1,221)	(5,229)	(2,646)

Increase (decrease) in Cash and Cash Equivalents	1,644	(226)	(359)	(1,702)
Effect of Foreign Exchange on Cash and Cash Equivalents	(20)	(173)	214	(433)
Cash and Cash Equivalents
Beginning of Period	1,096	2,663	2,865	4,399

End of Period	$2,720	$2,264	$2,720	$2,264

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2015. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2016
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

Recently Issued Accounting Pronouncements

ASU 2016-15 – Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which clarifies how certain cash receipts and payments are to be presented in the Statement of cash flows. The statement is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

4.	Disclosure of the fair value of financial instruments measured at amortized cost would no longer be required for entities that not public business entities.

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

Revenue from Contracts with Customers (Topic 606):

During the nine months ended September 30, 2016, the FASB issued three new amendments related to Topic 606:

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or theretail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

4.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$75 thousand and USD$55 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 6) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at September 30, 2016, the Company has not drawn on its credit facility.

5.	Deferred revenue

On August 5, 2016, the Company sold its U.S. royalty on future sales of Forfivo XL® to SWK Holdings Corporation for $6 million. Under the terms of the agreement, SWK paid IntelGenx $6 million at closing. In return for, (i) 100% of any and all royalties or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments.

The deferred revenue represents the payment received for the royalty on future sales in the amount of $6 milliion less the Q2 royalties recognized in the second quarter in the amount of $352, less the amount recognized in other revenue during the three-month period ended September 30, 2016. The deferred revenue will be recognized as other revenue on a straight-line basis until December 31, 2017.

10% of the proceeds were paid to our former development partner, Cary Pharmaceuticals Inc. This amount is included in prepaid expenses less the portion expensed during the three-month period ended September 30, 2016. This expense will be recognized as cost of royalty, license and other revenue on a straight-line basis until December 31, 2017.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

6.	Long-term debt

The components of the Company’s debt are as follows:

	September 30, 2016	December 31, 2015
	$	$
(in U.S. $ thousands)
Term loan facility	2,453	1,188
Secured loan	648	542
Total debt	3,101	1,730
Less: current portion	589	184
Total long-term debt	2,512	1,546

The Company’s term loan facility consists of a total of CAD$3.5 million bearing interest at the Bank’s prime lending rate plus 2.50% . The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 4).

The secured loan has a principal balance authorized of CAD$1 million, bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$14 thousand from January 2017 to December 2021. During the three-month period ended September 30, 2016, the Company made a CAD$150 thousand payment which decreased the principal balance outstanding to CAD$850 thousand as at September 30, 2016. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next five years are as follows:
(in U.S. $ thousands)
2016	$123
2017	621
2018	621
2019	621
2020	621
Thereafter	494

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

7.	Capital Stock

	September 30,	December 31,
	2016	2015
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
64,672,020 (December 31, 2015 - 63,615,255) common shares	$647	$636

8.	Additional Paid-In Capital

Stock options

On January 19, 2016, 250 thousand options to purchase common stock were granted to non-employee directors and 225 thousand options were granted to employees under the 2006 Stock Option Plan. The options have an exercise price of $0.41. The options granted to the non-employee directors vested immediately and expire 5 years after the grant date. The options granted to the employees vest over a period of 2 years at the rate of 25% every six months and expire 5 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $82 thousand.

On September 15, 2016, 525 thousand options to purchase common stock were granted to employees and 75 thousand options were granted to a non-employee director under the 2006 Stock Option Plan. The options have an exercise price of $0.73. The options granted vest over a period of 2 years at the rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $252 thousand.

On September 15, 2016, 50 thousand options to purchase common stock were granted to a consultant under the 2006 Stock Option Plan. The options have an exercise price of $0.73. The options granted vest over a period of 2 years at the rate of 25% every six months and expire 5 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $16 thousand.

No stock options were exercised during the nine-month period ended September 30, 2016. During the nine-month period ended September 30, 2015 a total of 150,000 stock options were exercised for 150,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand.

Compensation expenses for stock-based compensation of $141 thousand and $105 thousand were recorded during the nine-month periods ended September 30, 2016 and 2015 respectively. The entire amounts expensed in each of the three quarters of 2016 and 2015 relates to stock options granted to employees and directors. As at September 30, 2016 the Company has $295 thousand (2015 - $159 thousand) of unrecognized stock-based compensation, of which $12 thousand (2015 – nil) relates to options granted to a consultant.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2016
(Expressed in U.S. Funds)
(Unaudited)

8.	Additional Paid-In Capital (Cont’d)

Warrants

During the nine-month period ended September 30, 2016, a total of 1,056,765 warrants were exercised for 1,056,765 common shares having a par value of $0 thousand in aggregate, for cash consideration of $596 thousand, resulting in an increase in additional paid-in capital of $596 thousand. No warrants were exercised during the nine-month period ended September 30, 2015.

9.	Related Party Transactions

Included in management salaries are $2 thousand (2015 - $1 thousand) for options granted to the Chief Executive Officer, $45 thousand (2015 - $25 thousand) for options granted to the Chief Financial Officer, $9 thousand (2015-$6 thousand) for options granted to the Vice President, Operations, $4 thousand (2015 - nil) for options granted to the Vice-President, Research and Development, $21 thousand (2015 - nil) for options granted to the former Vice President, Corporate Development, and $1 thousand for options granted to Vice-President, Business and Corporate Development (2015 – nil) under the 2006 Stock Option Plan and $45 thousand (2015 - $61 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $137 thousand (2015 - $198 thousand).

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month and nine-month periods ended September 30, 2016 and 2015.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx”, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2015. In preparing this MD&A, we have taken into account information available to us up to November 10, 2016, the date of this MD&A, unless otherwise indicated.

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

As previously announced, we have financed the Manufacturing Establishment and Laboratory Expansion project from cash in hand and a government-backed bank financing of up to CAD$3.5 million with the Bank as well as a CAD$1 million loan from Investissement Québec (“IQ”).

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

On July 11, 2016, the Company announced the receipt of the notice of appeal for the buprenorphine/naloxone sublingual film product for the treatment of opiate addiction by Par Pharmaceutical, Inc. (Par) and the Company to the United States Court of Appeals for the Federal Circuit from the final judgment issued by the U.S. District Court for the District of Delaware on June 28, 2016.

The ruling in the U.S. District Court of Delaware in the ANDA litigation of Par and the Company against Indivior PLC and Monosol Rx, LLC resulted in Par and the Company prevailing on the non-infringement of the U.S. Patent No. 8,017,150, which is set to expire in 2023, and on the invalidity (all claims) and non-infringement (certain claims) of the U.S. Patent No. 8,475,832, which is set to expire in 2030. The Court also ruled that Par's ANDA product would infringe the asserted claims of U.S. Patent No. 8,603,514, one of the Orange Book listed patents for Suboxone Film, and that the asserted claims of U.S. Patent No. 8,603,514 were not shown to be invalid.

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

On August 22, 2016, the Company announced the successful completion of a pilot clinical study for Montelukast VersaFilm™ that demonstrated a significantly improved pharmacokinetic profile against the reference product. Montelukast is a unique drug repurposing opportunity for the treatment of degenerative diseases of the brain, such as mild cognitive impairment and Alzheimer's disease, the most prominent form of dementia.

The study data confirmed that buccal absorption of the drug from the Montelukast film product resulted in a significally improved bioavailability of the drug compared to the commercial tablet. The study was designed as a single-dose, randomized, two-way cross-over pilot study in 8 healthy subjects. AUC0-inf was 3863 ± 1343 ng/ml*h-1 for the IntelGenx product vs. 2697 ± 1003 ng/ml*h-1 for the reference product Singulair® tablets, representing a 52% increase in bioavailability of the drug after administration of the IntelGenx film product. In addition, the study data confirmed that Montelukast crosses the blood/brain barrier when administered using IntelGenx' Versafilm™ delivery technology.

The Company has begun preparation for a phase II-a proof-of-concept (POC) study. Patient enrolment for this study is expected to commence in Q1/2017. The Company expects the results from the study to be available in Q4/2017. Based on the outcome of this first efficacy trial in humans, The Comapny will be actively seeking a partnership or alliance opportunity to further advance developmental work and commercialization of this product.

On August 5th, 2016, the Company announced that it had sold its U.S. royalty on future sales of Forfivo XL® to SWK Holdings Corporation (SWK) for $6 million (CAD$8 million). Forfivo XL® (Bupropion extended-release) is the first 450 mg bupropion HCl tablet indicated for Major Depressive Disorder, approved by the FDA.

Under the terms of the agreement, SWK will pay the Company $6 million at closing. In return for, (i) 100% of any and all royalties (as defined in the Edgemont Pharmaceuticals, LLC License Agreement) or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments. Patent protection for Forfivo XL® in the United States expires in 2027 with an authorized generic entering the market in January 2018.

SWK is a specialized finance company with a focus on the global healthcare sector. SWK partners with ethical product marketers and royalty holders to provide flexible financing solutions at an attractive cost of capital to create long-term value for both SWK's business partners and its investors.

On August 11, 2016, the Company announced the appointment of Mr. Mark Nawacki as a new member of the Board of Directors. Mr. Nawacki is currently the President and CEO of Searchlight Pharma Inc., a Canadian-based specialty pharmaceutical company focused on the acquisition and commercialization of innovative and unique healthcare and pharmaceutical products. Prior to joining Searchlight Pharma, Mr. Nawacki spent over 11 years building out the commercial and geographic footprint of Paladin Labs, having served until September 2014 as Executive Vice President, Business and Corporate Development. Over the course of his 11-year tenure at Paladin, Mr. Nawacki helped shape the therapeutic focus of Paladin's Canadian business via licensing and acquisitions, and built Paladin's international expansion and emerging markets strategy. From his arrival at Paladin in 2003, consolidated revenues grew from $20 million to almost $270 million annually, and the company's value increased from $75 million to over $3 billion when it was acquired by Endo International in 2014.

On September 12, 2016, the Company announced that they had entered into a licensing, development and supply agreement with Chemo Group (Chemo) granting Chemo the exclusive license to commercialize two generic products for the USA market and one product on a worldwide basis. Under the terms of the agreement, Chemo has obtained certain exclusive rights to market and sell IntelGenx' products in exchange for upfront and milestone payments, together with a share of the profits of commercialization. Chemo also has a right of first refusal to obtain the exclusive commercialisation rights for two of the products to include any country outside the USA.

Chemo is a privately held global pharmaceutical company with over 5,000 employees and operations in over 40 countries and revenues over $1.2 billion annually. Chemo operates across the entire pharmaceutical value chain, delivering specialized expertise and experience in scientific research, development, manufacturing, sales and marketing of a wide range of value-adding active pharmaceutical ingredients, finished dosage forms and branded pharmaceuticals, for human and animal health. While the main offices are located in Spain, Switzerland and Argentina, Chemo is acting worldwide, creating a broad and balanced manufacturing and commercial network across Europe, America, Asia and Africa, to address global opportunities and customers` needs in all major pharmaceutical markets.

Chemo`s activity is organized in three synergistic business areas: Industrial, Branded and Biotech, with over 5,000 professionals in more than 40 countries, 20 state-of-the-art facilities, 9 specialized R&D centers, 12 commercial offices and more than 50 pharmaceutical affiliates, serving 1,150 customers in 96 countries around the world.

On September 9, 2016 the Company and RedHill Biopharma Ltd. announced that they had entered into a binding term sheet agreement with Pharmatronic Co. granting Pharmatronic Co. the exclusive license to commercialize RIZAPORT® in the republic of Korea (South Korea). RIZAPORT® is a proprietary oral thin film formulation of rizatriptan for the treatment of acute migraines.

Subject to satisfaction of remaining conditions, the parties will endeavor to enter into a definitive agreement within 60 days of the execution of the term sheet.

Pursuant to the signing of a definitive agreement, RedHill will grant Pharmatronic Co. the exclusive rights to register and commercialize RIZAPORT® in South Korea. Under the term sheet, IntelGenx and RedHill are to receive an upfront payment and will be eligible to receive additional milestone payments upon achievement of certain predefined regulatory and commercial targets, as well as tiered royalties. Financial terms of the term sheet were not disclosed. The initial term of the definitive agreement is expected to be ten years from the date of first commercial sale with an automatic renewal of an additional two years. Commercial launch in South Korea is estimated to take place in the first quarter of 2019.

Pharmatronic Co. is a pharmaceutical company headquartered in Seoul and distributing exclusively licensed pharmaceutical products in Korea. Since established in 2005, Pharmatronic Co. has focused R&D and marketing resources on the specialized target field of neurology, ENT and urology, building a strong image as a leading provider in the pharmaceutical and healthcare industry.

Corporate related developments

New Manufacturing Facility with increased R&D and Administration space

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CAD$110 thousand (approximately $84 thousand) per year, which will increase at a rate of CAD$0.25 ($0.19) per square foot /per year, every two years. We plan to use the newly leased space to manufacture our oral film VersaFilm™ products, to enlarge our research and development capabilities, and for administration purposes.

We also finalised negotiations on April 29, 2015 for an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CAD$2.9 million (approximately $2.2 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the construction and renovation of facilities for the pharmaceutical industry, and has completed projects for various major pharmaceutical companies. We funded this project from cash on hand as well as a CAD$1 million loan from IQ. Construction was successfully completed in Q1, 2016.

As of September 30, 2016, we have received CAD$3.5 million in cash as part of a credit facility (approximately $3.0 million) negotiated with the Bank. The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency. The financial covenants of the credit facility require us to maintain a Minimum Debt Service Coverage ratio of 1.25:1, and a Maximum Total Debt to Tangible Net Worth ratio of 2.5:1. As part of securing the credit facility, we will maintain our operating bank account with the Bank and we will conduct all future banking transactions related to our business operations through the Bank. We used the funds for the purchase and installation of new equipment for our new, state-of the-art, manufacturing facility.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2016 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $621 due to the fluctuations in the rates used to prepare our financial statements, $105 of which positively impacted our comprehensive loss for the nine-month period ended September 30, 2016. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

		Three-month period				Nine-month period
		ended September 30,				ended September 30,
In U.S.$ thousands		2016		2015		2016		2015
	$		$		$		$
Comprehensive income (loss)		62		1,157		(1,451)		566
Add (deduct):
Depreciation and amortization		174		16		361		48
Finance costs		60		6		146		101
Finance income		(2)		(7)		(2)		(20)
Share-based compensation		49		25		141		105
Foreign currency translation adjustment		(32)		195		(105)		458

Adjusted EBITDA		311		1,392		(910)		1,258

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $1,081 for the three-month period ended September 30, 2016 to $311 compared to $1,392 for the three-month period ended September 30, 2015. Adjusted EBITDA decreased by $2,168 for the nine-month period ended September 30, 2016 to ($910) compared to $1,258 for the nine-month period ended September 30, 2015. The decrease in Adjusted EBITDA of $1,081 for the three-month period ended September 30, 2016 is mainly attributable to a decrease in revenues of $564 and an increase in selling, general and administrative expenses of $495 before consideration of stock-based compensation expense. The decrease in Adjusted EBITDA of $2,168 for the nine-month period ended September 30, 2016 is mainly attributable to an increase in selling, general and administrative expenses of $1,296 before consideration of stock-based compensation expense as well as an increase in research and development expenses of $652 and a decrease in revenues of $284.

Results of operations for the three-month and nine-month periods ended September 30, 2016 compared with the three-month and nine-month periods ended September 30, 2015.

	Three-month period		Nine-month period ended
	ended September 30,		September 30,
In U.S.$ thousands	2016	2015	2016	2015
Revenue	$1,819	$2,383	$3,309	3,593

Cost of Royalty, License, and other Revenue	97	189	228	292
Research and Development Expenses	388	274	1,295	643
Selling, General and Administrative Expenses	1,072	553	2,837	1,505
Depreciation of tangible assets	174	6	361	19
Amortization of intangible assets	-	10	-	29
Operating income (loss)	88	1,351	(1,412)	1,105
Net income (loss)	30	1,352	(1,556)	1,024
Comprehensive income (loss)	62	1,157	(1,451)	566

Revenue

Total revenues for the three-month period ended September 30, 2016 amounted to $1,819, representing a decrease of $564 or 24% compared to $2,383 for the three-month period ended September 30, 2015. Total revenues for the nine-month period ended September 30, 2016 amounted to $3,309, representing a decrease of $284 or 8% compared to $3,593 for the nine-month period ended September 30, 2015. The decrease for the three-month period ended September 30, 2016 compared to the last year’s corresponding period is mainly attributable to a decrease in license and other revenues of $316 and a decrease in royalties of $248. The decrease in license and other revenues is mainly attributable to a decrease in milestone revenues of $1,726 and a decrease in deferred license revenues of $409, offset by an increase in other revenues of $1,819 (upfront and deferred revenues on monetization). The decrease in royalties is attributable to the sale of the royalty on future sales of Forfivo XL®. The decrease for the nine-month period ended September 30, 2016 compared to the last year’s corresponding period is mainly attributable to a decrease in license and other revenues of $661, offset by an increase in royalties of $377. The decrease in license and other revenues is mainly attributable to a decrease in milestone revenues of $1,380 and a decrease in deferred license revenues of $1,181, offset by an increase in other revenues of $1,900 (upfront and deferred revenues on monetization).

Cost of royalty, license, and other revenue

We recorded $97 for the cost of royalty license, and other revenue in the three-month period ended September 30, 2016 compared with $189 in the same period of 2015. We recorded $228 for the cost of royalty, license, and other revenue in the nine-month period ended September 30, 2016 compared with $292 in the same period of 2015. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended September 30, 2016 amounted to $388, representing an increase of $114 or 42%, compared to $274 for the three-month period ended September 30, 2015. R&D expenses for the nine-month period ended September 30, 2016 amounted to $1,295, representing an increase of $652 or 101%, compared to $643 for the nine-month period ended September 30, 2015.

The increase in R&D expenses for the three-month period ended September 30, 2016 is mainly attributable to increases in patent costs of $75 and R&D salaries of $44 mainly related to new hires. The increase in R&D expenses for the nine-month period ended September 30, 2016 is mainly attributable to increases in patent costs of $349, study costs of $63, analytical costs of $55, lab supplies and consumables of $66 as well as R&D salaries of $109 mainly related to new hires.

In the three-month period ended September 30, 2016 we recorded estimated Research and Development Tax Credits and refunds of $22, compared with $23 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2016 we recorded estimated Research and Development Tax Credits and refunds of $67, compared with $71 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended September 30, 2016 amounted to $1,072, representing an increase of $519 or 94%, compared to $553 for the three-month period ended September 30, 2015. SG&A expenses for the nine-month period ended September 30, 2016 amounted to $2,837, representing an increase of $1,332 or 89%, compared to $1,505 for the nine-month period ended September 30, 2015.

The increase in SG&A expenses for the three-month period ended September 30, 2016 is mainly attributable to an increase in salaries and benefits of $237 attributable to the hiring of executives as well as employees in manufacturing and quality departments to support the beginning of the manufacturing operations. The increase was also attributable to an increase in business development expenses of $119, increase in legal fees of $81 and an increase in leasehold expenses of $41. The increase in SG&A expenses for the nine-month period ended September 30, 2016 is mainly attributable to an increase in salaries and benefits of $700 attributable to the hiring of executives as well as employees in manufacturing and quality departments to support the beginning of the manufacturing operations. The increase was also attributable to an increase in business development expenses of $233 and an increase in leasehold expenses of $107, an increase in office expenses of $82 as well as an increase in legal expenses of $79.

Depreciation of tangible assets

In the three-month period ended September 30, 2016 we recorded an expense of $174 for the depreciation of tangible assets, compared with an expense of $6 thousand for the same period of the previous year. In the nine-month period ended September 30, 2016 we recorded an expense of $361 for the depreciation of tangible assets, compared with an expense of $19 thousand for the same period of the previous year. The increases in the depreciation of tangible assets are mainly attributable to the commencement of the depreciation of the leasehold improvement as well as the plant equipment.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2016 amounted to $49 compared to $25 for the three-month period ended September 30, 2015. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2016 amounted to $141 compared to $105 for the nine-month period ended September 30, 2015.

We expensed approximately $45 in the three-month period ended September 30, 2016 for options granted to our employees in 2014, 2015 and 2016 under the 2006 Stock Option Plan, and approximately $4 for options granted to non-employee directors in 2014, 2015 and 2016, compared with $19 and $6 respectively that was expensed in the same period of the previous year. We expensed approximately $96 in the nine-month period ended September 30, 2016 for options granted to our employees in 2014, 2015 and 2016 under the 2006 Stock Option Plan, and approximately $45 for options granted to non-employee directors in 2014, 2015 and 2016, compared with $44 and $61 respectively that was expensed in the same period of the previous year.

There remains approximately $295 in stock based compensation to be expensed in fiscal 2016 and 2017, all of which relates to the issuance of options to our employees and directors during 2014 to 2016, except for $12 thousand which relates to options granted to a consultant in 2016. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	September	December	Increase/	Increase/
In U.S.$ thousands	30, 2016	31, 2015	(Decrease)	(Decrease)
Current Assets	$6,643	$4,172	$2,471	59%
Leasehold Improvements and Equipment, net	6,106	4,238	1,868	44%
Security Deposit	724	506	218	43%
Current Liabilities [1]	6,066	1,779	4,287	241%
Long-term Debt	2,512	1,546	966	62%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	23,583	22,846	737	3%

1 Deferred revenue is included in current liabilities.

Current assets

Current assets totaled $6,643 as at September 30, 2016 compared with $4,172 at December 31, 2015. The increase of $2,471 is mainly attributable to increases in short-term investments of $3,002, prepaid expenses of $469, and investment tax credits receivable of $74, partially offset by decreases in accounts receivable of $929 and cash and cash equivalents of $145.

Cash and cash equivalents

Cash and cash equivalents totaled $2,720 as at September 30, 2016 representing a decrease of $145 compared with the balance of $2,865 as at December 31, 2015. The decrease in cash on hand relates to net cash used in investing activities of $5,229, offset by net cash provided from operating activities of $3,014 and financing activities of $1,856 and an unrealized foreign exchange gain of $214.

The cash used in investing activities of $5,229 was for the purchase of fixed assets mainly comprised of $1,600 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $442 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, and $160 for laboratory equipment. Cash was also used for the acquisition of short-term investments of $3,000.

The cash provided by financing activities derives from an additional loan disbursement in the amount of $1,569 negotiated with the Lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. An amount of $596 derives from the proceeds of exercise of warrants

Accounts receivable

Accounts receivable totaled $211 as at September 30, 2016 representing a decrease of $929 compared with the balance of $1,140 as at December 31, 2015. The main reason for the decrease is related to the remaining balance of $1,000 received in Q1 2016 from Edgemont’s $3,000 milestone payment.

Prepaid expenses

As at September 30, 2016 prepaid expenses totaled $539 compared with $70 as of December 31, 2015. The increase in prepaid expenses is attributable to the payment of 10% of the royalty on future sales made to Cary Pharmaceuticals Inc. following the August 2016 monetization.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $171 as at September 30, 2016 compared with $97 as at December 31, 2015. The increase relates to the accrual estimated and recorded for the first nine months of 2016.

Leasehold improvements and equipment

As at September 30, 2016, the net book value of leasehold improvements and equipment amounted to $6,106, compared to $4,238 at December 31, 2015. In the nine-month period ended September 30, 2016 additions to assets totaled $2,229 and mainly comprised of $1,600 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $442 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, Canada, and $160 for laboratory equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2016. Security deposits in the amount of CAD$650 for the term loans were also recorded as at September 30, 2016.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $826 as at September 30, 2016 compared with $1,595 as at December 31, 2015. The decrease is mainly attributable to the outstanding amount due to the construction Company related to our new facility located at 6420 Abrams, St-Laurent, Quebec that was paid in the nine-month period ended September 30, 2016.

Deferred revenue

On August 5, 2016, the Company sold its U.S. royalty on future sales of Forfivo XL® to SWK Holdings Corporation for $6 million. Under the terms of the agreement, SWK has paid IntelGenx $6 million at closing. In return for, (i) 100% of any and all royalties or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments.

The deferred revenue represents the payment received for the royalty on future sales in the amount of $6 million less the Q2 royalties recognized in the second quarter in the amount of $352, less the amount recognized in other revenue during the three-month period ended September 30, 2016. The deferred revenue will be recognized as other revenue on a straight-line basis until December 31, 2017.

10% of the proceeds were paid to our former development partner, Cary Pharmaceuticals Inc. This amount is included in prepaid expenses less the portion expensed during the three-month period ended September 30, 2016. This expense will be recognized as cost of royalty, license and other revenue on a straight-line basis until December 31, 2017.

Long-term debt

Long-term debt totaled $3,101 as at September 30, 2016 (December 31, 2015 - $1,730). An amount of $2,453 is attributable to a term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

An amount of $648 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Shareholders’ equity

As at September 30, 2016 we had accumulated a deficit of $18,113 compared with an accumulated deficit of $16,557 as at December 31, 2015. Total assets amounted to $13,473 and shareholders’ equity totaled $4,850 as at September 30, 2016, compared with total assets and shareholders’ equity of $8,916 and $5,564 respectively, as at December 31, 2015.

Capital stock

As at September 30, 2016 capital stock amounted to $0.647 (December 31, 2015: $0.636) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $23,583 as at September 30, 2016, as compared to $22,846 as at December 31, 2015. Additional paid in capital increased by $596 due to the exercise of warrants and by $141 for stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
In U.S.$ thousands	September	September	Increase/	Increase/
	30, 2016	30, 2015	(Decrease)	(Decrease)
Operating Activities	$3,014	$494	$2,520	510%
Financing Activities	1,856	450	1,406	312%
Investing Activities	(5,229)	(2,646)	(2,583)	98%
Cash and cash equivalents - end of period	2,720	2,264	456	20%

Statement of cash flows

Net cash from operating activities was $3,014 for the nine-month period ended September 30, 2016, compared to $494 for the nine-month period ended September 30, 2015. For the nine-month period ended September 30, 2016, net cash from operating activities consisted of a net loss of $1,556 (2015: net income of $1,024) and an increase in non-cash operating elements of working capital of $4,068 (2015: decrease in $683).

The net cash provided by financing activities was $1,856 for the nine-month period ended September 30, 2016, compared to $450 provided in the same period of the previous year. An amount of $1,569 derives from disbursements of a term loan negotiated with the Bank (2015: $394) and $596 derives from the proceeds of exercise of warrants and stock options (2015: $62) for the nine-month period ended September 30, 2016

Net cash used in investing activities amounted to $5,229 for the nine-month period ended September 30, 2016 compared to $2,646 in the same period of 2015. The investing activities for the nine-month period ended September 30, 2016 used liquidities in the amount of $2,229 (2015: $2,646) for the purchase of fixed assets mainly comprised of $1,600 for manufacturing and packaging equipment required for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $442 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, and $160 for laboratory equipment. The increase in cash used in investing activities was also attributable to the acquisition of short-term investments of $3,000 (2015: nil).

The balance of cash and cash equivalents as at September 30, 2016 amounted to $2,720, compared to $2,264 as at September 30, 2015.

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

Exhibit 10.24
Amendment to Principal’s Registration Rights Agreement dated November 8, 2016

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: November 10, 2016	By: /s/ Horst G. Zerbe
------------------------------------
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 10, 2016	By: /s/ Andre Godin
------------------------------------
Andre Godin
Principal Accounting Officer