Form 10-K
period 2016-12-31
IntelGenx Technologies Corp.
filed 2017-03-28
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes☐        No ☑

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
Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes        No ☑

As of June 30, 2016, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $26,564,328 based on the closing price of the registrant’s common shares of U.S. $0.50, as reported on the OTCQX on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2017
Common Stock, $.00001 par value	65,422,021 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CA$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2016 closing rate reported by the Bank of Canada, being U.S. $1.00 = CA$1.3256.

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

Overview

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. More recently, we have made the strategic decision to enter the oral film market and are in the process of implementing commercial oral film manufacturing capability. This enables us to offer our partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer and manufacturing scale-up, and commercial manufacturing.

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

Managing our project pipeline is a key success factor for the Company. We have undertaken a strategy under which we will work with pharmaceutical companies in order to apply our oral film technology to pharmaceutical products for which patent protection is nearing expiration, a strategy which is often referred to as “lifecycle management”. Under §(505)(b)(2) of the Food, Drug, and Cosmetics Act,the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination.

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

We have established a state-of-the-art manufacturing facility with the intent to manufacture all our VersaFilm™ products in-house as we believe that this:

1)	represents a profitable business opportunity,
2)	will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know- how and intellectual property, and
3)	allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) VersaFilm™, an Oral Film technology, (2) VersaTab™, a Multilayer Tablet technology, and (3) AdVersa®, a Mucoadhesive Tablet technology.

VersaFilm™ is a drug delivery platform technology that enables the development of oral thin films, improving product performance:

•	Rapid disintegration without the need for water;
•	Quicker buccal or sublingual absorption;
•	Potential for faster onset of action and increased bioavailability;
•	Potential for reduced adverse effects by bypassing first-pass metabolism;
•

Easy administration for patients who have problems in swallowing: pediatric, geriatric, fear choking and/or suffering from nausea (e.g., nausea resulting from chemotherapy, radiotherapy or any surgical treatment);

•	Pleasant taste;
•	Small and thin size, making it convenient for consumers.

Our VersaFilm™ technology consists of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia (USP) components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm™ technology is designed to provide a rapid response compared to existing conventional tablets. Our VersaFilm™ technology is intended for indications requiring rapid onset of action, such as migraine, opioid dependence, chronic pain, motion sickness, erectile dysfunction, and nausea.

Our VersaTab™ platform technology allows for the development of oral controlled-release products. It is designed to be versatile and to reduce manufacturing costs as compared to competing oral extended-release delivery technologies. Our VersaFilm™ technology allows for the instant delivery of pharmaceuticals to the oral cavity, while our AdVersa® allows for the controlled release of active substances to the oral mucosa.

Our VersaTab™ technology represents a new generation of controlled release layered tablets designed to modulate the release of active compounds. The technology is based on a multilayer tablet with an active core layer and erodible cover layers. The release of the active drug from the core matrix initially occurs in a first-order fashion. As the cover layers start to erode, their permeability for the active ingredient through the cover layers increases. Thus, the Multilayer Tablet can produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period of time. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multilayer technology offers the opportunity to develop combination products in a regulatory-compliant format. Combination products are made up of two or more active ingredients that are combined into a single dosage form.

Our Mucoadhesive Tablet is a drug delivery system capable of adhering to the oral mucosa and releasing the drug onto the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect, whereby the liver metabolizes the active ingredient and greatly reduces the level of drug reaching the systemic circulation, (ii) it leads to a higher absorption rate in the oral cavity as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. Our AdVersa® technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” products are essentially copies of products that have already received FDA approval). Of the fourteen projects currently in our product portfolio, three utilize our VersaTab™ technology, ten utilize our VersaFilm™ technology, and one utilizes our AdVersa® technology.

INT0001/2004: This is the most advanced generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. In November 2016 we entered into a License and Development Agreement with Chemo Group to advance the commercialization of our Versa Tab™ product. The manufacturing technology transfer to Chemo is currently ongoing.

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

The product was launched in the U.S. in October 2012 under the brand name Forfivo XL®. As of December 31, 2015 we had received an upfront payment of $1 million and a $1 million milestone payment related to the launch. The commercialization of Forfivo XL® triggered a launch-related milestone payment of $3 million from IntelGenx’ licensing partner Edgemont due to Edgemont reaching in July 2015, $7 million of cumulative net trade sales of Forfivo XL® over the preceding 12 months. From that $3 million milestone payment, $1 million was received in Q3 2015. Of the remaining balance of $2 million, $1 million was received in Q4 2015 and $1 million was received in Q1 2016. We commenced receiving royalty payments in the first quarter of 2013. We recorded $433 thousand for the cost of royalty and license revenue in the twelve-month period ended December 31, 2015 compared with $61 in the same period of 2014.

In August 2013, we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an Abbreviated New Drug Application ("ANDA") to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg tablets in the U.S. In November 2014 we announced that the Paragraph IV litigation with Wockhardt had been settled and that, under the terms of the settlement, Wockhardt has been granted the right, with effect from January 15, 2018, to be the exclusive marketer and distributor of an authorized generic of Forfivo XL® in the U.S.

In December 2014 we announced that Edgemont had exercised its right to extend the license for the exclusive marketing of Forfivo XL® 450 mg tablets. In exchange, we received milestone payments of $650 thousand in December 2014 and $600 thousand in February 2015. All other financial obligations contained in the license agreement entered into by Edgemont and IntelGenx in February 2012, specifically launch-related and sales milestones, together with the contractual royalty rates on net sales of the product, remained in effect.

On August 5th, 2016, we announced that we had sold our U.S. royalty on future sales of Forfivo XL® to SWK Holdings Corporation (SWK) for $6 million (CAD$8 million). Forfivo XL® (Bupropion extended-release) is the first 450 mg bupropion HCl tablet indicated for Major Depressive Disorder, approved by the FDA. As per terms of the agreement, we received $6 million from SKW at closing. In return for, (i) 100% of any and all royalties (as defined in the Edgemont Pharmaceuticals, LLC License Agreement) or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments. Patent protection for Forfivo XL® in the United States expires in 2027 with an authorized generic entering the market in January 2018.

SWK is a specialized finance company with a focus on the global healthcare sector. SWK partners with ethical product marketers and royalty holders to provide flexible financing solutions at an attractive cost of capital to create long-term value for both SWK's business partners and its investors.

INT0007/2006: We are developing an oral film product based on our VersaFilm™ technology containing the active ingredient Tadalafil. The product is intended for the treatment of erectile dysfunction (ED). The results of a phase I pilot study that was conducted in the second quarter of 2015 confirmed that the product is bioequivalent with the brand product, Cialis®. We are currently manufacturing submission batches that are intended to support a 505(b)(2) NDA filing with the FDA with a target submission date of about mid-2017 and a PDUFA date expected to be approximately mid-2018.

On November 21, 2016, we announced the signing of a binding term sheet for a license to Eli Lilly and Company's tadalafil dosing patent, United States Patent No. 6,943,166 (the '166 dosing patent). Any exclusivity associated with the tadalafil compound patent is not affected by this agreement.

Subject to FDA approval, this license allows us to commercialize a Tadalafil ED VersaFilm™ product in the U.S. prior to the expiration of the '166 dosing patent. This license terminates all our current tadalafil-related litigation activities.

We are currently actively seeking a partner for the commercialization of our Tadalafil ED VersaFilm™ product.

INT0008/2007: We developed this oral film product based on our VersaFilm™ technology. In March 2013 we submitted a 505(b)(2) new drug application (“NDA”) to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product marketed by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with a co-development and commercialization agreement with RedHill Biopharma Ltd. (“RedHill”). The product uses our proprietary immediate release VersaFilm™ oral drug delivery technology. In December 2011, we received approval by Health Canada to conduct a pivotal bioequivalence study to determine if our product is safe and bioequivalent with the FDA approved reference product, Maxalt-MLT®. The trial was conducted in the second quarter of 2012 and was a randomized, two-period, two-way crossover study in healthy male and female subjects. The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

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

In March 2014 we submitted our response to the FDA's CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the active pharmaceutical ingredient (“API”) of the product has been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA. We have identified a new source of API which is currently used to manufacture new submission lots to support the re-submission of the NDA filing in mid 2017 with PDUFA date expected by early 2018.

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

On September 10, 2015 we announced the positive outcome of the DCP confirming that RIZAPORT™ is approvable in Europe. The announcement followed the issuance of the Final Assessment Report from the Reference Member State (RMS), the Federal Institute for Drugs and Medical Devices of Germany (BfArM), and the agreement of all the Concerned Member States (CMS) in DCP that RIZAPORT® is approvable. With the decision, the regulatory process entered its final phase known as the national licensing phase during which the National Agencies in the individual countries will issue the marketing licenses that allow RIZAPORT® to be marketed in each country.

On November 9, 2015 we announced that the Federal Institute for Drugs and Medical Devices of Germany (BfArM) has granted marketing authorization of RIZAPORT® 5mg and 10mg, an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. The national approval of RIZAPORT® in Germany was granted under the European Decentralized Procedure (DCP), in which Germany served as the Reference Member State. This authorization was the first national marketing approval of RIZAPORT®. Marketing authorization in Luxemburg, the Concerned Member State, is expected to follow. IntelGenx and RedHill intend to continue to work together to obtain national phase approvals in other European DCP territories.

On February 18, 2016, we announced that the USPTO had granted a patent protecting Rizaport®, an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. This patent protects the composition of Rizaport® and will be listed in the Orange Book upon approval of the product by the FDA. The patent application, entitled "Instantly Wettable Oral Film Dosage Form Without Surfactant or Polyalcohol" covers rapidly disintegrating film oral dosage forms and is valid until 2034.

On July 5, 2016, we announced the signing of the definitive agreement with Grupo Juste S.A.Q.F. (now Exeltis Healthcare, S.L. (“Exeltis”)) for the commercialization of RIZAPORT®, our proprietary oral thin film for the treatment of acute migraines, in the country of Spain. All commercial manufacturing of RIZAPORT® will take place at our new state-of-the-art manufacturing facility in Canada. Grupo Juste (Exeltis) is a prominent private Spanish company with over 90 years of experience in the research, development and commercialization of proprietary pharmaceutical products, including migraine and other central nervous system drugs, in Europe, Latin America and other territories.

According to the definitive agreement, Grupo Juste (Exeltis) has obtained exclusive rights to register, promote and distribute RIZAPORT® in Spain. In exchange, we and Redhill Biopharma will receive upfront and milestone payments, together with a share of the net sales of RIZAPORT®. Commercial launch in Spain is estimated to take place in the second half of 2017. The initial term of the definitive agreement shall be for ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term.

Through our partner Grupo Juste (Exeltis), the product was submitted in Spain in September 2016 for approval using a decentralized procedure. Approval in Spain is currently expected for Q4 2017.

On December 14, 2016, we, together with our partner RedHill, announced the signing of an exclusive license agreement with Pharmatronic Co. for the commercialization of RIZAPORT® in the Republic of Korea (South Korea). Under the terms of the agreement, RedHill granted Pharmatronic Co. the exclusive rights to register and commercialize RIZAPORT® in South Korea. IntelGenx and RedHill have received an upfront payment and will be eligible to receive additional milestone payments upon achievement of certain predefined regulatory and commercial targets, as well as tiered royalties. The initial term of the definitive agreement with Pharmatronic Co. is for ten years from the date of first commercial sale and shall automatically renew for an additional two-year term. Commercial launch in South Korea is estimated to take place in the first quarter of 2019.

INT0010/2006: We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal muco-adhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. In 2009, we completed a clinical biostudy on the muco-adhesive tablet we developed which is based on our proprietary AdVersa™ technology. The study results indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to U.S. Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further provide intellectual property protection for this project. Subsequent to the 2016 fiscal year end, on February 9, 2017, we announced the signing of a binding term sheet with Tetra Bio-Pharma Inc. (“Tetra”) for the development and commercialization of a drug product containing dronabinol. Under the binding term sheet, Tetra will have exclusive rights to sell the product in North America with a right of first negotiation for outside the U.S. and Canada.

As per the Binding Term Sheet, we received a non-refundable exclusive negotiation payment from Tetra. We will also be entitled to receive an upfront payment along with set milestone payments based on the completion of an efficacy study, approvals from FDA and Health Canada and launching of the product.

We will be responsible for the research and development of the product, including optimization of the prototype, scale-up activities and preparation of a phase II proof of concept clinical study and will develop the product as an oral mucoadhesive tablet based on our proprietary AdVersa® controlled-release technology. Tetra will be responsible for funding the product development, and will own and control all regulatory approvals, including the application and any other marketing authorizations. Tetra will also be responsible for all aspects of commercializing the drug product.

INT0027/2011: We developed this oral film product based on our VersaFilm™ technology. In accordance with a co-development and commercialization agreement with Par Pharmaceutical Companies, Inc. (“Par”), we developed an oral film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for the treatment of opioid dependence. A bioequivalent film formulation was developed, scaled-up, and pivotal batches manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

In August 2013 we were notified that, in response to filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832, 8,603,514 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we do not expect any unanticipated impact on our already planned development schedule. In June 2016, an opinion from the district court was obtained on the validity and infringement of the 3 orange book patents. The court ruled that the product is not infringing on two out of the three patents. Subsequently, appeals were filed by both parties.

In December 2014, Reckitt Benckiser Pharmaceuticals and Monosol RX filed a lawsuit for patent infringement in the U.S. District Court for the District of Delaware relating to the Suboxone® ANDA product. We were named as a codefendant in this action alleging patent infringement United States Patent Nos. 8,900,497 (“the ’497 patent”) and 8,906,277 (“the ’277 patent”), each of which relate to a process for making a uniform oral film (“the process patents”). The trial for the process patents was held in November 2016. We believe the ANDA product relating to Suboxone® does not infringe those process patents or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense.

On July 11, 2016, the Company announced the receipt of the notice of appeal for the buprenorphine/naloxone sublingual film product for the treatment of opiate addiction by Par and the Company to the United States Court of Appeals for the Federal Circuit from the final judgment issued by the U.S. District Court for the District of Delaware on June 28, 2016.

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

Subsequent to year end, in late January 2017 we received a CRL from the FDA requesting more information on the API’s and the finished product.

INT0036/2013: Loxapine is for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder. Loxapine oral film will utilize the company's proprietary VersaFilm™ technology, allowing for an improved product to offer patients significant therapeutic benefits compared to existing medications. A fast acting loxapine oral film dosage form that can be used to effectively treat acute agitation associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients while reducing the risk of pulmonary problems is needed as it could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation. Our first clinical study on this product, completed in Q4 2014, suggested improved bioavailability compared to the currently approved tablet. In late 2015 we completed a second pilot clinical study which demonstrated that buccal absorption of the drug from the loxapine oral film results in a significantly higher bioavailability of the drug compared to oral tablets. We are currently optimizing the film to further improve time to reach peak plasma concentrations.

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

On September 12, 2016, we announced that we had entered into a licensing, development and supply agreement with Chemo Group (“Chemo”) granting Chemo the exclusive license to commercialize two generic products for the USA market and one product on a worldwide basis. Under the terms of the agreement, Chemo has obtained certain exclusive rights to market and sell our products in exchange for upfront and milestone payments, together with a share of the profits of commercialization. Chemo also has a right of first negotiation to obtain the exclusive commercialization rights for two of the products to include any country outside the USA. Preparation of Scale-up activities for the product are currently ongoing.

INT0039/2013: A product based on one of our proprietary technologies has complete development and phase I clinical trial with positive data. The product was being developed in accordance with another development and commercialization agreement with Par Pharmaceutical, Inc. On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for this product. As such, the product was returned to the Company with full rights and no requirement for any compensation for work paid by Par. We continue to work closely with Par on the opioid dependence product and are pleased the relationship is on excellent terms.

On September 12, 2016, we announced that we had entered into a licensing, development and supply agreement with Chemo granting Chemo the exclusive license to commercialize two generic products for the U.S. market and one product on a worldwide basis. Under the terms of the agreement, Chemo has obtained certain exclusive rights to market and sell our products in exchange for upfront and milestone payments, together with a share of the profits of commercialization. Chemo also has a right of first negotiation to obtain the exclusive commercialization rights for two of the products to include any country outside the U.S. Preparation scale-up and submission activities are currently ongoing.

INT0040/2014: An oral film product based on our proprietary edible film technology is currently in the optimization development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

On December 27, 2016, we announced that we have entered into a co-development and commercialization agreement with Endo Ventures Ltd. for this product utilizing our proprietary VersaFilm™ for the U.S. market. Under the agreement, Endo has obtained certain exclusive rights to market and sell our product in the U.S. We received an upfront payment and will receive future milestone payments. Endo and IntelGenx will share the profits of commercialization.

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

INT0043/2015: We are currently developing an oral film containing montelukast as an active ingredient based on our proprietary edible film technology VersaFilm™ .In pre-clinical studies, it was discovered that montelukast has the potential to rejuvenate the brain in aged rats.

We are collaborating with Dr. Ludwig Aigner, a neuroscientist who is a member of our Scientific Advisory Board and head of the Institute of Molecular Regenerative Medicine at the Paracelsus Medical University in Salzburg, Austria. Dr. Aigner has made major contributions in the field of brain and spinal cord regeneration over the last 25 years. He was the first to develop tools to visualize neurogenesis in living animals and identified signaling mechanisms that are crucially involved in limiting brain regeneration. One of these mechanisms, leukotriene signaling, is related to asthma. In consequence, Dr. Aigner and his team recently demonstrated that the anti-asthmatic drug montelukast structurally and functionally rejuvenates the aged brain. His main aim is to develop molecular and cellular therapies for patients with neurodegenerative diseases and for the aged population.

On July 13, 2016, we announced the initiation of a phase 1 clinical trial of montelukast, a unique drug repurposing opportunity for the treatment of degenerative diseases of the brain, such as: mild cognitive impairment and Alzheimer’s disease, the most prominent form of dementia. The objectives of the trial were to demonstrate that our oral film product will provide therapeutically effective blood levels of montelukast, and that montelukast when delivered using our oral film crosses the blood brain barrier.

On August 22, 2016, we announced the successful completion of the pilot clinical study for our Montelukast VersaFilm™ that demonstrated a significantly improved pharmacokinetic profile against the reference product. The study data confirmed that buccal absorption of the drug from the Montelukast film product resulted in a significantly improved bioavailability of the drug compared to the commercial tablet. In addition, the study data confirmed that Montelukast crosses the blood brain barrier when administered using our Versafilm™ delivery technology.

We commenced preparation for a phase II-a proof-of-concept (“POC”) study. The Company expects the results from the study to be available in Q4/2017. We are also actively working on securing the IP of our product by filing numerous patent applications. Based on the outcome of this first efficacy trial in humans, we will be actively seeking a partnership or alliance opportunity to further advance developmental work and commercialization of this product.

INT0044/2016: A product based on one of our VersaTabTM proprietary technologies currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

On December 1st, 2016, we announced that we had strengthened our relationship with Chemo by signing a term sheet for the co-development and commercialization of a generic tablet in the area of CNS (central nervous system) on a worldwide basis. According to Global Data, worldwide sales in 2015 of the CNS related product exceeded $4 billion.

As per the agreement we received an upfront payment and will be entitled to receive development costs of the product and future milestone payments. Chemo and IntelGenx will also share the profits of commercialization. The definitive agreement was signed on December 30, 2016.

The current status of each of our products as of the date of this report is summarized in the following table:

Product	Indication	Status of Development
INT0001/2004	Anti-hypertension	Technology transfer ongoing
INT0004/2006	Antidepressant	FDA-approved November 2011. Commercially launched in USA as Forfivo XL® in October 2012. In 2016 we sold the royalty revenue to SWK.
INT0007/2006	Erectile dysfunction	Submission preparation ongoing
INT0008/2008	Migraine	Submission preparation ongoing at IntelGenx. Submission currently under review by Spanish authorities.
INT0010/2006	Pain	Formulation optimization, scale-up preparation and clinical study evaluation
INT0027/2011	Opioid dependence	ANDA submitted to FDA in July 2013. CRL received and under review.
INT0036/2012	Schizophrenia	Formulation development ongoing
INT0037/2013	Undisclosed	Product developed. Preparing manufacture of submission batches.
INT0039/2013	Undisclosed	Product developed. Preparing manufacture of submission batches
INT0040/2013	Undisclosed	Formulation development ongoing
INT0041/2015	Undisclosed	Formulation development ongoing
INT0042/2015	Undisclosed	Formulation development ongoing
INT0043/2015	Alzheimer	Formulation development completed in preparation for clinical phase II proof of concept
INT0044/2016	Undisclosed	Formulation development ongoing

Growth Strategy

Our primary growth strategies include: (1) identifying lifecycle management opportunities for existing market leading pharmaceutical products, (2) develop oral film products that provide tangible patient benefits, (3) development of new drug delivery technologies, (4) repurposing existing drugs for new indications, (5) developing generic drugs where high technology barriers to entry exist in reproducing branded films, and (6) manufacturing our VersaFilm™ products for commercial sale. In addition, our service portfolio also includes contract manufacturing services as contract manufacturing presents an attractive short term revenue opportunity and increases the utilization of the manufacturing factory, thus further absorbing overhead costs.

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

Product Opportunities that provide Tangible Patient Benefits

Our focus will be on developing oral film products leveraging our VersaFilm™ technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™, and our AdVersa® mucosal adhesive tablet, are two examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

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

With our current manufacturing equipment, we are only able to manufacture products that do not contain flammable organic solvents. Since several of our film products are solvent-based, we are in the process of acquiring manufacturing equipment that is capable of handling organic solvents, and we are expanding our manufacturing facility in order to create the space required for this new manufacturing equipment.

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

The key factors affecting the development and commercialization of our drug delivery products are likely to include, among other factors:

•	The regulatory requirements;

•	The safety and efficacy of our products;

•	The relative speed with which we can develop products;

•	Generic competition for any product that we develop;

•	Our ability to defend our existing intellectual property and to broaden our intellectual property and technology base;

•	Our ability to differentiate our products;

•	Our ability to develop products that can be manufactured on a cost effective basis;

•	Our ability to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) and any other regulatory requirements; and

•	Our ability to obtain financing.

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities and in our manufacturing technology expertise, in order to further strengthen our technology base and to develop the ability to manufacture our VersaFilm™ products ourselves, and our VersaTab™ and AdVersa® products through our manufacturing partners, at competitive costs.

Our Competitive Strengths

We believe that our key competitive strengths include:

•	Our comprehensive full services;

•	Our diversified pipeline;

•	Our ability to swiftly develop products through to regulatory approval; and

•	The versatility of our drug delivery technologies.

Manufacturing Partnership

While we previously manufactured products only for testing purposes in our own laboratories, we have now started to manufacture products for pivotal clinical trials, and we are undertaking steps to manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we have completed the construction of a new, state-of-the-art oral film manufacturing facility and are in the process of preparing the equipment and finalizing plans to commercially manufacture our products using our VersaFilm™ drug delivery technology. VersaFilm™ is our proprietary immediate release polymeric film technology. It is comprised of a thin polymeric film using United States Pharmacopeia (USP) components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. We completed construction of our manufacturing facility and expect it to be fully operational in 2017.

We are currently not a commercial manufacturer and we do not usually purchase large quantities of raw materials. Our manufacturing partners, however, may purchase significant quantities of raw materials, some of which may have long lead times. If raw materials cannot be supplied to our manufacturing partners in a timely and cost effective manner, our manufacturing partners may experience delays in production that may lead to reduced supplies of commercial products being available for sale or distribution. Such shortages could have a detrimental effect on sales of the products and a corresponding reduction on our royalty revenues earned.

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

We have obtained 8 patents and have an additional 18 pending patent applications, as described below. The patents expire 20 years after submission of the initial application. In the U.S. the term of the patent sometimes extends over the 20 year period. The initial term of 20 years is extended by a period (the “patent term adjustment”) determined by the USPTO according to the delays in the prosecution of the patent application that are not applicant delays.

Date submitted / issued /
Patent No.	Title	Subject	expiration

6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019

US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021

US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued November 7, 2006 Expires April 16, 2022

US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033

US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032

US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027

US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032

US 9,301,948	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued April 05, 2016 Expires July 30, 2033

US Appl. 13/079,348	Solid oral dosage forms comprising tadalafil	Formulation of oral films containing tadalafil	Filed April 4, 2011

US Appl. 12/963,132	Oral film dosage forms and methods for making same	Optimization of film strip technology	Filed December 8, 2010

US Appl. 14/630,699	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed February 25, 2015

US Appl. 14/554,332	Film dosage forms with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed November 26, 2014

US Appl. 13/748,241	Oral film dosage forms and methods for making same	Optimization of film strip technology	Filed January 23, 2013

US Appl. 15/216,903	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed July 22, 2016

PCT Appl. WO2016134454	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed January 29, 2016

PCT Appl. WO2016123696	Oral dosage film exhibiting enhanced mucosal penetration	Formulation of oral films without conventional penetration enhancer	Filed January 22, 2016

US Appl. 14/612,433	Oral dosage film exhibiting enhanced mucosal penetration	Formulation of oral films without conventional penetration enhancer	Filed February 3, 2015

Japanese Appl. JP2016527262	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Korean Appl. KR2016008935	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

EU Appl. EP3,027,179	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Chinese Appl. CN105530921	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Singapore Appl. SG11201600455X	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Australian Appl. AU2014298130	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Canadian Appl. CA2,919,422	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Canadian Appl. CA2797444	Solid oral dosage forms comprising tadalafil	Formulation of oral films containing tadalafil	Filed November 3, 2011

EU Appl. EP1,968,562	Multilayer tablet	Formulation of multilayered tablets	Filed November 22, 2007

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

•

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is to be produced, to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2016 increased by $733 thousand to $1,766 thousand, compared with $1,033 thousand for the year ended December 31, 2015. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development and manufacturing facility located in Ville Saint Laurent, Quebec.

Employees

As of the date of this filing, we have 25 full-time and four part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are very good.

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

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $17,737 thousand since our inception in 2003 through December 31, 2016. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012 were $5.2 million, $5.1 million, $1.7 million, $948 thousand and $1,198 thousand respectively. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We are dependent on business partners to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell our products.

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

•

Our partners may terminate their partnerships with us. This could make it difficult for us to attract new partners, and it could adversely affect how the business and financial communities perceive us;

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

We face competition in our industry, and several of our competitors have substantially greater experience and resources than we do.

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

In certain instances, we may have to enter into agreements with third party manufacturers to manufacture certain of our products once we complete development and after we receive regulatory approval. If our third-party manufacturers fail to perform, our ability to market products and to generate revenue would be adversely affected. Our failure to deliver products in a timely manner could lead to the dissatisfaction of our distribution partners and damage our reputation, causing our distribution partners to cancel existing agreements with us and to stop doing business with us.

Any third-party manufacturers that we depend on to manufacture our products are required to adhere to FDA regulations regarding current Good Manufacturing Practices (cGMP), which include testing, control and documentation requirements. Ongoing compliance with cGMP and other regulatory requirements is monitored by periodic inspection by the FDA and comparable agencies in other countries. Failure by our third-party manufacturers to comply with cGMP and other regulatory requirements could result in actions against them by regulatory agencies and jeopardize our ability to obtain products on a timely basis.

We are in the process of establishing our own manufacturing facility for the future manufacture of VersaFilm™ products, which requires considerable financial investment and, if we are unsuccessful, could have a material adverse effect on our business, financial condition or results of operations.

We currently manufacture products only for clinical and testing purposes in our own facility and we do not manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. We anticipate the manufacturing facility to be qualified and ready for regulatory approval in the second half of 2017.

With our current manufacturing equipment, we are only able to manufacture products that do not contain flammable organic solvents. Since several of our film products are solvent-based, we are in the process of acquiring manufacturing equipment that is capable of handling organic solvents, and we are expanding our manufacturing facility in order to create the space required for this new manufacturing equipment.

We have limited expertise in establishing and operating a manufacturing facility and although we have contracted with architects, engineers and construction contractors specialized in the planning and construction of pharmaceutical facilities, there can be no guarantee that the project can be completed within the time or budget allocated. In addition, we may be unable to attract suitably qualified personnel for our manufacturing facility at acceptable terms and conditions of employment.

In addition, before we can begin commercial manufacture of our VersaFilm™ products for sale in the United States, we must obtain FDA regulatory approval for the product, which requires a successful inspection of our manufacturing facilities, processes and quality systems by various health authorities in addition to other product-related approvals. Further, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and other health authorities before and after product approval. Due to the complexity of the processes used to manufacture our VersaFilm™ products, we may be unable initially or at any future time to pass federal, state or international regulatory inspections in a cost effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution.

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

Our products cannot be marketed in the United States without FDA approval. Obtaining FDA approval requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. With most of our products, we rely on our partners for the preparation of applications and for obtaining regulatory approvals. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our partner`s products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market. In addition, both before and after regulatory approval, we, our partners, our products, and our product candidates are subject to numerous FDA requirements regarding testing, manufacturing, quality control, cGMP, adverse event reporting, labeling, advertising, promotion, distribution, and export. Our partners and we are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our partners, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

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

If we are not successful in the development and introduction of new products, our ability to grow will be impeded. We may not be able to identify products to enhance or expand our product lines. Even if we can identify potential products, our investment in research and development might be significant before we can bring the products to market. Moreover, even if we identify a potential product and expend significant dollars on development, we may never be able to bring the product to market or achieve market acceptance for such product. As a result, we may never recover our expenses.

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

The decision to establish commercial film manufacturing capability may require us to make significant expenditures in the future to comply with evolving environmental, health and safety requirements, including new requirements that may be adopted or imposed in the future. To meet changing licensing and regulatory standards, we may have to make significant additional site or operational modifications that could involve substantial expenditures or reduction or suspension of some of our operations. We cannot be certain that we have identified all environmental and health and safety matters affecting our activities and in the future our environmental, health and safety problems, and the costs to remediate them, may be materially greater than we expect.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 8 patents and have an additional 18 pending patent applications in several jurisdictions, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Additional risks may exist because we became public through a “reverse merger” with a shell corporation. Although the shell did not have any operations or assets and we performed a due diligence review of the public company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CA$110 thousand (approximately $84 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot/per year, every two years. Approximately 9,500 square feet of the new facility is being used to establish manufacturing capabilities for our VersaFilm™ thin film products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

We also finalised negotiations on April 29, 2015 for an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CA$2.9 million (approximately $2.2 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the construction and renovation of facilities for the pharmaceutical industry, and has completed projects for various major pharmaceutical companies. We funded this project from cash on hand as well as a CA$1 million loan from IQ.

ITEM 3. LEGAL PROCEEDINGS

Litigation related to Forfivo XL®

In August 2013, we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an ANDA to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg tablets in the U.S. In November 2014, we announced that the Paragraph IV litigation with Wockhardt had been settled and that, under the terms of the settlement effective November 26, 2014, Wockhardt has been granted the rights, with effect from January 15, 2018, to be the exclusive marketer and distributor of an authorized generic of Forfivo XL® in the U.S.

Litigation related to Buprenorphine/Naloxone

In August 2013 we learned that, in response to the July 2013 filing of an ANDA by Par, for our generic formulation of buprenorphine and naloxone Sublingual Film, indicated for the treatment of opioid dependence, we were named as a codefendant in a lawsuit pursuant to Paragraph IV litigation filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 8,475,832 (“the ‘832 patent”), 8,603,514 (“the ‘514 patent”) and 8,017,150 (“the ‘150 patent”), each of which relate to Suboxone®. On June 2016 we received a trial opinion from Judge Andrews in which the asserted claims of the ‘832 patent and ‘150 patent were found either invalid or not infringed, while at least one of the alleged claims of the ‘514 patent was found valid and infringed by the ANDA product. A post-judgment motion was filed to introduce additional evidence related to the definition of the term “dried” for the judge’s consideration in support of our non-infringement position concerning the ANDA product. The additional evidence was presented during the trial on the ‘497 patent in November 2016. We still believe the ANDA product does not infringe the ‘514 patent or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we were expecting Reckitt Benckiser and Monosol RX to launch suit, and the litigation timeline has been incorporated in our overall launch timeline.

In December 2014, Reckitt Benckiser Pharmaceuticals and Monosol RX filed a lawsuit for patent infringement in the U.S. District Court for the District of Delaware relating to the Suboxone® ANDA product. We were named as a codefendant in this action alleging patent infringement United States Patent Nos. 8,900,497 (“the ’497 patent”) and 8,906,277 (“the ’277 patent”), each of which relate to a process for making a uniform oral film (“the process patents”). The trial for the process patent was held in November 2016. We believe the ANDA product relating to Suboxone® does not infringe those process patents or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense.

Litigation related to INT0007 Tadalafil VersaFilmTM

On February 26, 2016, we filed a request for inter partes reviews (or IPR) in the United States Patent and Trademark Office (USPTO) of patent no. 6,943,166 owned by ICOS Corporation (wholly owned by Eli Lilly & Company), the ‘166 patent, to challenge its validity and remove any infringement liability concerning our tadalafil oral film. On September 1, 2016, the USPTO decided not to institute the inter partes review for the ’166 Patent. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPR was not addressing an essential element of the claim). On October 3, 2016, we filed a Request for Rehearing, requesting reconsideration of the USPTO’s decision denying institution of the IPR. On November 16, 2016, we withdrew our Request for Rehearing and signed a binding term sheet with Eli Lilly & Company granting us a license for the commercialization of our tadalafil oral film upon FDA approval of the product and post expiration of the compound patent (US pat. No. 5,859,006).

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

	OTCQX/OTCBB		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CAD$)	(CAD$)
2016
Fourth Quarter	$0.81	$0.55	$1.09	$0.76
Third Quarter	$1.00	$0.45	$1.35	$0.61
Second Quarter	$0.59	$0.49	$0.75	$0.65
First Quarter	$0.63	$0.37	$0.85	$0.55

2015
Fourth Quarter	$0.58	$0.46	$0.76	$0.59
Third Quarter	$0.60	$0.40	$0.81	$0.66
Second Quarter	$0.73	$0.56	$0.98	$0.63
First Quarter	$0.90	$0.52	$1.10	$0.61

Number of Shareholders

On March 23, 2017 there were approximately 46 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2016, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2016, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,785,000(1)	$0.54	NIL(2)
Equity Compensation Plans Not Approved by Security Holders	1,175,000(2)	$0.78	1,938,954(3)
Total	2,960,000	$0.63	1,938,954

(1)	Includes shares of our common stock issuable pursuant to options granted under the 2006 Stock Option Plan.
(2)

On May 9, 2016, the Board of Directors of the Company adopted the 2016 Stock Option Plan which amended and restated the 2006 Stock Option Plan, which expired in August 2016. As a result of the adoption of the 2016 Stock Option Plan, no additional options will be granted under the 2006 Stock Option Plan and all previously granted options will be governed by the 2016 Stock Option Plan. Due to the nature of the changes made to the 2006 Stock Option Plan it was determined that no stockholder approvals were required by the TSX Venture Exchange.

(3)	Represents the maximum number of shares of our common stock available for grants under the 2016 Stock Option Plan as of December 31, 2016.

2016 Stock Option Plan

The 2016 Stock Option Plan was adopted by the Board of Director of the Company in order to make the terms of the Company’s stock option plan more consistent with the requirements of the TSX Venture Exchange and to remove certain provisions which would have enabled the Company to grant incentive stock options in compliance with Section 422 of the Internal Revenue Code. The 2016 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. A total of 6,361,525 shares of common stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. Options may be granted under the 2016 Stock Option Plan on terms and at prices as determined by the Board except that the options cannot be granted at less than the market closing price of the common stock on the TSX-V on the date prior to the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. The 2016 Stock Option Plan provides the Board with more flexibility when setting the vesting schedule for options which was otherwise fixed in the 2006 Stock Option Plan.

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

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. More recently, we have made the strategic decision to enter the oral film market and are in the process of implementing commercial oral film manufacturing capability. This enables us to offer our partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer and manufacturing scale-up, and commercial manufacturing.

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

We have established a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ products. Construction of the manufacturing and laboratories are completed and we are expecting to start commercial manufacturing in Q4 2017 / Q1 2018. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

As previously announced, we have financed the Manufacturing Establishment and Laboratory Expansion project from cash in hand and a government-backed bank financing of up to CA$4 million with the Bank as well as a CA$1 million loan from Investissement Québec (“IQ”).

We will continue to hire new personnel, primarily in the areas of research and development, manufacturing, and administration on an as-needed basis as we enter into partnership agreements, establish our VersaFilm™ manufacturing capability, and further increase our research and development activities and capabilities.

2016 Key Developments

Anti-depressant tablet, Forfivo XL®

On August 5th, 2016, we announced that we had sold our U.S. royalty on future sales of Forfivo XL® to SWK Holdings Corporation (SWK) for $6 million (CAD$8 million). Forfivo XL® (Bupropion extended-release) is the first 450 mg bupropion HCl tablet indicated for Major Depressive Disorder, approved by the FDA. As per terms of the agreement, we received $6 million from SKW at closing. In return for, (i) 100% of any and all royalties (as defined in the Edgemont Pharmaceuticals, LLC License Agreement) or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments. Patent protection for Forfivo XL® in the United States expires in 2027 with an authorized generic entering the market in January 2018.

SWK is a specialized finance company with a focus on the global healthcare sector. SWK partners with ethical product marketers and royalty holders to provide flexible financing solutions at an attractive cost of capital to create long-term value for both SWK’s business partners and its investors.

Anti-migraine VersaFilm™

On February 18, 2016, we announced that the USPTO had granted a patent protecting Rizaport®, an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. This patent protects the composition of Rizaport® and will be listed in the Orange Book upon approval of the product by the FDA. The patent application, entitled “Instantly Wettable Oral Film Dosage Form Without Surfactant or Polyalcohol” covers rapidly disintegrating film oral dosage forms and is valid until 2034.

On July 5, 2016, we announced the signing of the definitive agreement with Grupo Juste S.A.Q.F. (now Exeltis Healthcare, S.L. (“Exeltis”)) for the commercialization of RIZAPORT®, our proprietary oral thin film for the treatment of acute migraines, in the country of Spain. All commercial manufacturing of RIZAPORT® will take place at our new state-of-the-art manufacturing facility in Canada. Grupo Juste (Exeltis) is a prominent private Spanish company with over 90 years of experience in the research, development and commercialization of proprietary pharmaceutical products, including migraine and other central nervous system drugs, in Europe, Latin America and other territories.

According to the definitive agreement, Grupo Juste (Exeltis) has obtained exclusive rights to register, promote and distribute RIZAPORT® in Spain. In exchange, we and Redhill Biopharma will receive upfront and milestone payments, together with a share of the net sales of RIZAPORT®. Commercial launch in Spain is estimated to take place in the second half of 2017. The initial term of the definitive agreement shall be for ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term.

Through our partner Grupo Juste, (Exeltis) the product was submitted in Spain in September 2016 for approval using a decentralized procedure. Approval in Spain is currently expected for Q4 2017.

On December 14, 2016, we, together with our partner RedHill Biopharma, announced the signing of an exclusive license agreement with Pharmatronic Co. for the commercialization of RIZAPORT® in the Republic of Korea (South Korea). Under the terms of the agreement, RedHill granted Pharmatronic Co. the exclusive rights to register and commercialize RIZAPORT® in South Korea. IntelGenx and RedHill have received an upfront payment and will be eligible to receive additional milestone payments upon achievement of certain predefined regulatory and commercial targets, as well as tiered royalties. IntelGenx will supply the commercial product to Pharmatronic. The initial term of the definitive agreement with Pharmatronic Co. is for ten years from the date of first commercial sale and shall automatically renew for an additional two-year term. Commercial launch in South Korea is estimated to take place in the first quarter of 2019.

Erectile Dysfunction VersaFilm™

On November 21, 2016, we announced the signing of a binding term sheet for a license to Eli Lilly and Company’s tadalafil dosing patent, United States Patent No. 6,943,166 (the ‘166 dosing patent). Any exclusivity associated with the tadalafil compound patent is not affected by this agreement.

Subject to FDA approval, this license allows us to commercialize a Tadalafil ED VersaFilm™ product in the U.S. prior to the expiration of the ‘166 dosing patent. This license terminates all our current tadalafil-related litigation activities.

Opioid dependence VersaFilm™

On July 11, 2016, the Company announced the receipt of the notice of appeal for the buprenorphine/naloxone sublingual film product for the treatment of opiate addiction by Par Pharmaceutical, Inc. (Par) and the Company to the United States Court of Appeals for the Federal Circuit from the final judgment issued by the U.S. District Court for the District of Delaware on June 28, 2016.

The ruling in the U.S. District Court of Delaware in the ANDA litigation of Par and the Company against Indivior PLC and Monosol Rx, LLC resulted in Par and the Company prevailing on the non-infringement of the U.S. Patent No. 8,017,150, which is set to expire in 2023, and on the invalidity (all claims) and non-infringement (certain claims) of the U.S. Patent No. 8,475,832, which is set to expire in 2030. The Court also ruled that Par’s ANDA product would infringe the asserted claims of U.S. Patent No. 8,603,514, one of the Orange Book listed patents for Suboxone Film, and that the asserted claims of U.S. Patent No. 8,603,514 were not shown to be invalid.

Undisclosed projects

On September 12, 2016, we announced that we had entered into a licensing, development and supply agreement with Chemo Group (Chemo) granting Chemo the exclusive license to commercialize two generic products for the USA market and one product on a worldwide basis. Under the terms of the agreement, Chemo has obtained certain exclusive rights to market and sell our products in exchange for upfront and milestone payments, together with a share of the profits of U.S. Preparation of Scale-up activities for the product are currently ongoing.

On December 1st, 2016, we announced that we had strengthened our relationship with Chemo Group by signing a term sheet for the co-development and commercialization of a generic tablet in the area of CNS (central nervous system) on a worldwide basis. According to Global Data, worldwide sales in 2015 of the CNS related product exceeded $4 billion. As per the agreement we received an upfront payment and will be entitled to receive development costs of the product and future milestone payments. Chemo and IntelGenx will also share the profits of commercialization. The definitive agreement was signed on December 30, 2016

On December 27, 2016, we announced that we have entered into a co-development and commercialization agreement with Endo Ventures Ltd. for this product utilizing our proprietary VersaFilm™ for the U.S. market. Under the agreement, Endo has obtained certain exclusive rights to market and sell our product in the U.S. We received an upfront payment and will receive future milestone payments. Endo and IntelGenx will share the profits of commercialization.

Corporate

New Manufacturing Facility with increased R&D and Administration space

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we are paying base rent of approximately CA$110 thousand (approximately $84 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot /per year, every two years.

We also finalised negotiations on April 29, 2015 for an agreement for the construction of manufacturing facilities, laboratories, and offices within the property located at 6420 Abrams, St-Laurent, Quebec, at an aggregate cost of CA$2.9 million (approximately $2.2 million). The construction agreement was awarded to BTL Construction Inc. (“BTL”) in Quebec following a tender process that was completed in December 2014. BTL specializes in the construction and renovation of facilities for the pharmaceutical industry, and has completed projects for various major pharmaceutical companies. We funded this project from cash on hand as well as a CA$1 million loan from IQ.

Construction was successfully completed in Q1, 2016. As of December 31, 2016, we had received CA$4 million in cash as part of a credit facility (approximately $3.2 million) negotiated with the Bank. The credit facility is supported by a 50% guarantee under the Export Guarantee Program from Export Development Canada, Canada’s export credit agency.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2016 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $1,019 due to the fluctuations in the rates used to prepare our financial statements, $293 of which negatively impacted our comprehensive income for the fiscal year ended December 31, 2016. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive (Loss) Income to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

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

IntelGenx obtains its Adjusted EBITDA measurement by adding to comprehensive (loss) income, finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, for its Adjusted EBITDA calculation. The Company believes it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant’s remuneration and can vary significantly with changes in the market price of the Company’s shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact core operating performance of the Company may vary significantly from one period to another. As such, Adjusted EBITDA provides improved continuity with respect to the comparison of the Company’s operating results over a period of time. Our method for calculating Adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$ thousands	2016	2015	2016	2015
	$	$	$	$
Comprehensive (loss) income	(22)	233	(1,473)	799
Add (deduct):
Depreciation and amortization	150	123	511	171
Finance costs	57	22	203	123
Finance income	(2)	(8)	(4)	(28)
Share-based compensation	54	25	195	130
Foreign currency translation adjustment	398	34	293	492

Adjusted EBITDA	635	429	(275)	1,687

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $206 for the three-month period ended December 31, 2016 to $635 compared to $429 for the three-month period ended December 31, 2015. Adjusted EBITDA decreased by $1,962 for the twelve-month period ended December 31, 2016 to negative $275 compared to $1,687 for the twelve-month period ended December 31, 2015. The increase in Adjusted EBITDA of $206 for the three–month period ended December 31, 2016 is mainly attributable to an increase in revenues of $409 partially offset by an increase in R&D expenses of $77 and an increase in SG&A expenses of $176. The decrease in Adjusted EBITDA of $1,962 for the twelve-month period ended December 31, 2016 is mainly attributable to an increase in R&D expenses of $733 and an increase in SG&A expenses of $1,533 partially offset by an increase in revenues of $125.

Results of operations for the three month and twelve month periods ended December 31, 2016 compared with the three month and twelve month periods ended December 31, 2015.

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$ thousands	2016	2015	2016	2015
Revenue	$1,911	$1,502	$5,220	$5,095

Cost of Royalty and License Revenue	91	141	319	433
Research and Development Expenses	471	390	1,766	1,033
Selling, General and Administrative Expenses	768	567	3,605	2,072
Depreciation of tangible assets	150	106	511	125
Amortization of intangible assets	-	17	-	46

Operating Income (Loss)	431	281	(981)	1,386

Net Income (Loss)	376	267	(1,180)	1,291

Comprehensive Income (Loss)	(22)	233	(1,473)	799

Revenue

Total revenues for the three-month period ended December 31, 2016 amounted to $1,911, representing an increase of $409 or 27% compared to $1,502 for the three-month period ended December 31, 2015. Total revenues for the twelve-month period ended December 31, 2016 amounted to $5,220 representing an increase of $125 or 2% compared to $5,095 for the twelve-month period ended December 31, 2015. The increase for the three-month period ended December 31, 2016 compared to the last year’s corresponding period is mainly attributable to upfront payments received in Q4 2016. The increase for the twelve-month period ended December 31, 2016 compared to the last year’s corresponding period is also mainly attributable to upfront payments received during 2016. The main differences between the three-month and twelve-month periods of 2016 vs 2015 is mainly the source of revenues that went from royalties and milestones in 2015 to deferred revenues from monetization of Forfivo and upfront payments from multiple agreements signed in 2016.

Cost of royalty and license revenue

We recorded $91 for the cost of royalty and license revenue in the three-month period ended December 31, 2016 compared with $141 in the same period of 2015. We recorded $319 for the cost of royalty and license revenue in the twelve-month period ended December 31, 2016 compared with $433 in the same period of 2015. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended December 31, 2016 amounted to $471, representing an increase of $81 or 21%, compared to $390 for the three-month period ended December 31, 2015. R&D expenses for the twelve-month period ended December 31, 2016 amounted to $1,766, representing an increase of $733 or 71%, compared to $1,033 recorded in the same period of 2015.

The increase in R&D expenses for the three-month period ended December 31, 2016 is mainly attributable to an increase in R&D salaries of $96 and laboratory supplies of $79 partially offset by a decrease in patent expenses of $59. The increase in R&D expenses for the twelve-month period ended December 31, 2016 is mainly attributable to an increase in patent expenses of $290, an increase in R&D salaries of $206 for new hires, laboratory supplies of $99, analytical costs of $78 as well as an increase in study costs of $48.

In the twelve-month period ended December 31, 2016 we recorded estimated Research and Development Tax Credits of $148, compared with $105 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended December 31, 2016 amounted to $768, representing an increase of $201 or 35%, compared to $567 for the three-month period ended December 31, 2015. SG&A expenses for the twelve-month period ended December 31, 2016 amounted to $3,605, representing an increase of $1,533 or 74%, compared to $2,072 recorded in the same period of 2015.

The increase in SG&A expenses for the three-month period ended December 31, 2016 is mainly attributable to an increase in administration salaries of $119 as well as an increase in business development salaries of $49. The increase in SG&A expenses for the twelve-month period ended December 31, 2016 is mainly attributable to an increase in administration salaries of $585, business development salaries of $205 and business development expenses of $188 as well as an increase in professional fees of $163, rent and utilities of $115 and finally an increase in office and general expenses of $95.

Depreciation of tangible assets

In the three-month period ended December 31, 2016 we recorded an expense of $150 for the depreciation of tangible assets, compared with an expense of $106 thousand for the same period of the previous year. In the twelve-month period ended December 31, 2016 we recorded an expense of $511 for the depreciation of tangible assets, compared with an expense of $125 for the same period of the previous year.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2016 amounted to $54 compared to $25 for the three-month period ended December 31, 2015. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2016 amounted to $195 compared to $130 for the twelve-month period ended December 31, 2015.

We expensed approximately $141 in the twelve-month period ended December 31, 2016 for options granted to our employees in 2014, 2015 and 2016 under the 2006 and 2016 Stock Option Plans, and approximately $52 for options granted to non-employee directors in 2014, 2015 and 2016, compared with $60 and $70 respectively that was expensed in the same period of the previous year.

There remains approximately $320 in stock based compensation to be expensed in fiscal 2016 and 2017, $309 of which relates to the issuance of options to our employees and directors during 2014 to 2016 and $11 relates to the issuance of options to a consultant. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	December	December	Increase/	Increase/
In U.S.$ thousands	31, 2016	31, 2015	(Decrease)	(Decrease)

Current Assets	$6,352	$4,172	$2,180	52%

Leasehold improvements and Equipment	5,730	4,238	1,492	35%

Security Deposits	708	506	202	40%

Current Liabilities	5,235	1,779	3,456	194%

Deferred lease obligations	45	27	18	67%

Long-term debt	2,565	1,546	1,019	66%

Capital Stock	1	1	0	0%

Additional Paid-in-Capital	23,700	22,846	854	4%

Current assets

Current assets totaled $6,352 at December 31, 2016 compared with $4,172 at December 31, 2015. The increase of $2,180 is mainly attributable to an increase in short term financial investments of $3,884 as well as an increase in prepaid expenses of $496 partially offset by a decrease in cash and cash equivalents of $2,253.

Cash and cash equivalents

Cash and cash equivalents totaled $612 as at December 31, 2016 representing a decrease of $2,253 compared with the balance of $2,865 as at December 31, 2015. The decrease in cash on hand relates to net cash used in investing activities of ($5,910) as well an unrealized foreign exchange loss of $4, partially offset by net cash provided by operating activities of $1,729 as well as net cash provided by financing activities of $1,924.

The cash provided by financing activities derives from a loan negotiated with the Lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

Accounts receivable

Accounts receivable totaled $1,044 as at December 31, 2016 representing a decrease of $96 compared with the balance of $1,140 as at December 31, 2015. The main component of this year’s accounts receivable is composed of upfront payments on agreements signed in Q4 2016 received in Q1 2017.

Prepaid expenses

As at December 31, 2016 prepaid expenses totaled $566 compared with $70 as of December 31, 2015. The increase in prepaid expenses is mainly attributable to the 10% prepayment to Cary Pharmaceuticals following the monetization of Forfivo to SWK Holding.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $246 as at December 31, 2016 compared with $97 as at December 31, 2015. The increase relates to the accrual estimated and recorded for the twelve-month period ended December 31, 2016.

Leasehold improvements and equipment

As at December 31, 2016, the net book value of leasehold improvements and equipment amounted to $5,730, compared to $4,238 at December 31, 2015. In the twelve-month period ended December 31, 2016 additions to assets totaled $2,326 and mainly comprised of $1,651 for manufacturing and packaging equipment for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $483 for leasehold improvements related to our new manufacturing facility at 6420 Abrams, St-Laurent, Quebec, Canada, $176 for laboratory and office equipment and $16 for computer equipment.

Security deposit

A security deposit in the amount of CA$300 ($223) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2016 and 2015. Security deposits in the amount of CA$650 ($484) and CA$400 ($289) for the term loans were also recorded as at December 31, 2016 and 2015, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $897 as at December 31, 2016 (December 31, 2015 - $1,595) and is mainly attributable to accounts payable and accrued payroll.

Long-term debt

Long-term debt totaled $3,269 as at December 31, 2016 (December 31, 2015 - $1,730). An amount of $2,636 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

An amount of $633 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to March 2021.

Shareholders’ equity

As at December 31, 2016 we had accumulated a deficit of $17,737 compared with an accumulated deficit of $16,557 as at December 31, 2015. Total assets amounted to $12,790 and shareholders’ equity totaled $4,945 as at December 31, 2016, compared with total assets and shareholders’ equity of $8,916 and $5,564 respectively, as at December 31, 2015.

Capital stock

As at December 31, 2016 capital stock amounted to $0.648 (December 31, 2015: $0.636) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $23,700 as at December 31, 2016, as compared to $22,846 at December 31, 2015. Additional paid in capital increased by $596 for warrants exercised, increased by $63 for options exercised, and increased by $195 for stock based compensation attributable to the expensing of stock options granted to employees and directors.

Taxation

As at December 31, 2016, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $7,585 (December 31, 2015: $6,462) and $7,763 (December 31, 2015: $6,725) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2036. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2016, we had non-refundable tax credits of $1,190 thousand (2015: $1,022 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $168 thousand is expiring in 2028, $147 thousand is expiring in 2029, $126 thousand is expiring in 2030, $133 thousand is expiring in 2031, $167 thousand is expiring in 2032 and $111 thousand is expiring in 2033, $84 thousand expiring in 2034 and $99 thousand is expiring in 2035 and $137 thousand expiring in 2036. We also had undeducted research and development expenses of $5,438 thousand (2015: $4,563 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	December	December	Increase/	Percentage
In U.S.$ thousands				Increase/
	31, 2016	31, 2015	(Decrease)	(Decrease)
Operating Activities	$1,729	$546	$1,183	217%
Financing Activities	1,924	1,792	132	7%
Investing Activities	(5,910)	(3,380)	(2,530)	75%
Cash and cash equivalents – end of period	612	2,865	(2,253)	(79%	)

Statement of cash flows

Net cash provided by operating activities was $1,729 for the twelve-month period ended December 31, 2016, compared to $546 for the twelve-month period ended December 31, 2015. For the twelve-month period ended December 31, 2016, net cash used by operating activities consisted of a net loss of ($1,180) (2015: $1,291) and an increase in non-cash operating elements of working capital of $2,203 compared with a decrease of ($1,046) for the twelve-month period ended December 31, 2015.

The net cash provided by financing activities was $1,924 for the twelve-month period ended December 31, 2016, compared to $1,792 provided in the same period of the previous year. An amount of $1,940 derives from several disbursements of a term loan negotiated with the bank partially offset by loan repayment of ($675). Finally, proceeds from exercise of warrants and options generated an inflow of $659.

Net cash used in investing activities amounted to ($5,910) for the twelve-month period ended December 31, 2016 compared to ($3,380) in the same period of 2015. The net cash used in investing activities for the twelve-month period ended December 31, 2016 relates to the purchase of fixed assets for ($2,326) as well as net acquisitions of short-term investments of ($3,584).

The balance of cash and cash equivalents as at December 31, 2016 amounted to $612, compared to $2,865 at December 31, 2015.

Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The Lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CA$110 thousand (approximately $82 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot / year every two years.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $824 thousand, as follows:

2017	$83
2018	85
2019	87
2020	89
2021	90
Thereafter	390

Subsequent events

Subsequent to the end of the year, on March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec (the “Lease”). The lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $55 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

9. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2016 our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC, as the Company qualifies as a “smaller reporting company”.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2017 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2016 and 2015.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2016 and 2015.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2016 and 2015.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

Exhibit	Description
No.
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999
3.5	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)
3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
9.2	Amended and Restated Unanimous Shareholder’s Agreement, May 26, 2011
10.1 +	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)
10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.5 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.6	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)
10.7 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.8	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.9	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.10	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)
10.11+	Amended and Restated 2006 Stock Option Plan, (incorporated by reference to the Form 8-K filed on May 9, 2013)
10.12	Engagement Letter Wainwright dated October 10, 2013, amended December 3, 2013 (incorporated by reference to the Form S-1/A Registration Statement filed December 16, 2013)
10.13	Amended Form of Securities Purchase Agreement (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.14	Form of Warrant (incorporated by reference to the Form S-1 Registration Statement filed on October 25, 2013)
10.15	Form of Placement Agent Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.16 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.17 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014 (incorporated by reference to the Form 10-K filed on March 11, 2014)

10.18+	Employment Agreement John Durham, January 2015 (incorporated by reference to the Form 10-K filed on March 31, 2015)
10.19+	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)
10.20+	Employment Agreement Nadine Paiement, January 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)
10.21+	Employment Agreement Dana Matzen, March 2016(incorporated by reference to the Form 10-K filed on March 30, 2016)
10.22+	2016 Stock Option Plan May, 11 2016 (incorporated by reference to the Form S-8 Registration Statement filed on August 3, 2016
10.23	Amended Principal’s Registration Rights Agreement, November 8, 2016 (incorporated by reference to Form 10Q filed on November 10, 2016
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consents of Richter LLP
31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350*
32.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
+ Indicates management contract or employee compensation plan.
++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been submitted separately with the SEC.

ITEM 16. FORM 10K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 28, 2017, thereunto duly authorized.

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

Signature	Position	Date
By: /s/ Horst G. Zerbe	Chairman of the Board, President and Chief Executive Officer	March 28, 2017
Horst G. Zerbe
By: /s/Andre Godin	Executive Vice President and Chief Financial Officer	March 28, 2017
Andre Godin
By: /s/ Bernard Boudreau	Director, Vice Chairman of the Board	March 28, 2017
J. Bernard Boudreau
By: /s/Ian Troup	Director	March 28, 2017
John (Ian) Troup
By: /s/Bernd Melchers	Director	March 28, 2017
Bernd J. Melchers
By: /s/John Marinucci	Director	March 28, 2017
John Marinucci
By: /s/Clemens Mayr	Director	March 28, 2017
Clemens Mayr
By: /s/Mark Nawacki	Director	March 28, 2017

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. as at December 31, 2016 and 2015 and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Richter LLP (Signed)1

Montréal, Québec
March 28, 2017

1CPA auditor, CA, public accountancy permit No. A112505

514.934.3400
mtlinfo@richter.ca

Richter LLP
1981 McGill College
Mtl (Qc) H3A 0G6
www.richter.ca	Montréal, Toronto

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2016 and 2015
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2016	2015

Assets

Current
Cash and cash equivalents	$612	$2,865
Short-term investments (note 5)	3,884	-
Accounts receivable	1,044	1,140
Prepaid expenses	566	70
Investment tax credits receivable	246	97

Total Current Assets	6,352	4,172

Leasehold Improvements and Equipment, net (note 6)	5,730	4,238

Security Deposits	708	506

Total Assets	$12,790	$8,916

Liabilities

Current
Accounts payable and accrued liabilities	897	1,595
Current portion of long-term debt (note 9)	704	184
Deferred revenue (note 8)	3,634	-

Total Current Liabilities	5,235	1,779

Deferred lease obligations	45	27

Long-term debt (note 9)	2,565	1,546

Total Liabilities	7,845	3,352

Commitments (note 10)

Subsequent event (note 17)

Shareholders' Equity

Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 64,812,020 shares issued and outstanding (2015: 63,615,255 common shares) (note 11)	1	1

Additional Paid-in-Capital (note 12)	23,700	22,846

Accumulated Deficit	(17,737)	(16,557)

Accumulated Other Comprehensive Loss	(1,019)	(726)

Total Shareholders’ Equity	4,945	5,564

	$12,790	$8,916

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director
/s/ Horst G. Zerbe	Director

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

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2016
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2015	63,615,255	$1	$22,846	$(16,557)	$(726)	$5,564

Foreign currency translation adjustment	-	-	-	-	(293)	(293)

Warrants exercised (note 12)	1,056,765	-	596	-	-	596

Options exercised (note 12)	140,000	-	63	-	-	63

Stock-based compensation (note 12)	-	-	195	-	-	195

Net loss for the year	-	-	-	(1,180)	-	(1,180)

Balance – December 31, 2016	64,812,020	$1	$23,700	$(17,737)	$(1,019)	$4,945

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2016 and 2015
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2016	2015
Revenues
Royalties	$1,041	$981
License and other revenue	4,179	4,114
Total Revenues	5,220	5,095

Expenses
Cost of royalty, license and other revenue	319	433
Research and development expense	1,766	1,033
Selling, general and administrative expense	3,605	2,072
Depreciation of tangible assets	511	125
Amortization of intangible assets	-	46
Total Expenses	6,201	3,709

Operating (Loss) Income	(981)	1,386

Interest Income	4	28

Financing and Interest expense	(203)	(123)
	(199)	(95)
(Loss) Income Before Income Taxes	(1,180)	1,291

Income taxes (note 13)	-	-

Net (Loss) Income	(1,180)	1,291

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	(293)	(492)

Comprehensive (Loss) Income	$(1,473)	$799

Basic:
Weighted Average Number of Shares Outstanding	63,956,543	63,524,023

Basic (Loss) Earnings Per Common Share (note 16)	$(0.02)	$0.01

Diluted:
Weighted Average Number of Shares Outstanding	63,956,543	70,855,146

Diluted (Loss) Earnings Per Common Share (note 16)	$(0.02)	$0.01

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2016 and 2015
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2016	2015
Funds Provided (Used) - Operating Activities
Net (Loss) Income	$(1,180)	$1,291
Amortization and depreciation	511	171
Stock-based compensation	195	130
	(474)	1,592
Changes in assets and liabilities
Accounts receivable	96	(488)
Prepaid expenses	(496)	26
Investment tax credits receivable	(149)	11
Security deposits	(202)	(506)
Accounts payable and accrued liabilities	(698)	1,129
Deferred revenue	3,634	(1,245)
Deferred lease obligations	18	27
Net change in assets and liabilities	2,203	(1,046)
Net cash provided by operating activities	1,729	546

Financing Activities

Issuance of term loans	1,940	1,752
Repayment of term loans	(675)	(22)
Proceeds from exercise of warrants and stock options	659	62
Net cash provided by financing activities	1,924	1,792

Investing Activities

Additions to leasehold improvements and equipment	(2,326)	(3,380)
Acquisitions of short-term investments	(5,236)	-
Redemptions of short-term investments	1,652	-
Net cash used in investing activities	(5,910)	(3,380)
Decrease in Cash and Cash Equivalents	(2,257)	(1,042)
Effect of Foreign Exchange on Cash and Cash Equivalents	4	(492)
Cash and Cash Equivalents
Beginning of Year	2,865	4,399
End of Year	$612	$2,865

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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

IntelGenx is a pharmaceutical company focused on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. More recently, the Company has made the strategic decision to enter the oral film market and is in the process of implementing commercial oral film manufacturing capability. The Company’s product development efforts are based upon three proprietary delivery platforms, including an immediate release oral film “VersaFilm™”, a mucoadhesive tablet “AdVersa™”, and a multilayer controlled release tablet “VersaTab™”. The Company has an aggressive product development initiative that primarily focuses on addressing unmet market needs and focuses on utilization of the U.S. Food and Drug Administration’s (“FDA”) 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved products.

The Company’s product pipeline currently consists of 14 products in various stages of development from inception through commercialization, including products for the treatment of major depressive disorder, opioid dependence, hypertension, erectile dysfunction, migraine, schizophrenia, idiopathic pulmonary fibrosis, and pain management. Of the products currently under development, 10 utilize the VersaFilm™ technology, 3 utilize the VersaTab™ technology, and one utilizes the AdVersa™ technology.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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
December 31, 2016 and 2015
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

The FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. For public business entities, the amendments in this ASU are effective for fiscal years ending December 31, 2016, including interim periods within fiscal years beginning after December 15, 2016. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

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

IntelGenx has license agreements that specify that certain royalties are earned by the Company on sales of licensed products in the licensed territories. Royalty revenue is recognized on an accrual basis in accordance with the relevant license agreement.

For the year ended December 31, 2016, the Company recognized royalty revenue earned under a licensing agreement totaling $1,041 thousand compared to $981 thousand in 2015.

For the year ended December 31, 2016, the Company recognized revenues as a result of sales milestones achieved under a licensing agreement totaling $358 thousand compared to $2,808 thousand in 2015.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (cont’d)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the useful lives and impairment of long-lived assets, stock-based compensation costs, and the investment tax credits receivable. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash on hand and term deposits with original maturity dates of less than three months that are stated at cost, which approximates fair value.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible and records recoveries of trade receivables previously written-off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2016 accounts receivable (2015: $Nil).

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2016 totaled $Nil (2015: $108 thousand).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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
December 31, 2016 and 2015
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
December 31, 2016 and 2015
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

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated based on the weighted average number of shares outstanding during the year. Any antidilutive instruments are excluded from the calculation of diluted (loss) earnings per share.

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
December 31, 2016 and 2015
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Short-term investments are classified as Level 1.

Fair Value of Financial Instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable approximate fair value because of the relatively short period of time between their origination and expected realization.

Recent Accounting Pronouncements

ASU 2016-18 – Statement of Cash Flows (Topic 230) Restricted Cash

In November 2016, the FASB issued ASU 2016-18 which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted or restricted cash equivalents. The statement is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period and should be applied on a retrospective basis. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

In the year ended December 31, 2016, the FASB issued three new amendments related to Topic 606:

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

4.	Summary of Significant Accounting Policies (Cont’d)

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

5.	Short-term investments

As at December 31, 2016, short-term investments consisting of mutual funds (CAD$3 million) and term deposits ($1,650 million) are with a Canadian financial institution having a high credit rating. The term deposits have a maturity date of August 17, 2017, bear interest at 0.40% and are cashable at any time.

6.	Leasehold improvements and Equipment

			2016	2015
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$2,550	$121	$2,429	$1,050
Laboratory and office equipment	1,222	415	807	821
Computer equipment	66	43	23	17
Leasehold improvements	2,786	315	2,471	2,350

	$6,624	$894	$5,730	$4,238

From the balance of manufacturing equipment, an amount of $125 thousand represents assets which are not yet in service as at December 31, 2016.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

7.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$75 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 9) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2016, the Company was not in compliance with its financial covenants and has not drawn on its credit facility. The Company has obtained a waiver from the lender.

8.	Deferred Revenue

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

The deferred revenue represents the payment received for the royalty on future sales in the amount of $6 milliion less the Q2 royalties recognized in the second quarter in the amount of $352 thousand, less the amount recognized in other revenue during the six-month period ended December 31, 2016. The deferred revenue will be recognized as other revenue on a straight-line basis until December 31, 2017.

10% of the proceeds were paid to our former development partner, Cary Pharmaceuticals Inc. This amount is included in prepaid expenses less the portion expensed during the six-month period ended December 31, 2016. This expense will be recognized as cost of royalty, license and other revenue on a straight-line basis until December 31, 2017.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

9.	Long-term debt

The components of the Company’s debt are as follows:

	December 31, 2016	December 31, 2015
	$	$

Term loan facility	2,636	1,188
Secured loan	633	542
Total debt	3,269	1,730

Less: current portion	704	184

Total long-term debt	2,565	1,546

The Company’s term loan facility consists of a total of CAD$4 million bearing interest at the Bank’s prime lending rate plus 2.50% . The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 7).

The secured loan has a principal balance authorized of CAD$1 million bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand from January 2017 to March 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2016, the Company was not in compliance with its financial covenants. The Company has obtained a waiver from the lender.

Principal repayments due in each of the next five years are as follows:

2017	$704 (CAD 945)
2018	704 (CAD 945)
2019	704 (CAD 945)
2020	704 (CAD 945)
2021	453 (CAD 610)

10.	Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The Lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CAD$110 thousand (approximately $82 thousand) per year, which will increase at a rate of CAD$0.25 ($0.19) per square foot every two years.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

10.	Commitments (Cont’d)

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $824 thousand, as follows:

2017	$ 83
2018	85
2019	87
2020	89
2021	90
Thereafter	390

11.	Capital Stock

	2016	2015

Authorized -

100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

64,812,020 (December 31, 2015: 63,615,255) common shares	$1	$1

Stock options

During the year ended December 31, 2016 a total of 140,000 stock options were exercised for 140,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $63 thousand, resulting in an increase in additional paid-in capital of $63 thousand.

During the year ended December 31, 2015 a total of 150,000 stock options were exercised for 150,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand.

Stock-based compensation of $195 thousand and $130 thousand was recorded during the year ended December 31, 2016 and 2015 respectively. An amount of $193 thousand expensed in 2016 relates to stock options granted to employees and directors and an amount of $2 thousand relates to stock options granted to a consultant. The entire amounts expensed in 2015 relate to stock options granted to employees and directors. As at December 31, 2016 the Company has $320 thousand (2015 - $158 thousand) of unrecognized stock-based compensation, of which $11 thousand (2015 – $nil) relates to options granted to a consultant.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

11.	Capital Stock (Cont’d)

Warrants

In the year ended December 31, 2016 a total of 1,056,765 warrants were exercised for 1,056,765 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $596 thousand, resulting in an increase in additional paid-in capital of approximately $596 thousand. No warrants were exercised during the year ended December 31, 2015.

12.	Additional Paid-In Capital

Stock Options

On May 9, 2016, the Board of Directors of the Company adopted the 2016 Stock Option Plan which amended and restated the 2006 Stock Option. As a result of the adoption of the 2016 Stock Option Plan, no additional options will be granted under the 2006 Stock Option Plan and all previously granted options will be governed by the 2016 Stock Option Plan. The 2016 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. A total of 6,361,525 shares of common stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. Options may be granted under the 2016 Stock Option Plan on terms and at prices as determined by the Board except that the options cannot be granted at less than the market closing price of the common stock on the TSX- V. on the date prior to the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. The 2016 Stock Option Plan provides the Board with more flexibility when setting the vesting schedule for options which was otherwise fixed in the 2006 Stock Option Plan.

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
December 31, 2016 and 2015
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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On January 19, 2016 the Company granted 225,000 options to purchase common stock to two officers. The stock options are exercisable at $0.41 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $32 thousand, using the following assumptions:

Expected volatility	63%
Expected life	3.13 years
Risk-free interest rate	1.11%
Dividend yield	Nil

On January 19, 2016 the Company granted 250,000 options to purchase common stock to five non-employee directors. The stock options are exercisable at $0.41 per share and vested immediately. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $33 thousand, using the following assumptions:

Expected volatility	66%
Expected life	2.5 years
Risk-free interest rate	1.11%
Dividend yield	Nil

On September 15, 2016 the Company granted 200,000 options to purchase common stock to an officer, 325,000 options to purchase common stock to 7 employees and 75,000 options to purchase common stock to a non-employee director. The stock options are exercisable at $0.73 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $202 thousand, using the following assumptions:

Expected volatility	65%
Expected life	5.63 years
Risk-free interest rate	1.30%
Dividend yield	Nil

On September 15, 2016 the Company granted 50,000 options to purchase common stock to a consultant. The stock options are exercisable at $0.73 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $16 thousand, using the following assumptions:

Expected volatility	64%
Expected life	3.13 years
Risk-free interest rate	0.87%
Dividend yield	Nil

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

On December 27, 2016 the Company granted 225,000 options to purchase common stock to 6 employees. The stock options are exercisable at $0.76 per share and vest over 2 years at 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $79 thousand, using the following assumptions:

Expected volatility	63%
Expected life	5.63 years
Risk-free interest rate	2.20%
Dividend yield	Nil

Information with respect to employees and directors stock option activity for 2015 and 2016 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2015	1,130,000	0.54

Granted	1,125,000	0.58
Forfeited	(410,000)	(0.59)
Expired	(25,000)	(0.45)
Exercised	(150,000)	(0.41)

Outstanding – December 31, 2015	1,670,000	0.56

Granted	1,300,000	0.62
Forfeited	(50,000)	(0.53)
Expired	(120,000)	(0.53)
Exercised	(140,000)	(0.45)

Outstanding – December 31, 2016	2,660,000	0.60

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

Information with respect to consultant’s stock option activity for 2015 and 2016 is as follows:

		Weighted average
	Number of options	exercise price
		$
Outstanding – January 1, 2015	100,000	0.59
Expired	(100,000)	0.59
Outstanding – December 31, 2015	-	-
Granted	50,000	0.73
Outstanding – December 31, 2016	50,000	0.73

Details of stock options outstanding as at December 31, 2016 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average	Aggregate		average	Aggregate
Exercise	Number of	remaining	exercise	intrinsic	Number of	exercise	intrinsic
prices	options	contractual life	price	value	options	price	value
$		(years)	$	$		$	$

0.41	375,000	0.57	0.06		281,250	0.09
0.48	150,000	0.22	0.03		75,000	0.03
0.51	20,000	0.00	0.00		20,000	0.01
0.52	25,000	0.00	0.00		25,000	0.01
0.52	100,000	0.07	0.02		100,000	0.04
0.53	125,000	0.14	0.02		125,000	0.05
0.58	35,000	0.02	0.01		35,000	0.02
0.58	600,000	0.79	0.13		300,000	0.13
0.58	75,000	0.10	0.02		37,500	0.02
0.60	30,000	0.01	0.01		30,000	0.01
0.62	300,000	0.36	0.07		275,000	0.13
0.73	600,000	2.16	0.16		-	-
0.73	50,000	0.09	0.01		-	-
0.76	225,000	0.83	0.06		-	-
	2,710,000	5.36	0.60	485,000	1,303,750	0.53	320,000

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

12.	Additional Paid-In Capital (Cont’d)

Stock-based compensation expense recognized in 2016 with regards to the stock options was $195 thousand (2015: $130 thousand). As at December 31, 2016 the Company has $320 thousand (2015 - $158 thousand) of unrecognized stock-based compensation, of which $11 thousand (2015 – $nil) relates to options granted to a consultant. The amount of $195 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $195 thousand being charged to stock based compensation expense.

Warrants

In the year ended December 31, 2016 a total of 1,056,765 warrants were exercised for 1,056,765 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $596 thousand, resulting in an increase in additional paid-in capital of approximately $596 thousand. No warrants were exercised during the year ended December 31, 2015.

Information with respect to warrant activity for 2015 and 2016 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$
Outstanding – January 1, 2015 and 2016	7,231,123	0.5646

Exercised	(1,056,765)	(0.5646)

Outstanding - December 31, 2016	6,174,358	0.5646

13.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

	2016	2015
Statutory income taxes	$(305)	$387
Net operating losses for which no tax benefits have been recorded	201	-
Net operating losses used for which no tax benefit had been recorded	-	(484)
Deficiency of depreciation over capital cost allowance	(206)	(98)
Non-deductible expenses	105	44
Undeducted research and development expenses	245	178
Investment tax credit	(40)	(27)

	$-	$-

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

13.	Income Taxes (Cont’d)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2016	2015
Leasehold improvements and equipment	$201	$117
Net operating losses carryforward	2,062	1,770
Undeducted research and development expenses	1,501	1,274
Non-refundable tax credits carryforward	1,190	1,022

	4,954	4,183

Valuation allowance	(4,954)	(4,183)
	$-	$-

As at December 31, 2016, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance. Although management believes that certain of the net operating losses will be applied against earnings in 2017, management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

There were Canadian and provincial net operating losses of approximately $7,585 thousand (2015: $6,462 thousand) and $7,763 thousand (2015: $6,725 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2036. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2016, the Company had non-refundable tax credits of $1,190 thousand (2015: $1,022 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $168 thousand is expiring in 2028, $147 thousand is expiring in 2029, $126 thousand is expiring in 2030, $133 thousand is expiring in 2031, $167 thousand is expiring in 2032 and $111 thousand is expiring in 2033, $84 thousand expiring in 2034 and $99 thousand is expiring in 2035 and $137 thousand expiring in 2036 and undeducted research and development expenses of $5,438 thousand (2015: $4,563 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

13.	Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2016:

Tax Jurisdictions	Tax Years
Federal - Canada	2013 and onward
Provincial - Quebec	2013 and onward
Federal - USA	2013 onward

14.	Statement of Cash Flows Information

In US$ thousands	2016	2015

Additional Cash Flow Information:

Interest paid	$176	$23

15.	Related party transactions

Included in management salaries are $2 thousand (2015 - $3 thousand) for options granted to the Chief Executive Officer, $60 thousand (2015 - $39 thousand) for options granted to the Chief Financial Officer, $12 thousand (2015-$9 thousand) for options granted to the Vice President, Operations, $5 thousand (2015 - $nil) for options granted to the Vice-President, Research and Development, $21 thousand (2015 - $nil) for options granted to the former Vice President, Corporate Development, and $8 thousand for options granted to Vice- President, Business and Corporate Development (2015 – $nil) under the 2006 or 2016 Stock Option Plans and $52 thousand (2015 - $70 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $184 thousand (2015: $179 thousand). During the year a non-employee director rendered consulting services amounting to $14 thousand (2015 - $nil).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Expressed in U.S. Funds)

16.	Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted (loss) earnings per common share is calculated based on the weighted average number of shares outstanding during the year. Common equivalent shares from stock options and warrants are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

17.	Subsequent event

Subsequent to the end of the year, on March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec (the “Lease”). The lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CAD$74 thousand (approximately $55 thousand) per year, which will increase at a rate of CAD$0.25 ($0.19) per square foot every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.