Form 10-Q
period 2017-03-31
IntelGenx Technologies Corp.
filed 2017-05-11
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Yes [ ]      No [ ]

APPLICABLE TO CORPORATE ISSUERS:

65,422,021 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 09, 2017.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current
Cash and cash equivalents	$300	$612
Short-term investments	3,632	3,884
Accounts receivable	428	1,044
Prepaid expenses	428	566
Investment tax credits receivable	178	246
Total Current Assets	4,966	6,352
Leasehold Improvements and Equipment, net (note 4)	5,833	5,730
Security Deposits	714	708
Total Assets	$11,513	$12,790
Liabilities
Current
Accounts payable and accrued liabilities	613	897
Current portion of long-term debt (note 7)	710	704
Deferred revenue (note 6)	2,750	3,634
Total Current Liabilities	4,073	5,235
Deferred lease obligations	46	45
Long-term debt (note 7)	2,410	2,565
Total Liabilities	6,529	7,845

Subsequent event (note 12)
Shareholders' Equity
Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 65,422,020 shares issued and outstanding (2016: 64,812,020 common shares) (note 8)	1	1
Additional Paid-in-Capital (note 9)	24,207	23,700
Accumulated Deficit	(18,249)	(17,737)
Accumulated Other Comprehensive Loss	(975)	(1,019)
Total Shareholders’ Equity	4,984	4,945
	$11,513	$12,790

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                                 Director
/s/Horst G. Zerbe                                         Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2017
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2016	64,812,020	$1	$23,700	$(17,737)	$(1,019)	$4,945
Foreign currency translation adjustment	-	-	-	-	44	44
Warrants exercised (note 9)	560,000	-	316	-	-	316
Options exercised (note 9)	50,000	-	21	-	-	21
Stock-based compensation (note 9)	-	-	170	-	-	170
Net loss for the period	-	-	-	(512)	-	(512)
Balance – March 31, 2017	65,422,020	$1	$24,207	$(18,249)	$(975)	$4,984

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2017	2016
Revenues
Royalties	$-	$379
License and other revenue	1,353	439
Total Revenues	1,353	818
Expenses
Cost of royalty and license revenue	92	65
Research and development expense	644	481
Selling, general and administrative expense	904	891
Depreciation of tangible assets	170	87
Total Expenses	1,810	1,524

Operating loss	(457)	(706)
Interest income	2	-
Financing and interest expense	(57)	(40)
Net Loss	(512)	(746)

Other Comprehensive Income
Foreign currency translation adjustment	44	39
Comprehensive Loss	$(468)	$(707)

Basic and Diluted Weighted Average Number of Shares Outstanding	65,305,520	63,615,255
Basic and Diluted Loss Per Common Share (note 11)	$(0.01)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2017	2016
Funds Provided (Used) -
Operating Activities
Net loss	$(512)	$(746)
Depreciation	170	87
Stock-based compensation	170	63
	(172)	(596)
Changes in assets and liabilities:
Accounts receivable	616	650
Prepaid expenses	138	(12)
Investment tax credits receivable	68	(29)
Security deposits	(6)	(226)
Accounts payable and accrued liabilities	(284)	(860)
Deferred revenue	(884)	-
Deferred lease obligations	1	17
Net change in assets and liabilities	(351)	(460)
Net cash used in operating activities	(523)	(1,056)

Financing Activities
Issuance of term loans	-	392
Repayment of term loans	(103)	(17)
Proceeds from exercise of warrants and stock options	337	-
Net cash provided by financing activities	234	375

Investing Activities
Additions to leasehold improvements and equipment	(222)	(290)
Redemption of short-term investments	300	-
Net cash provided by (used in) investing activities	78	(290)

Decrease in Cash and Cash Equivalents	(211)	(971)
Effect of Foreign Exchange on Cash and Cash Equivalents	(101)	173
Cash and Cash Equivalents
Beginning of Period	612	2,865
End of Period	$300	$2,067

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The FASB issued Update 2016-06, Derivatives and Hedging Contingent Put and Call Options in Debt Instruments, clarifying the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in this Update require an entity performing the assessment to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position or results.

The FASB issued Update 2016-09, Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting, simplifying several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position or results.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

2.	Adoption of New Accounting Standards (Cont'd)

The FASB issued Update 2015-11, Inventory: Simplifying the Measurement of Inventory, aligning the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this Update state that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position or results.

The FASB issued 2015-017, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position or results.

3.	Significant Accounting Policies

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities

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

ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment

The FASB issued ASU 2017-04 which eliminates Step 2 from the goodwill impairment test and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2019. Early adoption is permitted in any interim or annual period and should be applied on a retrospective basis. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

ASU 2017-01 - Business Combinations (Topic 805) Clarifying the Definition of a Business

The FASB issued ASU 2017-01 clarifies the definition of a business and is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.These amendments are effective for a public business entity for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted under certain circumstances and should be applied on a prospective. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2016-16 – Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory

The FASB issued ASU 2016-16 and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

Revenue from Contracts with Customers (Topic 606)

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
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

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

This ASU is to be applied retrospectively, with certain practical expedients allowed. The Company is currently evaluating the impact of this Statement on its consolidated financial statements

4.	Leasehold Improvements and Equipment

As at March 31, 2017 no depreciation has been recorded on manufacturing equipment in the amount of $339 as the equipment is not ready for use.

5.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$75 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at March 31, 2017, the Company has not drawn on its credit facility.

6.	Deferred Revenue

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

The deferred revenue represents the remaining, unrecognized portin of the payment received for the royalty on future sales in the amount of $6 milliion less the Q2 royalties recognized in the second quarter of 2016 in the amount of $352 thousand. The deferred revenue will be recognized as other revenue on a straight-line basis until December 31, 2017.

 IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

6.	Deferred Revenue (cont’d)

10% of the proceeds were paid to our former development partner, Cary Pharmaceuticals Inc. This amount is included in prepaid expenses and will be recognized as cost of royalty, license and other revenue on a straight-line basis until December 31, 2017.

7.	Long-term debt

The components of the Company’s debt are as follows:

	March 31, 2017	December 31, 2016
	$	$
(in U.S. $ thousands)
Term loan facility	2,519	2,636
Secured loan	601	633
Total debt	3,120	3,269
Less: current portion	710	704
Total long-term debt	2,410	2,565

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

Principal repayments due in each of the next five years are as follows:

2017	$532 (CAD 709)
2018	710 (CAD 945)
2019	710 (CAD 945)
2020	710 (CAD 945)
2021	458 (CAD 610)

 IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

8.	Capital Stock

	March 31,	December 31,
	2017	2016
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
65,422,020 (December 31, 2016 - 64,812,020) common shares	$1	$1

9.	Additional Paid-In Capital

Stock options

During the three-month period ended March 31, 2017, on January 18, 2017, 300,000 options to purchase common stock were granted to non-employee directors under the 2016 Stock Option Plan. The options have an exercise price of $0.89. The options vest immediately and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $114 thousand.

During the three-month period ended March 31, 2017 a total of 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $21 thousand, resulting in an increase in additional paid-in capital of $21 thousand. No stock options were exercised during the three-month period ended March 31, 2016.

Compensation expenses for stock-based compensation of $170 thousand and $63 thousand were recorded during the three-month periods ended March 31, 2017 and March 31, 2016 respectively. An amount of $168 thousand expensed in the first quarter of 2017 relates to stock options granted to employees and directors and an amount of $2 thousand relates to stock options granted to a consultant. The entire amount expensed in the first quarter of 2016 relates to stock options granted to employees and directors. As at March 31, 2017 the Company has $238 thousand (2016 - $159 thousand) of unrecognized stock-based compensation.

Warrants

During the three-month period ended March 31, 2017 a total of 560,000 warrants were exercised for 560,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $316 thousand, resulting in an increase in additional paid-in capital of approximately $316 thousand. No warrants were exercised during the three-month period ended March 31, 2016.

 IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2017
(Expressed in U.S. Funds)
(Unaudited)

10.	Related Party Transactions

Included in management salaries are $Nil (2016 - $1 thousand) for options granted to the Chief Executive Officer, $15 thousand (2016 - $15 thousand) for options granted to the Chief Financial Officer, $3 thousand (2016 - $3 thousand) for options granted to the Vice President, Operations, $1 thousand (2016 - $1 thousand) for options granted to the Vice-President, Research and Development, $8 thousand (2016 – $Nil) for options granted to Vice-President, Business and Corporate Development and $Nil (2016 - $2 thousand) for options granted to the Vice President, Corporate Development under the 2016 Stock Option Plan and $119 thousand (2016 - $35 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $68 thousand (2016 - $44 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

11.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. Common share equivalents from stock options and warrants are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

12.	Subsequent event

Subsequent to the quarter end, on April 5, 2017, the Company filed a preliminary short form prospectus with respect to an offering of a minimum of Cdn$7,000,000 and a maximum of Cdn$10,000,000 aggregate principal amount of 8% convertible unsecured subordinated debentures due June 30, 2020 at a price of Cdn$1,000 per Debenture. Concurrently with the filing of the Prospectus, the Corporation has filed a registration statement on Form S-1 with the United States Securities and Exchange Commission to register the Debentures and the shares of common stock underlying the Debentures.

The Debentures will bear interest at an annual rate of 8%, payable semi-annually on the last day of June and December of each year, commencing on June 30, 2017. The size of the Offering and the conversion price will be determined in the context of the market prior to filing of a (final) short form prospectus. Total issue costs related to this transaction will amount to approximately Cdn$350,000 and a commission of 6% of the gross proceeds will be paid.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month periods ended March 31, 2017 and 2016.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to Company’s MD&A for the year ended December 31, 2016. In preparing this MD&A, we have taken into account information available to us up to May 11, 2017, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2015 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forwardlooking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2016 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

VersaFilm™ Manufacturing

We have establishing a state-of-the-art manufacturing facility with the intent to manufacture all our VersaFilm™ products in house as we believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

Most recent key developments

On January 4, 2017, the Company announced the signing of a definitive agreement with Chemo Group for the co-development and commercialization of a generic tablet in the area of CNS (central nervous system) on a worldwide basis. According to Global Data, worldwide sales in 2015 of the CNS related product exceeded $4 billion. This definitive agreement signed December 30, 2016 follows the binding term sheet announced on December 1, 2016. Under the agreement, IntelGenx is entitled to an upfront payment, development costs of the product and future milestone payments. Chemo and IntelGenx will also share the profits of commercialization.

On January 19, 2017, the Company announced the grant of 300,000 options to the Company's board of directors to acquire a total of 300,000 common shares under the 2016 Stock Option Plan. Of the total stock options granted, 50,000 were granted to each of the following non-employee directors: Bernard Boudreau, John Marinucci, Ian Troup, Bernd Melchers, Clemens Mayr and Mark Nawacki. The options were granted as part of the annual compensation for non-employee directors. The options have an exercise price of US$0.89 (CAD$1.16), vest immediately, and expire on January 17, 2027.

On March 13, 2017, the Company announced that it had retained Kilmer Lucas Inc. to provide the Company with select Canadian and U.S. investor relations and strategic advisory services. Kilmer Lucas is an arm's length third party to IntelGenx, and it does not have any interest, directly or indirectly, in IntelGenx, or any right or intent to acquire such an interest. The agreement between IntelGenx and Kilmer Lucas had an initial term of 90 days, following which the agreement can be terminated for any reason by either party. Kilmer Lucas will be paid out of IntelGenx' immediately available funds. Effective March 13, 2017, Kilmer Lucas replaced IntelGenx' previous in-house Director of IR.

Kilmer Lucas is a healthcare-only investor relations and capital markets advisory company with offices in New York, San Francisco and Toronto. It takes a holistic approach to building a customized investor relations strategy that begins with a deep understanding of a company's corporate and financial goals. Kilmer Lucas seeks to leverage its longstanding relationships and strong track record to positively influence investor perceptions, maximize stock valuations and lower the cost of capital needed to fund its clients' growth. Kilmer Lucas also publishes its own popular healthcare investor news blog, BioTuesdays. To-date, BioTuesdays has profiled more than 350 life sciences companies, providing invaluable exposure for innovative technologies and compelling investment stories that may have otherwise gone unnoticed.

On March 28, 2017, the Company announced that Eli Lilly and Company granted IntelGenx' VersaFilm™ an exclusive license for tadalafil film product under erectile dysfunction (ED) dosing patent, United States Patent No. 6,943,166 (the '166 dosing patent). Any exclusivity associated with the tadalafil compound patent expiring is not affected by this agreement.

Subject to U.S. Food and Drug Administration (FDA) approval, this exclusive license allows IntelGenx to commercialize its Tadalafil ED VersaFilm™ product in the U.S. prior to the expiration of the '166 dosing patent. With this license, IntelGenx is the only company that has a free and clear pathway to launch a tadalafil film product for the treatment of ED in the U.S. The exclusivity provides an outstanding competitive advantage to IntelGenx' Tadalafil ED VersaFilm™ product and IntelGenx will continue its efforts to securing a strategic partnership for the commercialization of Tadalafil VersaFilm™.

IntelGenx has developed a proprietary process and formulation for manufacturing the Tadalafil ED VersaFilm™ product and plans to supply the product to multiple markets around the world.

On April 3, 2017, the Company and Tetra Bio-Pharma Inc. announced the signing of a definitive agreement for the development and commercialization of a drug product containing the cannabinoid Dronabinol for the management of anorexia and cancer chemotherapy-related pain. This definitive agreement effective March 31, 2017 follows the binding term sheet between the two companies that was announced on February 9, 2017.

Pursuant to the definitive agreement, Tetra has exclusive rights to sell the Product in North America, with a right of first negotiation for territories outside of the United States and Canada. Tetra will make an upfront payment to IntelGenx, in addition to set future milestone and royalty payments, based on the completion of an efficacy study, approvals from the U.S. Food and Drug Association and Health Canada, and the commercial launch of the Product. IntelGenx will be responsible for the research and development of the Product, including clinical studies, and will develop the product as an oral mucoadhesive tablet based on its proprietary AdVersa® controlled-release technology. Tetra will be responsible for funding the product development, and will own and control all regulatory approvals, including the related applications, and any other marketing authorizations. Tetra will also be responsible for all aspects of commercializing the Product.

Subsequent to the quarter end, on April 5, 2017, the Company filed a preliminary short form prospectus with respect to an offering of a minimum of Cdn$7,000,000 and a maximum of Cdn$10,000,000 aggregate principal amount of 8% convertible unsecured subordinated debentures due June 30, 2020 at a price of Cdn$1,000 per Debenture. Concurrently with the filing of the Prospectus, the Corporation has filed a registration statement on Form S-1 with the United States Securities and Exchange Commission to register the Debentures and the shares of common stock underlying the Debentures.

The Offering is being conducted on a commercially reasonable best efforts basis by a syndicate of agents led by Desjardins Capital Markets and including Laurentian Bank Securities Inc. The Offering will be conducted in the provinces of British Columbia, Alberta, Manitoba, Ontario and Québec.

The Debentures will bear interest at an annual rate of 8%, payable semi-annually on the last day of June and December of each year, commencing on June 30, 2017. The size of the Offering and the conversion price will be determined in the context of the market prior to filing of a (final) short form prospectus.

The net proceeds from the Offering will be used for capital expansion, clinical studies, product development and general working capital requirements.

The Corporation will apply to list the Debentures and the shares of common stock issuable on the conversion of the Debentures or pursuant to other terms of the Debentures on the TSX Venture Exchange (the "TSXV"). A copy of the Prospectus is available under the Corporation's profile at www.sedar.com and a copy of the Registration Statement can be obtained from the SEC's website at www.sec.gov or by request to Desjardins Capital Markets at ecm@vmd.desjardins.com. The Offering is subject to certain customary conditions including, but not limited to, the receipt of all necessary approvals, including the approval of the TSXV and the SEC declaring the Registration Statement effective.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. No offer to buy the securities can be accepted and no part of the purchase price can be received until the registration statement has become effective, and any such offer may be withdrawn or revoked, without obligation or commitment of any kind, at any time prior to notice of its acceptance given after the effective date.

Corporate related developments

Expansion to the existing Manufacturing Facility

The Company has initiated an expansion project to the existing manufacturing facility. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners. It should also significantly lower the acquisition cost for our partners and provide better protection of our Intellectual Property.

The Company has already entered into a lease agreement for an additional 11,000 square feet of expansion space and the preparation for a facility expansion is already ongoing.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2017 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $975 due to the fluctuations in the rates used to prepare our financial statements, $44 of which positively impacted our comprehensive loss for the three-month period ended March 31, 2017. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive Loss to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

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

IntelGenx obtains its Adjusted EBITDA measurement by adding to comprehensive loss, finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, for its Adjusted EBITDA calculation. The Company believes it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant’s remuneration and can vary significantly with changes in the market price of the Company’s shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact core operating performance of the Company may vary significantly from one period to another. As such, Adjusted EBITDA provides improved continuity with respect to the comparison of the Company’s operating results over a period of time. Our method for calculating Adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period
		ended March 31,
In U.S.$ thousands	2017	2016

Comprehensive Loss	$(468)	$(707)
Add (deduct):
Depreciation	170	87
Finance costs	57	40
Finance income	(2)	-
Share-based compensation	170	63
Foreign currency translation adjustment	(44)	(39)

Adjusted EBITDA	(117)	(556)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $439 for the three-month period ended March 31, 2017 to ($117) compared to ($556) for the three-month period ended March 31, 2016. The increase in Adjusted EBITDA of $439 for the three–month period ended March 31, 2017 is mainly attributable to an increase in revenues of $535 partially offset by an increase in R&D expenses of $157 before consideration of stock-based compensation.

Results of operations for the three-month period ended March 31, 2017 compared with the three-month period ended March 31, 2016.

	Three-month period
	ended March 31,
In U.S.$ thousands	2017	2016
Revenue	$1,353	$818

Cost of Royalty and License Revenue	92	65
Research and Development Expenses	644	481
Selling, General and Administrative Expenses	904	891
Depreciation of tangible assets	170	87
Operating Loss	(457)	(706)
Net Loss	(512)	(746)
Comprehensive Loss	(468)	(707)

Revenue

Total revenues for the three-month period ended March 31, 2017 amounted to $1,353, representing an increase of $535 or 65% compared to $818 for the three-month period ended March 31, 2016. The increase for the three-month period ended March 31, 2017 compared to the last year’s corresponding period is mainly attributable to the increase in upfront and deferred revenues on monetization of $914 offset by a decrease in royalties of $379.

Cost of royalty and license revenue

We recorded $92 for the cost of royalty and license revenue in the three-month period ended March 31, 2017 compared with $65 in the same period of 2016. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner. Following the monetization of Forfivo XL®’s royalties, we are required to record 10% of the deferred revenues from the monetization as cost of royalty and license revenue until December 31, 2017 which represented $92 for the first quarter of 2017.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended March 31, 2017 amounted to $644, representing an increase of $163 or 34%, compared to $481 for the three-month period ended March 31, 2016.

The increase in R&D expenses for the three-month period ended March 31, 2017 is mainly attributable to increases in manufacturing scale up activities of $49, study costs of $111, license fees of $42, lab supplies of $47 and R&D salaries of $85. The increase was partially offset by a reduction in patent costs of $171.

In the three-month period ended March 31, 2017 we recorded estimated Research and Development Tax Credits and refunds of $30, compared with $22 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended March 31, 2017 amounted to $904, representing an increase of $13 or 1%, compared to $891 for the three-month period ended March 31, 2016.

The increase in SG&A expenses for the three-month period ended March 31, 2017 is mainly attributable to an increase in investor relation expenses $41, partially offset by a decrease in office and general expenses of $23.

Depreciation of tangible assets

In the three-month period ended March 31, 2017 we recorded an expense of $170 for the depreciation of tangible assets, compared with an expense of $87 thousand for the same period of the previous year.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended March 31, 2017 amounted to $170 compared to $63 for the three-month period ended March 31, 2016.

We expensed approximately $49 in the three-month period ended March 31, 2017 for options granted to our employees in 2015 and 2016 under the 2006/2016 Stock Option Plan, approximately $119 for options granted to non-employee directors in 2015, 2016 and 2017, and approximately $2 for options granted to a consultant in 2016, compared with $28, $35, and $nil respectively that was expensed in the same period of the previous year.

There remains approximately $238 in stock based compensation to be expensed in fiscal 2017 and 2018, of which $229 relates to the issuance of options to our employees and directors during 2015 to 2017 and $9 relates to the issuance of options to a consultant in 2016. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	March 31,	December	Increase/	Increase/
In U.S.$ thousands	2017	31, 2016	(Decrease)	(Decrease)
Current Assets	$4,966	$6,352	$-1,386	-22%
Leasehold improvements and Equipment	5,833	5,730	103	2%
Security Deposits	714	708	6	1%
Current Liabilities	4,073	5,235	-1,162	-22%
Long-term debt	2,410	2,565	-155	-6%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	24,207	23,700	507	2%

Current assets

Current assets totaled $4,966 as at March 31, 2017 compared with $6,352 at December 31, 2016. The decrease of $1,386 is mainly attributable to a decrease in cash and cash equivalents of approximately $312 and a decrease in short term investments of $252 as well as a decrease in accounts receivable of approximately $616.

Cash and cash equivalents

Cash and cash equivalents totaled $300 as at March 31, 2017 representing a decrease of $312 compared with the balance of $612 as at December 31, 2016. The decrease in cash on hand relates to net cash used by operating activities of $523 and unrealized foreign exchange loss of $101, offset by net cash provided by financing activities of $234 and net cash provided by investing activities of $78.

Accounts receivable

Accounts receivable totaled $428 as at March 31, 2017 representing a decrease of $616 compared with the balance of $1,044 as at December 31, 2016. The main reason for the decrease is related to the collection in Q1 2017 of upfront payments accounted for as at December 31, 2016.

Prepaid expenses

As at March 31, 2017 prepaid expenses totaled $428 compared with $566 as of December 31, 2016. The decrease in prepaid expenses is attributable to the advance payments in December 2016 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $178 as at March 31, 2017 compared with $246 as at December 31, 2016. The decrease is attributable to the collection of the 2015 tax credits offset by the accrual estimated and recorded for the first quarter of 2017.

Leasehold improvements and equipment

As at March 31, 2017, the net book value of leasehold improvements and equipment amounted to $5,833, compared to $5,730 at December 31, 2016. In the three-month period ended March 31, 2017 additions to assets totaled $222 and mainly comprised of $210 for manufacturing equipment, $7 for computer equipment, $3 for leasehold improvements, and $2 for office furniture.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2017. Security deposits in the amount of CAD$650 for the term loans were also recorded as at March 31, 2017.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $613 as at March 31, 2017 compared with $897 as at December 31, 2016. The decrease is mainly attributable to the December 31, 2016 bonus accruals paid out in Q1 2017.

Long-term debt

Long-term debt totaled $3,120 as at March 31, 2017 (December 31, 2016 - $3,269). An amount of $2,519 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $601 is attributable to a second loan secured by a second ranking on all present and future property of the Company. The reimbursement of the loan started in January 2017 and should be fully reimbursed by March 2021.

Shareholders’ equity

As at March 31, 2017 we had accumulated a deficit of $18,249 compared with an accumulated deficit of $17,737 as at December 31, 2016. Total assets amounted to $11,513 and shareholders’ equity totaled $4,984 as at March 31, 2017, compared with total assets and shareholders’ equity of $12,790 and $4,945 respectively, as at December 31, 2016.

Capital stock

As at March 31, 2017 capital stock amounted to $0.654 (December 31, 2016: $0.648) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $24,207 as at March 31, 2017, as compared to $23,700 as at December 31, 2016. Additional paid in capital increased by $507 from which $337 came from proceeds from exercise of warrants and stock options and $170 from stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31,	March 31,	Increase/	Percentage
In U.S.$ thousands				Increase/
	2017	2016	(Decrease)	(Decrease)
Operating Activities	$(523)	$(1,056)	$533	50%
Financing Activities	234	375	(141)	(38%	)
Investing Activities	78	(290)	368	127%
Cash and cash equivalents - end of period	300	2,067	(1,767)	(85%	)

Statement of cash flows

Net cash used in operating activities was $523 for the three-month period ended March 31, 2017, compared to $1,056 for the three-month period ended March 31, 2016. For the three-month period ended March 31, 2017, net cash used by operating activities consisted of a net loss of $512 (2016: $746) and a decrease in non-cash operating elements of working capital of $351 (2016: $460).

The net cash provided by financing activities was $234 for the three-month period ended March 31, 2017, compared to $375 provided in the same period of the previous year. An amount of $337 derives from proceeds from exercise of warrants and stock options offset by repayment of term loans for an amount of $103.

Net cash provided by investing activities amounted to $78 for the three-month period ended March 31, 2017 compared to a negative $290 in the same period of 2016. The net cash provided by investing activities for the three-month period ended March 31, 2017 relates to the redemption of short term investments of $300 (2016: $Nil), offset by the purchase of fixed assets of $222 (2016: $290).

The balance of cash and cash equivalents as at March 31, 2017 amounted to $300, compared to $2,067 at March 31, 2016.

Off-balance sheet arrangements

We have no off-balance sheet arrangements

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

INTELGENX TECHNOLOGIES CORPORATION

Date: May 11, 2017	By: /s/	Horst G. Zerbe

Horst G. Zerbe
President, C.E.O. and Director

Date: May 11, 2017	By: /s/	Andre Godin

Andre Godin
Principal Accounting Officer