Form 10-Q
period 2017-06-30
IntelGenx Technologies Corp.
filed 2017-08-10
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging Growth [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]  No  [  ]

APPLICABLE TO CORPORATE ISSUERS:

66,837,021 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 9, 2017.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current
Cash and cash equivalents	$1,175	$612
Short-term investments	1,639	3,884
Accounts receivable	367	1,044
Prepaid expenses	404	566
Investment tax credits receivable	213	246
Total Current Assets	3,798	6,352
Leasehold Improvements and Equipment, net (note 4)	6,034	5,730
Security Deposits	732	708
Total Assets	$10,564	$12,790
Liabilities
Current
Accounts payable and accrued liabilities	452	897
Current portion of long-term debt (note 7)	728	704
Deferred revenue (note 6)	1,880	3,634
Total Current Liabilities	3,060	5,235
Deferred lease obligations	48	45
Long-term debt (note 7)	2,290	2,565
Total Liabilities	5,398	7,845

Subsequent event (note 12)
Shareholders' Equity
Capital Stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 66,637,020 shares issued and outstanding (2016: 64,812,020 common shares) (note 8)	1	1
Additional Paid-in Capital (note 9)	24,939	23,700
Accumulated Deficit	(18,915)	(17,737)
Accumulated Other Comprehensive Loss	(859)	(1,019)
Total Shareholders’ Equity	5,166	4,945
	$10,564	$12,790

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                Director
/s/ Horst G. Zerbe                      Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2017
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2016	64,812,020	$1	$23,700	$(17,737)	$(1,019)	$4,945
Foreign currency translation adjustment	-	-	-	-	160	160
Warrants exercised (note 9)	1,690,000	-	954	-	-	954
Options exercised (note 9)	135,000	-	62	-	-	62
Stock-based compensation (note 9)	-	-	223	-	-	223
Net loss for the period	-	-	-	(1,178)	-	(1,178)
Balance – June 30, 2017	66,637,020	$1	$24,939	$(18,915)	$(859)	$5,166

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues
Royalties	$-	$672	$-	$1,051
License and other revenue	1,126	-	2,479	439
Total Revenues	1,126	672	2,479	1,490

Expenses
Cost of royalty and license revenue	89	66	181	131
Research and development expense	654	426	1,298	907
Selling, general and administrative expense	826	874	1,730	1,765
Depreciation of tangible assets	170	100	340	187
Total Expenses	1,739	1,466	3,549	2,990
Operating loss	(613)	(794)	(1,070)	(1,500)
Interest income	1	-	3	-
Financing and Interest expense	(54)	(46)	(111)	(86)

Net Loss	(666)	(840)	(1,178)	(1,586)
Other Comprehensive Income
Foreign currency translation adjustment	116	34	160	73
Comprehensive Loss	$(550)	$(806)	$(1,018)	$(1,513)
Basic and Diluted Weighted Average Number of Shares Outstanding	65,493,394	63,615,255	65,399,853	63,615,255
Basic and Diluted Loss Per Common Share (note 11)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Funds Provided (Used) -
Operating Activities
Net loss	$(666)	$(840)	$(1,178)	$(1,586)
Amortization and depreciation	170	100	340	187
Stock-based compensation	53	29	223	92
	(443)	(711)	(615)	(1,307)
Changes in assets and liabilities:
Accounts receivable	61	(260)	677	390
Prepaid expenses	24	(27)	162	(39)
Investment tax credits receivable	(35)	(24)	33	(53)
Security deposit	(18)	(3)	(24)	(229)
Accounts payable and accrued liabilities	(161)	422	(445)	(438)
Deferred revenue	(870)	-	(1,754)	-
Deferred lease obligations	2	1	3	18
Net change in assets and liabilities	(997)	109	(1,348)	(351)

Net cash used by operating activities	(1,440)	(602)	(1,963)	(1,658)

Financing Activities
Issuance of term loans	-	1,177	-	1,569
Repayment of term loans	(251)	(53)	(354)	(70)
Proceeds from exercise of warrants and stock options	679	-	1,016	-
Net cash provided by financing activities	428	1,124	662	1,499

Investing Activities
Additions to property and equipment	(233)	(1,554)	(455)	(1,844)
Redemption of short-term investments	2,025	-	2,325	-
Net cash provided by (used in) investing activities	1,792	(1,554)	1,870	(1,844)

Increase (Decrease) in Cash and Cash Equivalents	780	(1,032)	569	(2,003)
Effect of Foreign Exchange on Cash and Cash Equivalents	95	61	(6)	234
Cash and Cash Equivalents
Beginning of Period	300	2,067	612	2,865

End of Period	$1,175	$1,096	$1,175	$1,096

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2017
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2017
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

ASU 2017-09 – Stock Compensation (Topic 718) Scope of Modification Accounting

In May 2016, the FASB issued ASU 2017-09 which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The statement is effective for annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period for which financial statements have not yet been issued. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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
June 30, 2017
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

4.	Disclosure of the fair value of financial instruments measured at amortized cost would no longer be required for entities that are not public business entities.

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
June 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant Accounting Policies (Cont’d)

ASU 2017-01 - Business Combinations (Topic 805) - Clarifying the Definition of a Business

The FASB issued ASU 2017-01 which clarifies the definition of a business and is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted under certain circumstances and should be applied on a prospective basis. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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
June 30, 2017
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
June 30, 2017
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

As at June 30, 2017 no depreciation has been recorded on manufacturing equipment in the amount of $450 as the equipment is not ready for use.

5.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$75 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at June 30, 2017, the Company has not drawn on its credit facility.

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

The deferred revenue represents the remaining, unrecognized portion of the payment received for the royalty on future sales in the amount of $6 million less the Q2 royalties recognized in the second quarter of 2016 in the amount of $352 thousand. The deferred revenue will be recognized as other revenue on a straight-line basis until December 31, 2017.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

6.	Deferred Revenue (cont’d)

10% of the proceeds were paid to our former development partner, Cary Pharmaceuticals Inc. This amount is included in prepaid expenses and will be recognized as cost of royalty, license and other revenue on a straight-line basis until December 31, 2017

7.	Long-term debt

The components of the Company’s debt are as follows:

	June 30, 2017	December 31, 2016
	$	$
(in U.S. $ thousands)
Term loan facility	2,440	2,636
Secured loan	578	633
Total debt	3,018	3,269
Less: current portion	728	704
Total long-term debt	2,290	2,565

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

Principal repayments due in each of the next five years are as follows:

2017	$364 (CAD 472)
2018	728 (CAD 945)
2019	728 (CAD 945)
2020	728 (CAD 945)
2021	470 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

8.	Capital Stock

	June 30,	December 31,
	2017	2016
Authorized -

100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

66,637,020 (December 31, 2016 - 64,812,020) common shares	$1	$1

9.	Additional Paid-In Capital

Stock options

During the six-month period ended June 30, 2017, on January 18, 2017, 300,000 options to purchase common stock were granted to non-employee directors under the 2016 Stock Option Plan. The options have an exercise price of $0.89. The options vest immediately and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $114 thousand.

During the six-month period ended June 30, 2017 a total of 135,000 stock options were exercised for 135,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand. No stock options were exercised during the six-month period ended June 30, 2016.

Compensation expenses for stock-based compensation of $223 thousand and $92 thousand were recorded during the six-month periods ended June 30, 2017 and 2016, respectively. An amount of $220 thousand expensed in the six-month period of 2017 relates to stock options granted to employees and directors and an amount of $3 thousand relates to stock options granted to a consultant. The entire amount expensed in the six-month period of 2016 relates to stock options granted to employees and directors. As at June 30, 2017, the Company has $188 thousand (2016 - $128 thousand) of unrecognized stock-based compensation.

Warrants

During the six-month period ended June 30, 2017 a total of 1,690,000 warrants were exercised for 1,690,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $954 thousand, resulting in an increase in additional paid-in capital of approximately $954 thousand. No warrants were exercised during the six-month period ended June 30, 2016.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

10.	Related Party Transactions

Included in management salaries are $Nil (2016 - $2 thousand) for options granted to the Chief Executive Officer, $30 thousand (2016 - $30 thousand) for options granted to the Chief Financial Officer, $3 thousand (2016 - $3 thousand) for options granted to the Vice President, Operations, $3 thousand (2016 - $2 thousand) for options granted to the Vice-President, Research and Development, $17 thousand (2016 - $Nil) for options granted to Vice-President, Business and Corporate Development and $Nil (2016 - $5 thousand) for options granted to the Vice President, Corporate Development under the 2016 Stock Option Plan and $124 thousand (2016 - $41 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $136 thousand (2016 - $89 thousand).

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

12.	Subsequent Event

On July 12, 2017, the Company announced that it had closed its previously announced prospectus offering (the “Offering”) of convertible unsecured subordinated debentures of the Corporation (the “Debentures”) for gross aggregate proceeds of CDN$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CDN$6,838,000 of Debentures at a price of CDN$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CDN$1.35 (the “Conversion Price”) per common share of the Corporation (“Share”), being a conversion rate of approximately 740 Shares per CDN$1,000 principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company announced that it had closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CDN$762,000.

Together with the principal amount of CDN$6,838,000 of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CDN$7,600,000 of Debentures at a price of CDN$1,000 per Debenture.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month and six-month periods ended June 30, 2017 and 2016.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2016. In preparing this MD&A, we have taken into account information available to us up to August 10, 2017, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.

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

Most recent key developments

On April 03, 2017, the Company and Tetra Bio-Pharma Inc. announced the signing of a definitive agreement for the development and commercialization of a drug product containing the cannabinoid Dronabinol for the management of anorexia and cancer chemotherapy-related pain. This definitive agreement follows the binding term sheet between the two companies that was announced on February 9, 2017.

Pursuant to the definitive agreement, Tetra has exclusive rights to sell the Product in North America, with a right of first negotiation for territories outside of the United States and Canada. Tetra has paid an upfront payment to IntelGenx, in addition to future milestone and royalty payments, based on the completion of an efficacy study, approvals from the U.S. Food and Drug Association and Health Canada, and the commercial launch of the Product. IntelGenx will be responsible for the research and development of the Product, including clinical studies, and will develop the product as an oral mucoadhesive tablet based on its proprietary AdVersa® controlled-release technology. Tetra will be responsible for funding the product development, and will own and control all regulatory approvals, including the related applications, and any other marketing authorizations. Tetra will also be responsible for all aspects of commercializing the Product.

There are many clinical problems associated with the use of currently available form of Dronabinol in patients with anorexia and cancer chemotherapy-related pain. It has been demonstrated that psychoactive drugs exert their euphoria, and other psychoactive effects, when the blood levels of the drug rapidly increase. The pharmacokinetic profile of tetrahydrocannabinol ("THC") and its metabolite increases the abuse potential of cannabinoids like Dronabinol. The significant advantage of an oral mucoadhesive tablet based on IntelGenx' proprietary AdVersa® controlled-release technology is that it can be adjusted to achieve a predetermined drug release pattern by increasing the residence time, promoting intimate contact with the mucosal tissue and increasing the bioadhesive properties of the dosage form. It is believed that, by deploying this technology in the controlled-release of THC, a longer time release of the drug will be achieved and, thereby, a rapid increase in the blood will be avoided. There will also potentially be improved bioavailability and reduced gastro-intestinal side effects, making a sustained-release THC product a promising alternative in the battle for the reduction of opioids in patients with chronic pain.

On April 13, 2017, the Company together with RedHill Biopharma Ltd. announced that the Ministry of Health of Luxembourg had granted national marketing authorization for RIZAPORT® (5 mg and 10 mg), a proprietary oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. The national marketing authorization was granted in Luxembourg on the basis of the DCP, in which Luxembourg served as the Concerned Member State. The approval in Luxembourg marks the completion of the current marketing approval process for RIZAPORT® under the DCP. This process requires marketing approval in at least two European states, a Reference Member State and a Concerned Member State. RIZAPORT® (5 mg and 10 mg) was previously approved for marketing in Germany, which served as the Reference Member State. Under the DCP, marketing authorization approval of RIZAPORT® in additional European countries is subject to a separate procedure to obtain additional national marketing authorizations in each country.

On June 08, 2017, the Company announced that the United States Patent and Trademark Office had issued US Patent 9,668,970, entitled "Film Dosage Form with Extended Release Mucoadhesive Particles". The patent covers the design and manufacturing of topical oral films ("TOF") for the local (topical) treatment of diseases of the oral mucosa using mucoadhesive particles. This proprietary technology is intended to provide sustained release of an active agent to a target area of the oral cavity and is useful for the topical treatment of oral diseases and conditions such as gingivitis, buccal ulcers, canker sores, Sjögren's syndrome, oral mucositis and Behcet's disease.

IntelGenx' TOF has a unique mode of action. It facilitates the controlled release of an active agent to the buccal cavity and its transport through the oral mucosa, while avoiding the discomfort often associated with conventional long lasting mucoadhesive films or tablets. The controlled release of an active agent for local action in the buccal cavity is achieved by providing an oral film in which small sized mucoadhesive particles containing the active agent are dispersed in a disintegrating film matrix. Upon administration in the oral cavity, the film quickly disintegrates and releases the mucoadhesive particles which will bind to the oral mucosa. The active agent can be released from the mucoadhesive particles over a prolonged period of time as the mucoadhesive material slowly dissolves or erodes.

The market opportunity for treatments of oral disease and conditions is large and growing. For example, available data indicate that the global market for Sjögren's Syndrome and oral mucositis treatments will reach approximately USD$2 billion in 2017, growing at a compound annual rate of 7.2% through to 2024, while the prevalence of mouth ulcers is already very high, with approximately 15-30% of the global population currently affected.

With the issuance of this new patent, IntelGenx intends to seek potential commercialization partners for TOF products in the United States.

On June 27, 2017, the Company announced that the United States Patent and Trademark Office had granted a notice of allowance for US Patent Application 13/748,241, entitled "Solid oral film dosage forms and methods for making same." This platform patent discloses oral film dosage forms designed for immediate or sustained release of an active to the buccal and/or sublingual mucosa and will protect several of IntelGenx' oral film products.

IntelGenx' new patented oral film technology allows the instant hydration and complete disintegration of a film in the oral cavity, potentially enabling the active ingredient to become immediately available for enhanced buccal and/or sublingual absorption. In addition, the novel oral film dosage form is applicable for reduced absorption through the gastrointestinal route. IntelGenx' improved delivery systems for solubilizing and stabilizing pharmaceutically active ingredients exhibit enhanced stability derived from the use of a combination of crystallization inhibitors, which together can maintain the active ingredient in a desired plurality of particles in an effective size range within a polymeric film matrix. This oral dosage form technology patent has broad applicability in film formulation and could be applicable to several current and future projects.

The granting of this Orange Book eligible US patent will further enhance the intellectual property protection for IntelGenx film products.

On June 29, 2017, the Company announced that it had filed a final short form prospectus in connection with an offering of a minimum of CDN$5,000,000 and a maximum of CDN$10,000,000 aggregate principal amount of 8% convertible unsecured subordinated debentures due June 30, 2020. The Corporation had also filed an amended registration statement on Form S-1 with the United States Securities and Exchange Commission to register the Debentures and the shares of common stock underlying the Debentures. On April 4, 2017, the Company had filed a preliminary short form prospectus with respect to the offering as well as a registration statement on Form S-1 with the United States Securities and Exchange Commission.

Subsequent to the end of the second quarter, on July 12, 2017, the Company announced that it had closed its previously announced prospectus offering of convertible unsecured subordinated debentures of the Corporation for gross aggregate proceeds of CDN$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CDN$6,838,000 of Debentures at a price of CDN$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CDN$1.35 per common share of the Corporation, being a conversion rate of approximately 740 Shares per CDN$1,000 principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company announced that it had closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CDN$762,000.

Together with the principal amount of CDN$6,838,000 of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CDN$7,600,000 of Debentures at a price of CDN$1,000 per Debenture.

The Offering was conducted on a commercially reasonable best efforts basis by a syndicate of agents led by Desjardins Capital Markets and including Laurentian Bank Securities Inc. and Echelon Wealth Partners Inc.

The net proceeds from the Offering will be used for investments in leasehold improvements and equipment, clinical studies, product development and general working capital requirements.

Corporate related developments

Expansion to the existing Manufacturing Facility

The Company has initiated an expansion project to the existing manufacturing facility, the timing of which will be dictated in part by the initiation of agreements with our commercial partners. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners. It should also significantly lower the acquisition cost for our partners and provide better protection of our Intellectual Property.

The Company has already entered into a lease agreement for an additional 11,000 square feet of expansion space and the preparation for a facility expansion is already ongoing.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2017 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $859 due to the fluctuations in the rates used to prepare our financial statements, $160 of which positively impacted our comprehensive loss for the six-month period ended June 30, 2017. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period		Six-month period
		ended June 30,		ended June 30,
In U.S.$ thousands	2017	2016	2017	2016
	$	$	$	$
Comprehensive loss	(550)	(806)	(1,018)	(1,513)
Add (deduct):
Depreciation and amortization	170	100	340	187
Finance costs	54	46	111	86
Finance income	(1)	-	(3)	-
Share-based compensation	53	29	223	92
Foreign currency translation adjustment	(116)	(34)	(160)	(73)

Adjusted EBITDA	(390)	(665)	(507)	(1,221)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA improved by $275 for the three-month period ended June 30, 2017 to ($390) compared to ($665) for the three-month period ended June 30, 2016. Adjusted EBITDA improved by $714 for the six-month period ended June 30, 2017 to ($507) compared to ($1,221) for the six-month period ended June 30, 2017. The improvement in Adjusted EBITDA of $275 for the three]month period ended June 30, 2017 is mainly attributable to an increase in revenues of $454 partially offset by an increase in R&D expenses of $223 before consideration of stock-based compensation. The improvement in Adjusted EBITDA of $714 for the six month period ended June 30, 2017 is mainly attributable to an increase in revenues of $989 partially offset by an increase in R&D expenses of $382 before consideration of stock-based compensation.

Results of operations for the three-month and six-month periods ended June 30, 2017 compared with the three-month and six-month periods ended June 30, 2016.

	Three-month period		Six-month period ended
	ended June 30,		June 30,
In U.S.$ thousands	2017	2016	2017	2016
Revenue	$1,126	$672	$2,479	1,490
Cost of Royalty and License Revenue	89	66	181	131
Research and Development Expenses	654	426	1,298	907
Selling, General and Administrative
Expenses	826	874	1,730	1,765
Depreciation of tangible assets	170	100	340	187
Operating loss	(613)	(794)	(1,070)	(1,500)
Net loss	(666)	(840)	(1,178)	(1,586)
Comprehensive loss	(550)	(806)	(1,018)	(1,513)

Revenue

Total revenues for the three-month period ended June 30, 2017 amounted to $1,126, representing an increase of $454 or 68% compared to $672 for the three-month period ended June 30, 2016. Total revenues for the six-month period ended June 30, 2017 amounted to $2,479, representing an increase of $989 or 66% compared to $1,490 for the six-month period ended June 30, 2016. The increase for the three-month period ended June 30, 2017 compared to the last year’s corresponding period is mainly attributable to an increase in other revenues and deferred revenues on monetization of $1,126 offset by a decrease in royalties of $672. The increase for the six-month period ended June 30, 2017 compared to the last year’s corresponding period is mainly attributable to an increase in upfronts, other revenues and deferred revenues on monetization of $2,040 offset by a decrease in royalties of $1,051.

Cost of royalty and license revenue

We recorded $89 for the cost of royalty and license revenue in the three-month period ended June 30, 2017 compared with $66 in the same period of 2016. We recorded $181 for the cost of royalty and license revenue in the six-month period ended June 30, 2017 compared with $131 in the same period of 2016. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner. Following the monetization of Forfivo XL®’s royalties, we are required to record 10% of the deferred revenues from the monetization as cost of royalty and license revenue until December 31, 2017 which represented $181 for the six-month period ended June 30, 2017.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended June 30, 2017 amounted to $654, representing an increase of $228 or 54%, compared to $426 for the three-month period ended June 30, 2016. R&D expenses for the six-month period ended June 30, 2017 amounted to $1,298, representing an increase of $391 or 43%, compared to $907 for the six-month period ended June 30, 2016.

The increase in R&D expenses for the three-month period ended June 30, 2017 is mainly attributable to increases in lab supplies of $155, R&D salaries of $106, study costs of $38 and analytical costs of $34. The increase was partially offset by a reduction in patent costs of $95. The increase in R&D expenses for the six-month period ended June 30, 2017 is mainly attributable to increases in lab supplies of $200, R&D salaries of $188, study costs of $146, analytical costs of $50, manufacturing scale up activities of $46, and license fees of $40. The increase was partially offset by a reduction in patent costs of $273.

In the three-month period ended June 30, 2017 we recorded estimated Research and Development Tax Credits and refunds of $30, compared with $23 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2017 we recorded estimated Research and Development Tax Credits and refunds of $60, compared with $45 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended June 30, 2017 amounted to $826, representing a decrease of $48 or 5%, compared to $874 for the three-month period ended June 30, 2016. SG&A expenses for the six-month period ended June 30, 2017 amounted to $1,730, representing a decrease of $35 or 2%, compared to $1,765 for the six-month period ended June 30, 2016.

The decrease in SG&A expenses for the three-month period ended June 30, 2017 is mainly attributable to a decrease in business development expenses of $43. The decrease in SG&A expenses for the six-month period ended June 30, 2017 is mainly attributable to a decrease in office and general expenses of $42.

Depreciation of tangible assets

In the three-month period ended June 30, 2017 we recorded an expense of $170 for the depreciation of tangible assets, compared with an expense of $100 for the same period of the previous year. In the six-month period ended June 30, 2017 we recorded an expense of $340 for the depreciation of tangible assets, compared with an expense of $187 for the same period of the previous year. The increases in the depreciation of tangible assets are mainly attributable to the commencement of the depreciation of the plant equipment.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2017 amounted to $53 compared to $29 for the three-month period ended June 30, 2016. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2017 amounted to $223 compared to $92 for the six-month period ended June 30, 2016.

We expensed approximately $47 in the three-month period ended June 30, 2017 for options granted to our employees in 2015 and 2016 under the 2006/2016 Stock Option Plan, approximately $5 for options granted to non-employee directors in 2015 and 2016, and approximately $1 for options granted to a consultant in 2016, compared with $25, $4, and $nil respectively that was expensed in the same period of the previous year.

We expensed approximately $96 in the six-month period ended June 30, 2017 for options granted to our employees in 2015 and 2016 under the 2006/2016 Stock Option Plan, approximately $124 for options granted to non-employee directors in 2015, 2016 and 2017, and approximately $3 for options granted to a consultant in 2016, compared with $51, $41, and $nil respectively that was expensed in the same period of the previous year.

There remains approximately $188 in stock based compensation to be expensed in fiscal 2017 and 2018, of which $180 relates to the issuance of options to our employees and directors during 2015 to 2017 and $8 relates to the issuance of options to a consultant in 2016. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	June 30,	December	Increase/	Increase/
In U.S.$ thousands	2017	31, 2016	(Decrease)	(Decrease)
Current Assets	$3,798	$6,352	$(2,554)	(40%	)
Leasehold improvements and Equipment, net	6,034	5,730	304	5%
Security Deposit	732	708	24	3%
Current Liabilities	3,060	5,235	(2,175)	(42%	)
Long-term debt	2,290	2,565	(275)	(11%	)
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	24,939	23,700	1,239	5%

Current assets

Current assets totaled $3,798 as at June 30, 2017 compared with $6,352 at December 31, 2016. The decrease of $2,554 is mainly attributable to decreases in short-term investments of $2,245, accounts receivable of $677, prepaid expenses of $162 partially offset by an increase in cash and cash equivalents of $563.

Cash and cash equivalents

Cash and cash equivalents totaled $1,175 as at June 30, 2017 representing an increase of $563 compared with the balance of $612 as at December 31, 2016. The increase in cash on hand relates to net cash provided by investing activities of $1,870 and net cash provided by financing activities of $662, partially offset by cash used by operating activities of $1,963.

Accounts receivable

Accounts receivable totaled $367 as at June 30, 2017 representing a decrease of $677 compared with the balance of $1,044 as at December 31, 2016. The main reason for the decrease is related to the collection in 2017 of upfront payments accounted for as at December 31, 2016.

Prepaid expenses

As at June 30, 2017 prepaid expenses totaled $404 compared with $566 as of December 31, 2016. The decrease in prepaid expenses is attributable to the advance payment in December 2016 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $213 as at June 30, 2017 compared with $246 as at December 31, 2016. The decrease is attributable to the collection of the 2015 tax credits offset by the accrual estimated and recorded for the first half of 2017.

Leasehold improvements and equipment

As at June 30, 2017, the net book value of leasehold improvements and equipment amounted to $6,034, compared to $5,730 at December 31, 2016. In the six-month period ended June 30, 2017 additions to assets totaled $455 and mainly comprised of $347 for manufacturing equipment, $65 for leasehold improvements, $35 for office equipment and $8 for computer equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2017. Security deposits in the amount of CAD$650 for the term loans were also recorded as at June 30, 2017.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $452 as at June 30, 2017 compared with $897 as at December 31, 2016. The decrease is mainly attributable to the December 31, 2016 bonus accruals paid out in Q1 2017.

Long-term debt

Long-term debt totaled $3,018 as at June 30, 2017 (December 31, 2016 - $3,269). An amount of $2,440 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $578 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Shareholders’ equity

As at June 30, 2017 we had accumulated a deficit of $18,915 compared with an accumulated deficit of $17,737 as at December 31, 2016. Total assets amounted to $10,493 and shareholders’ equity totaled $5,166 as at June 30, 2017, compared with total assets and shareholders’ equity of $12,790 and $4,945 respectively, as at December 31, 2016.

Capital stock

As at June 30, 2017 capital stock amounted to $0.666 (December 31, 2016: $0.648) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $24,939 as at June 30, 2017, as compared to $23,700 as at December 31, 2016. Additional paid in capital increased by $1,239 from which $1,016 came from proceeds from exercise of warrants and stock options and $223 from stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	June 30, 2017	June 30, 2016	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(1,963)	$(1,658)	$(305)	(18%	)
Financing Activities	662	1,499	(837)	(56%	)
Investing Activities	1,870	(1,844)	3,714	201%
Cash and cash equivalents - end of period	1,175	1,096	79	7%

Statement of cash flows

Net cash used in operating activities was $1,963 for the six-month period ended June 30, 2017, compared to $1,658 for the six-month period ended June 30, 2016. For the six-month period ended June 30, 2017, net cash used by operating activities consisted of a net loss of $1,178 (2016: $1,586) before amortization, depreciation and stock-based compensation expenses in the amount of $563 (2016: $279) and a decrease in non-cash operating elements of working capital of $1,348 (2016: $351).

The net cash provided by financing activities was $662 for the six-month period ended June 30, 2017, compared to $1,499 provided in the same period of the previous year. An amount of $1,016 derives from proceeds from exercise of warrants and stock options (2016: $nil) offset by repayment of term loans for an amount of $354 (2016: $70). An amount of $1,569 derived from disbursements of a term loan negotiated with the Bank for the six-month period ended June 30, 2016.

Net cash provided by investing activities amounted to $1,870 for the six-month period ended June 30, 2017 compared to a negative $1,844 in the same period of 2016. The net cash provided by investing activities for the six-month period ended June 30, 2017 relates to the redemption of short term investments of $2,325 (2016: $Nil), offset by the purchase of fixed assets of $455 (2016: $1,844).

The balance of cash and cash equivalents as at June 30, 2017 amounted to $1,175, compared to $1,096 as at June 30, 2016.

Subsequent Event

On July 12, 2017, the Company announced that it had closed its previously announced prospectus offering of convertible unsecured subordinated debentures of the Corporation for gross aggregate proceeds of CDN$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CDN$6,838,000 of Debentures at a price of CDN$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CDN$1.35 per common share of the Corporation, being a conversion rate of approximately 740 Shares per CDN$1,000 principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company announced that it had closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CDN$762,000.

Together with the principal amount of CDN$6,838,000 of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CDN$7,600,000 of Debentures at a price of CDN$1,000 per Debenture.

The Offering was conducted on a commercially reasonable best efforts basis by a syndicate of agents led by Desjardins Capital Markets and including Laurentian Bank Securities Inc. and Echelon Wealth Partners Inc.

The net proceeds from the Offering will be used for investments in leasehold improvements and equipment, clinical studies, product development and general working capital requirements.

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

PART II

Item 1.	Legal Proceedings

This Item is not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	(Reserved)

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

10.1	Supplemental Agency Agreement

10.2	Supplemental Trust Indenture

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORPORATION

Date: August 10, 2017	By:	/s/	Horst G. Zerbe
------------------------------------
Horst G. Zerbe
President, C.E.O. and
Director

Date: August 10, 2017	By:	/s/	Andre Godin
------------------------------------
Andre Godin
Principal Accounting Officer