Form 10-Q
period 2017-09-30
IntelGenx Technologies Corp.
filed 2017-11-09
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

(514) 331-7440
(Issuer's telephone number)

_______________________________________________
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

Yes [   ]      No [   ]

APPLICABLE TO CORPORATE ISSUERS:

66,931,467 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of September 30, 2017.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current
Cash	$1,631	$612
Short-term investments	5,291	3,884
Accounts receivable	470	1,044
Prepaid expenses	236	566
Investment tax credits receivable	254	246
Total current assets	7,882	6,352
Leasehold improvements and equipment, net (note 4)	6,523	5,730
Security deposits	761	708
Total assets	$15,166	$12,790
Liabilities
Current
Accounts payable and accrued liabilities	1,222	897
Current portion of long-term debt (note 7)	776	704
Deferred revenue (note 6)	978	3,634
Total current liabilities	2,976	5,235
Deferred lease obligations	50	45
Long-term debt (note 7)	2,192	2,565
Convertible debentures (note 8)	5,158	-
Total liabilities	10,376	7,845

Shareholders' equity
Capital stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 66,931,467 shares issued and outstanding (2016: 64,812,020 common shares) (note 9)	1	1
Additional paid-in capital (note 10)	25,149	23,700
Accumulated deficit	(19,697)	(17,737)
Accumulated other comprehensive loss	(663)	(1,019)
Total shareholders’ equity	4,790	4,945
	$15,166	$12,790

See accompanying notes

Approved on Behalf of the Board:
/s/ Bernd J. Melchers	Director
/s/Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2017
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2016	64,812,020	$1	$23,700	$(17,737)	$(1,019)	$4,945
Foreign currency translation adjustment	-	-	-	-	356	356
Warrants exercised (note 10)	1,984,447	-	1,120	-	-	1,120
Options exercised (note 10)	135,000	-	62	-	-	62
Stock-based compensation (note 10)	-	-	267	-	-	267
Net loss for the period	-	-	-	(1,960)	-	(1,960)
Balance – September 30, 2017	66,931,467	$1	$25,149	$(19,697)	$(663)	$4,790

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income (Loss)
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenues
Royalties	$-	$-	$-	$1,051
License and other revenue	1,254	1,819	3,733	2,258
Total revenues	1,254	1,819	3,733	3,309

Expenses
Cost of royalty, license and other revenue	97	97	278	228
Research and development expense	578	388	1,876	1,295
Selling, general and administrative expense	963	1,072	2,693	2,837
Depreciation of tangible assets	185	174	525	361
Total expenses	1,823	1,731	5,372	4,721
Operating (loss) income	(569)	88	(1,639)	(1,412)
Interest income	5	2	8	2
Financing and interest expense	(218)	(60)	(329)	(146)

Net (loss) income	(782)	30	(1,960)	(1,556)
Other comprehensive income
Foreign currency translation adjustment	196	32	356	105
Comprehensive (loss) income	$(586)	$62	$(1,604)	$(1,451)
Basic:
Weighted average number of shares outstanding	66,834,363	63,874,252	65,885,055	63,702,536
Diluted (loss) earnings per common share (note 12)	$(0.01)	$0.00	$(0.02)	$(0.02)
Diluted:
Weighted average number of shares outstanding	66,834,363	73,541,378	65,885,055	63,702,536
Diluted (loss) earnings per common share (note 12)	$(0.01)	$0.00	$(0.02)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Funds provided (used) -

Operating activities

Net (loss) income	$(782)	$30	$(1,960)	$(1,556)
Depreciation of tangible assets	185	174	525	361
Stock-based compensation	44	49	267	141
Accretion expense	57	-	57	-
	(496)	253	(1,111)	(1,054)
Changes in non-cash items related to operations:
Accounts receivable	(103)	539	574	929
Prepaid expenses	168	(430)	330	(469)
Investment tax credits receivable	(41)	(21)	(8)	(74)
Security deposit	-	11	-	(218)
Accounts payable and accrued liabilities	770	(331)	325	(769)
Deferred revenue	(902)	4,651	(2,656)	4,651
Deferred lease obligations	2	-	5	18
Net change in non-cash items related to operations	(106)	4,419	(1,430)	4,068

Net cash (used in) from operating activities	(602)	4,672	(2,541)	3,014

Financing activities
Issuance of long-term debt	-	-	-	1,569
Repayment of long-term debt	(169)	(239)	(523)	(309)
Proceeds from exercise of warrants and stock options	166	596	1,182	596
Net proceeds from issuance of convertible debentures	4,978	-	4,978	-
Net cash provided by financing activities	4,975	357	5,637	1,856

Investing activities
Additions to leasehold improvements and equipment	(452)	(385)	(907)	(2,229)
Acquisition of short-term investments	(3,952)	(3,000)	(3,952)	(3,000)
Redemption of short-term investments	410	-	2,735	-
Net cash used in investing activities	(3,994)	(3,385)	(2,124)	(5,229)

Increase (decrease) in cash	379	1,644	972	(359)

Effect of foreign exchange on cash	77	(20)	47	214

Cash

Beginning of period	1,175	1,096	612	2,865

End of period	$1,631	$2,720	$1,631	$2,720

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2017
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2017
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

Recent Accounting Pronouncements

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
September 30, 2017
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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2017
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
September 30, 2017
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
September 30, 2017
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

4.	Leasehold Improvements and Equipment

			September 30,	December 31,
			2017	2016
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$3,367	$327	$3,040	$2,429
Laboratory and office equipment	1,364	577	787	807
Computer equipment	84	53	31	23
Leasehold improvements	3,219	554	2,665	2,471

	$8,034	$1,511	$6,523	$5,730

As at September 30, 2017 no depreciation has been recorded on manufacturing equipment in the amount of $718 as the equipment is not ready for use.

5.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$75 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at September 30, 2017, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

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

7.	Long-term Debt

The components of the Company’s debt are as follows:

	September 30, 2017	December 31, 2016
	$	$
(in U.S. $ thousands)
Term loan facility	2,394	2,636
Secured loan	574	633
Total debt	2,968	3,269
Less: current portion	776	704
Total long-term debt	2,192	2,565

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

7.	Long-term Debt (Cont’d)

Principal repayments due in each of the next five years are as follows:

2017	$208 (CAD 260)
2018	757 (CAD 945)
2019	757 (CAD 945)
2020	757 (CAD 945)
2021	489 (CAD 610)

8.	Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the “Offering”) of convertible unsecured subordinated debentures of the Corporation (the “Debentures”) for gross aggregate proceeds of CAD$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 of Debentures at a price of CAD$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 (the “Conversion Price”) per common share of the Corporation (“Share”), being a conversion rate of approximately 740 Shares per CAD$1,000 principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000.

Together with the principal amount of CAD$6,838,000 of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 of Debentures at a price of CAD$1,000 per Debenture.

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the period ended September 30, 2017 amounts to CAD$74,000.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

8.	Convertible Debentures (Cont’d)

The components of the convertible debentures as at September 30, 2017 are as follows:

September 30, 2017
$

(in U.S. $ thousands)
Face value of convertible debentures	$6,090
Transaction costs	(991)
Accretion	59

Convertible debentures	$5,158

The accrued interest on the convertible debentures as September 30, 2017 amounts to $107 and is recorded in accounts payable and accrued liabilities.

9.	Capital Stock

	September 30,	December 31,
	2017	2016
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
66,931,467 (December 31, 2016 - 64,812,020) common shares	$1	$1

10.	Additional Paid-In Capital

Stock options

On August 31, 2017, 359,818 options to purchase common stock were granted to employees under the 2016 Stock Option Plan. The options have an exercise price of $0.77. The options granted vest over a period of 2 years at the rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $120 thousand.

On January 18, 2017, 300,000 options to purchase common stock were granted to non-employee directors under the 2016 Stock Option Plan. The options have an exercise price of $0.89. The options vest immediately and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $114 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2017
(Expressed in U.S. Funds)
(Unaudited)

10.	Additional Paid-In Capital (Cont’d)

During the nine-month period ended September 30, 2017 a total of 135,000 stock options were exercised for 135,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand. No stock options were exercised during the nine-month period ended September 30, 2016.

Compensation expenses for stock-based compensation of $267 thousand and $141 thousand were recorded during the nine-month periods ended September 30, 2017 and 2016, respectively. An amount of $262 thousand expensed in the nine-month period of 2017 relates to stock options granted to employees and directors and an amount of $5 thousand relates to stock options granted to a consultant. The entire amount expensed in the nine-month period of 2016 relates to stock options granted to employees and directors. As at September 30, 2017, the Company has $243 thousand (2016 - $295 thousand) of unrecognized stock-based compensation, of which $6 thousand (2016 - $12) relates to the issuance of options to a consultant in 2016.

Warrants

During the nine-month period ended September 30, 2017 a total of 1,984,447 warrants were exercised for 1,984,447 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,120 thousand, resulting in an increase in additional paid-in capital of approximately $1,120 thousand. During the nine-month period ended September 30, 2016, a total of 1,056,765 warrants were exercised for 1,056,765 common shares having a par value of $0 thousand in aggregate, for cash consideration of $596 thousand, resulting in an increase in additional paid-in capital of $596 thousand.

11.	Related Party Transactions

Included in management salaries are $3 (2016 - $2 thousand) for options granted to the Chief Executive Officer, $34 thousand (2016 - $45 thousand) for options granted to the Chief Financial Officer, $3 thousand (2016 - $9 thousand) for options granted to the former Vice President, Operations, $5 thousand (2016 - $4 thousand) for options granted to the Vice-President, Research and Development, $26 thousand (2016 - $1) for options granted to Vice-President, Business and Corporate Development and $Nil thousand (2016 - $21 thousand) for options granted to the former Vice President, Corporate Development under the 2016 Stock Option Plan and $128 thousand (2016 - $45 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $206 thousand (2016 - $137 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

12.	Basic and Diluted (Loss) Earnings per Common Share

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month and nine-month periods ended September 30, 2017 and 2016.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2016. In preparing this MD&A, we have taken into account information available to us up to November 9, 2017, the date of this MD&A, unless otherwise indicated.

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

Most recent key developments

On June 29, 2017, the Company announced that it had filed a final short form prospectus in connection with an offering of a minimum of CAD$5,000,000 and a maximum of CAD$10,000,000 aggregate principal amount of 8% convertible unsecured subordinated debentures due June 30, 2020. The Corporation had also filed an amended registration statement on Form S-1 with the United States Securities and Exchange Commission to register the Debentures and the shares of common stock underlying the Debentures. On April 4, 2017, the Company had filed a preliminary short form prospectus with respect to the offering as well as a registration statement on Form S-1 with the United States Securities and Exchange Commission.

On July 12, 2017, the Company announced that it had closed its previously announced prospectus offering of convertible unsecured subordinated debentures of the Corporation for gross aggregate proceeds of CAD$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 of Debentures at a price of CAD$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 per common share of the Corporation, being a conversion rate of approximately 740 Shares per CAD$1,000 principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company announced that it had closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, 2017, pursuant to which it had raised additional gross proceeds of CAD$762,000.

Together with the principal amount of CAD$6,838,000 of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 of Debentures at a price of CAD$1,000 per Debenture.

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

On July 12, 2017, the Company announced that Dr. Rodolphe Obeid, its Director of Research and Development, Process Development and Manufacturing Scale-Up, discussed the Company's oral films based on its proprietary VersaFilm™ technology platform during a presentation today at BIT's 7th Annual Symposium of Drug Delivery Systems being held in Prague, Czech Republic. Entitled "Oral Film Technology Evolution, Challenges and Therapeutic Benefits," Dr. Obeid's presentation reviewed the Company's development of VersaFilm™ and the technology platform's potential to enhance active pharmaceutical ingredient bioavailability, accelerate onset of action, reduce side effects and ease administration, thereby improving patient's compliance and satisfaction. Dr. Obeid is an expert in drug delivery systems and polymeric assemblies. In his current role, Dr. Obeid is responsible for overseeing all of IntelGenx' product development activities. Based on IntelGenx' current pipeline, there are eight different film projects in various development stages, five of which are under co-development with a commercial partner. Here, Dr. Obeid is in charge of overseeing the technology transfer, as well as the process development and manufacturing scale-up of all internal and external pharmaceutical film projects. Prior to joining IntelGenx, Dr. Obeid was a postdoctoral industrial R&D Fellow at the Faculty of Veterinary Medicine of University of Montreal, working on vaccine encapsulation using biodegradable microspheres. Before that, he was a National Institutes of Health Postdoctoral Scholar at the University of Alabama in collaboration with the Massachusetts Institute of Technology, focusing on the development of novel poly-based polymers for surface modification of biomedical implants as a part of the Boston Retinal Implant Project. Dr. Obeid holds a Ph.D in polymer chemistry from the University of Montreal, Canada and two Masters in polymer science and chemical engineering from the University of Strasbourg, France. Dr. Obeid is the co-inventor of multiple pending patent applications, and has published numerous scientific articles on recognized international journals and conferences.

On September 11, 2017, Dr. Horst Zerbe, IntelGenx Chief Executive Officer presented at the Rodman & Renshaw 19th Annual Global Investment Conference at the Lotte New York Palace Hotel. Dr. Zerbe provided an overview of IntelGenx' business during the presentation along with Andre Godin, Executive Vice-President and Chief Financial Officer. Both of them also participated in one-on-one meetings with investors registered at the conference.

On August 31, 2017, the Company announced that the Company's board of directors had granted options to acquire a total of 359,818 common shares under the 2016 Stock Option Plan. Of the total stock options granted, 179,908 were granted to the Horst G. Zerbe, Chief Executive Officer and President and 59,970 were granted to Andre Godin, Executive Vice President and Chief Financial Officer. Furthermore, 59,970 stock options were granted to each of two officers of IntelGenx Corp., Nadine Paiement, Vice President Research and Development and Dana Matzen, Vice President of Business and Corporate Development. The options have an exercise price of US$0.77 (CAD$0.96), vest over a period of two years at the rate of 25% every six months and expire on August 27, 2027.

On August 31, 2017, the U.S. District Court for the District of Delaware rendered a decision which determined that the process used to manufacture IntelGenx' and Par Pharmaceutical Inc.'s buprenorphine/naloxone sublingual film product for the treatment of opiate addiction does not infringe MonoSol Rx U.S. Patent No. 8,900,497. Also on August 31, 2017, the Delaware Court rendered a decision in a separate case, which previously resulted in a finding infringement of the MonoSol Rx U.S. Patent No 8,603,514, denying IntelGenx' and Par's motion to reopen the case. IntelGenx and Par are presently working on the appeal process.

Corporate related developments

Expansion to the existing Manufacturing Facility

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property.

The Company has entered into a lease agreement for an additional 11,000 square feet of expansion space and the preparation for a facility expansion is ongoing.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2017 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $663 due to the fluctuations in the rates used to prepare our financial statements, $356 of which positively impacted our comprehensive loss for the nine-month period ended September 30, 2017. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
In U.S.$ thousands	2017	2016	2017	2016
	$	$	$	$
Comprehensive (loss) income	(586)	62	(1,604)	(1,451)
Add (deduct):
Depreciation of tangible assets	185	174	525	361
Financing and interest expense	218	60	329	146
Interest income	(5)	(2)	(8)	(2)
Stock-based compensation	44	49	267	141
Foreign currency translation adjustment	(196)	(32)	(356)	(105)

Adjusted EBITDA	(340)	311	(847)	(910)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased to ($340) for the three-month period ended September 30, 2017 compared to $311 for the three-month period ended September 30, 2016. Adjusted EBITDA improved to ($847) for the nine-month period ended September 30, 2017 compared to ($910) for the nine-month period ended September 30, 2017. The decrease in Adjusted EBITDA of $651 for the three-month period ended September 30, 2017 is mainly attributable to a decrease in revenues of $565 and an increase in R&D expenses of $185 before consideration of stock-based compensation, partially offset by a decrease in SG&A expenses of $99 before consideration of stock-based compensation. The improvement in Adjusted EBITDA of $63 for the nine-month period ended September 30, 2017 is mainly attributable to an increase in revenues of $424 and a decrease in SG&A expenses of $251 before consideration of stock-based compensation partially offset by an increase in R&D expenses of $562 before consideration of stock-based compensation.

Results of operations for the three-month and nine-month periods ended September 30, 2017 compared with the three-month and nine-month periods ended September 30, 2016.

	Three-month period		Nine-month period ended
	ended September 30,		September 30,
In U.S.$ thousands	2017	2016	2017	2016

Revenue	$1,254	$1,819	$3,733	3,309

Cost of royalty and license revenue	97	97	278	228
Research and development expenses	578	388	1,876	1,295
Selling, general and administrative expenses	963	1,072	2,693	2,837
Depreciation of tangible assets	185	174	525	361

Operating (loss) income	(569)	88	(1,639)	(1,412)

Net (loss) income	(782)	30	(1,960)	(1,556)

Comprehensive (loss) income	(586)	62	(1,604)	(1,451)

Revenue

Total revenues for the three-month period ended September 30, 2017 amounted to $1,254, representing a decrease of $565 or 31% compared to $1,819 for the three-month period ended September 30, 2016. Total revenues for the Nine-month period ended September 30, 2017 amounted to $3,733, representing an increase of $424 or 13% compared to $3,309 for the nine-month period ended September 30, 2016. The decrease for the three-month period ended September 30, 2017 compared to the last year’s corresponding period is mainly attributable to a decrease in license and other revenues $565. The increase for the nine-month period ended September 30, 2017 compared to the last year’s corresponding period is mainly attributable to an increase in license and other revenues of $1,475 offset by a decrease in royalties of $1,051.

Cost of royalty and license revenue

We recorded $97 for the cost of royalty and license revenue in the three-month period ended September 30, 2017 compared with $97 in the same period of 2016. We recorded $278 for the cost of royalty and license revenue in the nine-month period ended September 30, 2017 compared with $228 in the same period of 2016. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner. Following the monetization of Forfivo XL®’s royalties, we are required to record 10% of the deferred revenues from the monetization as cost of royalty and license revenue until December 31, 2017 which represented $278 for the nine-month period ended September 30, 2017.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended September 30, 2017 amounted to $578, representing an increase of $190 or 49%, compared to $388 for the three-month period ended September 30, 2016. R&D expenses for the nine-month period ended September 30, 2017 amounted to $1,876, representing an increase of $581 or 45%, compared to $1,295 for the nine-month period ended September 30, 2016.

The increase in R&D expenses for the three-month period ended September 30, 2017 is mainly attributable to increases in R&D salaries of $119 related to new hires, study costs of $91 and analytical costs of $62. The increase was partially offset by a reduction in patent costs of $77. The increase in R&D expenses for the nine-month period ended September 30, 2017 is mainly attributable to increases in lab supplies of $204, R&D salaries of $318 related to new hires, study costs of $241, analytical costs of $114 and license fees of $40. The increase was partially offset by a reduction in patent costs of $350.

In the three-month period ended September 30, 2017 we recorded estimated Research and Development Tax Credits and refunds of $31, compared with $22 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2017 we recorded estimated Research and Development Tax Credits and refunds of $92, compared with $68 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended September 30, 2017 amounted to $963, representing a decrease of $109 or 10%, compared to $1,072 for the three-month period ended September 30, 2016. SG&A expenses for the nine-month period ended September 30, 2017 amounted to $2,693, representing a decrease of $144 or 5%, compared to $2,837 for the nine-month period ended September 30, 2016.

The decrease in SG&A expenses for the three-month period ended September 30, 2017 is mainly attributable to a decrease in business development expenses of $108 and professional fees of $207 partially offset by an increase in salaries of $48 and a variation of the foreign exchange expense of $136 due to the appreciation of the CAD dollar vs the US currency. The decrease in SG&A expenses for the nine-month period ended September 30, 2017 is mainly attributable to a decrease in professional fees of $196 and business development expenses of $203 partially offset by an increase in manufacturing expenses of $111 and management and administrative salaries of $133, part of which is non-recurrent.

Depreciation of tangible assets

In the three-month period ended September 30, 2017 we recorded an expense of $185 for the depreciation of tangible assets, compared with an expense of $174 for the same period of the previous year. In the nine-month period ended September 30, 2017 we recorded an expense of $525 for the depreciation of tangible assets, compared with an expense of $361 for the same period of the previous year. The increases in the depreciation of tangible assets are mainly attributable to the commencement of the depreciation of the plant equipment.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2017 amounted to $44 compared to $49 for the three-month period ended September 30, 2016. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2017 amounted to $267 compared to $141 for the nine-month period ended September 30, 2016.

We expensed approximately $38 in the three-month period ended September 30, 2017 for options granted to our employees in 2015, 2016 and 2017 under the 2006/2016 Stock Option Plan, approximately $4 for options granted to non-employee directors in 2015 and 2016, and approximately $2 for options granted to a consultant in 2016, compared with $45, $4, and $nil respectively that was expensed in the same period of the previous year.

We expensed approximately $134 in the nine-month period ended September 30, 2017 for options granted to our employees in 2015, 2016 and 2017 under the 2006/2016 Stock Option Plan, approximately $128 for options granted to non-employee directors in 2015, 2016 and 2017, and approximately $5 for options granted to a consultant in 2016, compared with $96, $45, and $nil respectively that was expensed in the same period of the previous year.

There remains approximately $243 in stock based compensation to be expensed in fiscal 2017 and 2018, of which $237 relates to the issuance of options to our employees and directors during 2015 to 2017 and $6 relates to the issuance of options to a consultant in 2016. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	September	December	Increase/	Increase/
In U.S.$ thousands	30, 2017	31, 2016	(Decrease)	(Decrease)
Current assets	$7,882	$6,352	$1,530	24%
Leasehold improvements and equipment, net	6,523	5,730	793	14%
Security deposits	761	708	53	7%
Current liabilities	2,976	5,235	(2,259)	(43%	)
Convertible debenture	5,158	-	5,158	100%

Long-term debt (long term portion)	2,192	2,565	(373)	(15%	)
Capital stock	1	1	0	0%
Additional paid-in-capital	25,149	23,700	1,449	6%

Current assets

Current assets totaled $7,882 as at September 30, 2017 compared with $6,352 at December 31, 2016. The increase of $1,530 is mainly attributable to increases in cash and short-term investments of $2,426 partially offset by a decrease in accounts receivable of $574 and prepaid expenses of $330.

Cash

Cash totaled $1,631 as at September 30, 2017 representing an increase of $1,019 compared with the balance of $612 as at December 31, 2016. The increase in cash on hand relates to net cash provided by financing activities of $5,637 partially offset by net used in investing activities of $2,124 and cash used by operating activities of $2,541.

Accounts receivable

Accounts receivable totaled $470 as at September 30, 2017 representing a decrease of $574 compared with the balance of $1,044 as at December 31, 2016. The main reason for the decrease is related to the collection in 2017 of upfront payments accounted for as at December 31, 2016.

Prepaid expenses

As at September 30, 2017 prepaid expenses totaled $236 compared with $566 as of December 31, 2016. The decrease in prepaid expenses is attributable to the advance payment in December 2016 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $254 as at September 30, 2017 compared with $246 as at December 31, 2016. The increase is attributable to the accrual estimated and recorded for the nine-months of 2017 offset by the collection of the 2015 tax credits.

Leasehold improvements and equipment

As at September 30, 2017, the net book value of leasehold improvements and equipment amounted to $6,523, compared to $5,730 at December 31, 2016. As at September 30, 2017, the net book values of manufacturing equipment, laboratory and office equipment, computer equipment, and leasehold improvements amounted to $3,040, $787, $31, and $2,665 respectively. As at December 31, 2016, the net book values of manufacturing equipment, laboratory and office equipment, computer equipment and, leasehold improvements were $2,429, $807, $23, and $2,471 respectively. In the nine-month period ended September 30, 2017 additions to assets totaled $907 and mainly comprised of $623 for manufacturing equipment, $222 for leasehold improvements, $49 for office equipment and $13 for computer equipment.

Security deposits

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2017. Security deposits in the amount of CAD$650 for the term loans were also recorded as at September 30, 2017. The difference between the amount at December 31, 2016 and the amount at September 30, 2017 is related to the US currency fluctuation.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,222 as at September 30, 2017 compared with $897 as at December 31, 2016. The increase is mainly attributable to legal fees in the amount of $255 in connection with the convertible debentures and the accrual of interest on the convertible debentures as at September 30, 2017 in the amount of $107.

Convertible debentures

Convertible debentures totaled $5,158 as at September 30, 2017 resulting in the issuance by the Corporation of a total aggregate principal amount of CAD$7,600,000 of debentures at a price of CAD$1,000 per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the period ended September 30, 2017 amounts to CAD$74,000. The accrued interest on the convertible debentures as September 30, 2017 amounts to $107 and is recorded in accounts payable and accrued liabilities.

Long-term debt

Long-term debt totaled $2,968 as at September 30, 2017 (December 31, 2016 - $3,269). An amount of $2,394 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $574 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Shareholders’ equity

As at September 30, 2017 we had accumulated a deficit of $19,697 compared with an accumulated deficit of $17,737 as at December 31, 2016. Total assets amounted to $15,166 and shareholders’ equity totaled $4,790 as at September 30, 2017, compared with total assets and shareholders’ equity of $12,790 and $4,945 respectively, as at December 31, 2016.

Capital stock

As at September 30, 2017 capital stock amounted to $0.666 (December 31, 2016: $0.648) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $25,149 as at September 30, 2017, as compared to $23,700 as at December 31, 2016. Additional paid in capital increased by $1,449 from which $1,182 came from proceeds from exercise of warrants and stock options and $267 from stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

As at December 31, 2016, we had non-refundable tax credits of $1,190 (2015: $1,022) of which $8 is expiring in 2026, $10 is expiring in 2027, $168 is expiring in 2028, $147 is expiring in 2029, $126 is expiring in 2030, $133 is expiring in 2031, $167 is expiring in 2032 and $111 is expiring in 2033, $84 expiring in 2034 and $99 is expiring in 2035 and $137 expiring in 2036. We also had undeducted research and development expenses of $5,438 (2015: $4,563) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	September 30, 2017	September 30, 2016	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating activities	$(2,541)	$3,014	$(5,555)	(184%	)
Financing activities	5,637	1,856	3,781	204%
Investing activities	(2,124)	(5,229)	3,105	59%
Cash - end of period	1,631	2,720	(1,089)	40%

Statement of cash flows

Net cash used in operating activities was $2,541 for the nine-month period ended September 30, 2017, compared to net cash provided from operating activities of $3,014 for the nine-month period ended September 30, 2016. For the nine-month period ended September 30, 2017, net cash used by operating activities consisted of a net loss of $1,960 (2016: $1,556) before amortization, depreciation, stock-based compensation and accretion expenses in the amount of $849 (2016: $502) and a decrease in non-cash operating elements of working capital of $1,430 (2016: increase of $4,068).

The net cash provided by financing activities was $5,637 for the nine-month period ended September 30, 2017, compared to $1,856 provided in the same period of the previous year. An amount of $4,978 derives from the net proceeds from issuance of convertible debenture (2016: $nil) and $1,182 derives from proceeds from exercise of warrants and stock options (2016: $596) offset by repayment of term loans for an amount of $523 (2016: $309). An amount of $1,569 derived from disbursements of a term loan negotiated with the Bank for the nine-month period ended September 30, 2016.

Net cash used in investing activities amounted to $2,124 for the nine-month period ended September 30, 2017 compared to $5,229 in the same period of 2016. The net cash used in investing activities for the nine-month period ended September 30, 2017 relates to the acquisition of short term investments of $3,952 (2016: $3,000) and the purchase of fixed assets of $907 (2016: $2,229) offset by the redemption of short-term investments of $2,735 (2016:$nil).

The balance of cash as at September 30, 2017 amounted to $1,631, compared to $2,720 as at September 30, 2016.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 9, 2017	By: /s/	Horst G. Zerbe
------------------------------------
Horst G. Zerbe
President, C.E.O. and
Director

Date: November 9, 2017	By: /s/	Andre Godin
------------------------------------
Andre Godin
Principal Accounting Officer