Form 10-K
period 2017-12-31
IntelGenx Technologies Corp.
filed 2018-03-29
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

As of June 30, 2017, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $54,454,267 based on the closing price of the registrant’s common shares of U.S. $0.97, as reported on the OTCQX on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2018
Common Stock, $.00001 par value	67,731,467 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CA$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the average annual exchange rate for 2017 as reported by the Bank of Canada, being U.S. $1.00 = CA$1.2979.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., “Risk Factors”, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Overview

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. More recently, we have made the strategic decision to enter the oral film market and have implemented commercial oral film manufacturing capability. This enables us to offer our partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer and manufacturing scale-up, and commercial manufacturing.

Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and, once the viability of a product has been demonstrated, license the commercial rights to partners in the pharmaceutical industry. In certain cases, we rely upon partners in the pharmaceutical industry to fund the development of the licensed products, complete the regulatory approval process with the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

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
•

Easy administration for patients who have problems swallowing tablets or capsules; pediatric and geriatric patients as well as patients who fear choking and/or are suffering from nausea (e.g., nausea resulting from chemotherapy, radiotherapy or any surgical treatment);

•	Pleasant taste;
•	Small and thin size, making it convenient for consumers.

Our VersaFilm™ technology consists of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm™ technology is designed to provide a rapid response compared to existing conventional tablets. Our VersaFilm™ technology is intended for indications requiring rapid onset of action, such as migraine, opioid dependence, chronic pain, motion sickness, erectile dysfunction, and nausea.

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

Our Mucoadhesive Tablet is a drug delivery system capable of adhering to the oral mucosa and releasing the drug to the site of application at a controlled rate. The Mucoadhesive Tablet is designed to provide the following advantages relative to competing technologies: (i) it avoids the first pass effect, whereby the liver metabolizes the active ingredient and greatly reduces the level of drug reaching the systemic circulation, (ii) it leads to a higher absorption rate in the oral cavity as compared to the conventional oral route, and (iii) it achieves a rapid onset of action for the drug. Our AdVersa® technology is designed to be versatile in order to permit the site of application, residence time, and rate of release of the drug to be modulated to achieve the desired results.

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

INT0001/2004: This is the most advanced tablet generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. In November 2016 we entered into a License and Development Agreement with Chemo Group to advance the commercialization of our Versa Tab™ product. The manufacturing technology transfer to Chemo is currently ongoing.

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

In August 2013, we announced receipt of a Paragraph IV Certification Letter from Wockhardt Bio AG, advising of the submission of an Abbreviated New Drug Application (“ANDA”) to the FDA requesting authorization to manufacture and market generic versions of Forfivo XL® 450 mg tablets in the U.S. In November 2014 we announced that the Paragraph IV litigation with Wockhardt had been settled and that, under the terms of the settlement, Wockhardt has been granted the right, with effect from January 15, 2018, to be the exclusive marketer and distributor of an authorized generic of Forfivo XL® in the U.S.

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

On August 5, 2016, we announced that we had sold our U.S. royalty on future sales of Forfivo XL® to SWK Holdings Corporation (“SWK”) for $6 million (CA$8 million). Forfivo XL® (Bupropion extended-release) is the first 450 mg bupropion HCl tablet indicated for Major Depressive Disorder, approved by the FDA. As per terms of the agreement, we received $6 million from SKW at closing. In return for, (i) 100% of any and all royalties (as defined in the Edgemont Pharmaceuticals, LLC License Agreement) or similar royalty amounts received on or after April 1, 2016, (ii) 100% of the $2 million milestone payment upon Edgemont reaching annual net sales of $15 million, and (iii) 35% of all potential future milestone payments. Patent protection for Forfivo XL® in the United States expires in 2027.

SWK is a specialized finance company with a focus on the global healthcare sector. SWK partners with ethical product marketers and royalty holders to provide flexible financing solutions at an attractive cost of capital to create long-term value for both SWK’s business partners and its investors.

In the first quarter of 2017, IntelGenx was informed that Edgemont Pharmaceuticals, LLC. assigned its product business, including Forfivo XL®, to Alvogen Group Holdings 3 LLC.

INT0007/2006: We are developing an oral film product based on our VersaFilm™ technology containing the active ingredient Tadalafil. The product is intended for the treatment of erectile dysfunction (“ED”). The results of a phase I pilot study that was conducted in the second quarter of 2015 confirmed that the product is bioequivalent with the brand product, Cialis®. We are currently completing all required activities supporting the filing of a 505(b)(2) new drug application (“NDA”).

On November 21, 2016, we announced the signing of a binding term sheet for a license to Eli Lilly and Company’s tadalafil dosing patent, United States Patent No. 6,943,166 (the ’166 dosing patent). Any exclusivity associated with the tadalafil compound patent is not affected by this agreement.

Subject to FDA approval, this license allows us to commercialize a Tadalafil ED VersaFilm™ product in the U.S. prior to the expiration of the ’166 dosing patent. This license terminates all our current tadalafil-related litigation activities.

On March 28, 2017, we announced that Eli Lilly and Company granted IntelGenx’ an exclusive license for tadalafil film product under ED dosing patent, the ’166 dosing patent.

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

In June 2013 the FDA assigned a Prescription Drug User Fee Act (“PDUFA”) action date of February 3, 2014 for the review of the NDA for marketing approval and in February 2014 we received a Complete Response Letter (“CRL”) from the FDA informing us that certain questions and deficiencies remain that preclude the approval of the application in its present form. The questions raised by the FDA in the CRL regarding the NDA for our anti-migraine VersaFilm™ product primarily relate to third party Chemistry, Manufacturing and Controls (“CMC”) and to the packaging and labeling of the product. No questions or deficiencies were raised relating to the product’s safety and the FDA’s CRL does not require additional clinical studies.

In March 2014 we submitted our response to the FDA’s CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the active pharmaceutical ingredient (“API”) of the product has been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA. We have identified a new source of API to manufacture new submission lots to support the re-submission of the NDA..

In October 2014 we announced the submission of a Marketing Authorization Application (“MAA”) to the German Federal Institute for Drugs and Medical Devices (“BfArM”) seeking European marketing approval of our oral thin film formulation of Rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S. The MAA was submitted under the European Decentralized Procedure (“DCP”) with Germany as the reference member state. The submission is supported by several studies, including a comparative bioavailability study which successfully established the bioequivalence between RIZAPORT® and the European reference drug. BfArM validated the MAA and initiated the formal review process of the application on November 25, 2014. BfArM granted national marketing approval on November 9, 2015 for RIZAPORT® under the DCP.

On September 10, 2015 we announced the positive outcome of the DCP confirming that RIZAPORT™ is approvable in Europe. The announcement followed the issuance of the Final Assessment Report from the Reference Member State, BfArM, and the agreement of all the Concerned Member States (“CMS”) in DCP that RIZAPORT® is approvable. With the decision, the regulatory process entered its final phase known as the national licensing phase during which the National Agencies in the individual countries will issue the marketing licenses that allow RIZAPORT® to be marketed in each country.

On November 9, 2015 we announced that BfArM has granted marketing authorization of RIZAPORT® 5mg and 10mg, an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. The national approval of RIZAPORT® in Germany was granted under the DCP, in which Germany served as the Reference Member State. This authorization was the first national marketing approval of RIZAPORT®. Marketing authorization in Luxemburg, the Concerned Member State, is expected to follow. IntelGenx and RedHill intend to continue to work together to obtain national phase approvals in other European DCP territories.

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

According to the definitive agreement, Grupo Juste (Exeltis) has obtained exclusive rights to register, promote and distribute RIZAPORT® in Spain. In exchange, we and Redhill Biopharma will receive upfront and milestone payments, together with a share of the net sales of RIZAPORT®. Commercial launch in Spain is estimated to take place in the second half of 2018. The initial term of the definitive agreement shall be for ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term.

Through our partner Grupo Juste (Exeltis), the product was submitted in Spain in September 2016 for approval using a decentralized procedure. Approval in Spain is currently expected for Q2 2017.

On December 14, 2016, we, together with our partner RedHill, announced the signing of an exclusive license agreement with Pharmatronic Co. for the commercialization of RIZAPORT® in the Republic of Korea (“South Korea”). Under the terms of the agreement, RedHill granted Pharmatronic Co. the exclusive rights to register and commercialize RIZAPORT® in South Korea. IntelGenx and RedHill have received an upfront payment and will be eligible to receive additional milestone payments upon achievement of certain predefined regulatory and commercial targets, as well as tiered royalties. The initial term of the definitive agreement with Pharmatronic Co. is for ten years from the date of first commercial sale and shall automatically renew for an additional two-year term. Commercial launch in South Korea is estimated to take place in the first quarter of 2019.

In April 2017, we announced the national marketing approval in Luxembourg which completes the approval process of RIZAPORT® under the DCP.

On October 31, 2017, we re-submitted the 505(b)(2)NDA in response to the CRL received in February, 2014 and the request from FDA for additional information received in April, 2014. The review of the submission by the FDA triggered an incomplete response letter. On December 1, 2017, the FDA notified the Company that additional data would be required before commencing the review of the application and recommended a telephone meeting between the Company and FDA to clarify which additional data need to be included in the re-submission. We are currently working on the required information and will request a meeting with the FDA to confirm its completeness.

On December 5, 2017 we announced the termination of the Co-development and Commercialization agreement with Redhill, following which Redhill transferred all rights and obligations under the agreement to the Company.

INT0010/2006: We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal muco-adhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. In 2009, we completed a clinical biostudy on the muco-adhesive tablet we developed which is based on our proprietary AdVersa® technology. The study results indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to U.S. Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further secure intellectual property protection for this project.

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

On April 5, 2017, we announced signing of a Definitive Agreement for the development and commercialization of a drug product containing the cannabinoid Dronabinol (the “Product”) for the management of anorexia and cancer chemotherapy-related pain. This definitive agreement follows the binding term sheet between the two companies that was announced on February 9, 2017.

Pursuant to the definitive agreement, Tetra has exclusive rights to sell the Product in North America, with a right of first negotiation for territories outside of the United States and Canada. Tetra will make an upfront payment to IntelGenx, in addition to set future milestone and royalty payments, based on the completion of an efficacy study, approvals from the FDA and Health Canada, and the commercial launch of the Product. IntelGenx will be responsible for the research and development of the Product, including clinical studies, and will develop the product as an oral mucoadhesive tablet based on its proprietary AdVersa® controlled-release technology. Tetra will be responsible for funding the product development, and will own and control all regulatory approvals, including the related applications, and any other marketing authorizations. Tetra will also be responsible for all aspects of commercializing the Product.

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

INT0027/2011: We developed this oral film product based on our VersaFilm™ technology. In accordance with a co-development and commercialization agreement with Par Pharmaceutical Companies, Inc. (“Par”), we developed an oral film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for the treatment of opioid dependence. A bioequivalent film formulation was developed, scaled-up, and pivotal batches were manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

In August 2013 we were notified that, in response to the filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV of the Hatch Waxman act filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware (the “Delaware Court”) alleging infringement of U.S. Patent Nos. 8,475,832, 8,603,514 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense. Since Paragraph IV litigation is a regular part of the ANDA process, we do not expect any unanticipated impact on our already planned development schedule. In June 2016, an opinion from the district court was obtained on the validity and infringement of the 3 orange book patents. The court ruled that the product is not infringing on two out of the three patents. Subsequently, appeals were filed by both parties.

In December 2014, Reckitt Benckiser Pharmaceuticals and Monosol RX filed a lawsuit for patent infringement in the Delaware Court relating to the Suboxone® ANDA product. We were named as a codefendant in this action alleging patent infringement United States Patent Nos. 8,900,497 (“the ’497 patent”) and 8,906,277 (“the ’277 patent”), each of which relate to a process for making a uniform oral film (“the process patents”). The trial for the process patents was held in November 2016. We believe the ANDA product relating to Suboxone® does not infringe those process patents or any other patents, and will vigorously defend ourselves in this matter. In accordance with the terms of the co-development and commercialization agreement, Par is financially responsible for the costs of this defense.

On July 11, 2016, the Company announced the receipt of the notice of appeal for the buprenorphine/naloxone sublingual film product for the treatment of opiate addiction by Par and the Company to the United States Court of Appeals for the Federal Circuit from the final judgment issued by the Delaware Court on June 28, 2016.

The ruling in the U.S. District Court of Delaware in the ANDA litigation of Par and the Company against Indivior PLC (formerly Reckitt Benckiser Pharmaceuticals) and Monosol Rx, LLC resulted in Par and the Company prevailing on the non-infringement of the U.S. Patent No. 8,017,150, which is set to expire in 2023, and on the invalidity (all claims) and non-infringement (certain claims) of the U.S. Patent No. 8,475,832, which is set to expire in 2030. The Court also ruled that Par’s ANDA product would infringe the asserted claims of U.S. Patent No. 8,603,514, one of the Orange Book listed patents for Suboxone® Film, and that the asserted claims of U.S. Patent No. 8,603,514 were not shown to be invalid.

On September 6, 2017, we announced that the Delaware Court, in a decision rendered August 31, 2017, determined that the process used to manufacture IntelGenx’ and Par’s ’buprenorphine/naloxone sublingual film product for the treatment of opiate addiction does not infringe MonoSol Rx LLC (now Aquestive Therapeutics Inc.) “497 patent” and that on August 31, 2017, the Delaware Court rendered a decision in a separate case, which previously resulted in a finding infringement of the MonoSol Rx LLC (now known as Aquestive Therapeutics Inc.) the “514 patent”, denying IntelGenx’ and Par’s motion to reopen the case. The Delaware Court decisions are now under appeal before the U.S. Court of Appeals for the Federal Circuit.

There are currently several lawsuits for patent infringement in U.S. District Courts related to the Suboxone® ANDA product. These new ANDA lawsuits are based on patents submitted on the FDA Orange Book in 2017 and 2018. IntelGenx is not a party to any currently opened U.S. District Court instances related to the Suboxone® ANDA product.

In late January 2017, Par received a CRL from the FDA requesting more information on the APIs and the finished product. Since then, there were communications and follow up request from the FDA. The revision process is ongoing.

INT0036/2013: Loxapine is indicated for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder. Loxapine oral film will utilize the company’s proprietary VersaFilm™ technology, allowing for an improved product to offer patients significant therapeutic benefits compared to existing medications. A fast acting Loxapine oral film dosage form that can be used to effectively treat acute agitation associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients while reducing the risk of pulmonary problems is needed as it could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation. Our first clinical study on this product, completed in Q4 2014, suggested improved bioavailability compared to the currently approved tablet. In late 2015 we completed a second pilot clinical study which demonstrated that buccal absorption of the drug from the Loxapine oral film results in a significantly higher bioavailability of the drug compared to oral tablets. We are currently optimizing the film to further improve time to reach peak plasma concentrations.

On February 10, 2016, we announced the submission of the patent application with the U.S. patent office for an oral film dosage form containing Loxapine for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder.

INT0037/2013: A product based on one of our proprietary technologies has been developed and we are currently preparing submission batches and documentation in support of a marketing application to the FDA. The product was being developed in accordance with another development and commercialization agreement with Par. On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for these products. As such, the product was returned to the Company with full rights and no requirement for any compensation for work paid by Par. We continue to work closely with Par on the opioid dependence product and are pleased the relationship is on excellent terms.

On September 12, 2016, we announced that we had entered into a licensing, development and supply agreement with Chemo Group (“Chemo”) granting Chemo the exclusive license to commercialize two generic products for the USA market and one product on a worldwide basis. Under the terms of the agreement, Chemo has obtained certain exclusive rights to market and sell our products in exchange for upfront and milestone payments, together with a share of the profits of commercialization. Chemo also has a right of first negotiation to obtain the exclusive commercialization rights for two of the products to include any country outside the USA. Activities in preparation for filing are currently ongoing.

INT0039/2013: The product was being developed under another development and commercialization agreement with Par. On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for this product. Therefore, the product was returned to the Company with full rights and no requirement for any compensation for work paid by Par. We continue to work closely with Par on the opioid dependence product and are pleased the relationship is on excellent terms.

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
Activities in preparation for filing are currently ongoing.

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

INT0041/2015: An oral film product based on our proprietary edible film technology in the development stage. In order to protect our competitive advantage, no further details of the product were disclosed. The project has been terminated in 2017.

INT0042/2015: An oral film product based on our proprietary edible film technology is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

INT0043/2015: We have developed an oral film containing montelukast as an active ingredient based on our proprietary edible film technology VersaFilm™. In pre-clinical studies, it was discovered that montelukast has the potential to rejuvenate the brain in aged rats.

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

In 2017 we announced receiving the no objection letter from Health Canada regarding a phase II-a proof-of-concept study. The objectives of this 26 week, randomized, double-blind, and placebo controlled Phase IIa proof of concept study which will be conducted at eight clinical study sites across Canada will be to evaluate the safety, feasibility, tolerability, and efficacy of Montelukast buccal film in patients with mild to moderate Alzheimer’s disease. The trial design includes testing of up to 70 patients.

On January 24, 2018 we announced retaining the services of Cogstate and JSS Medical Research as the Contract Research Organizations to support the Montelukast VersaFilmTM study. Cogstate is currently preparing cognitive testing materials and training for clinical staff and physicians to ensure proper administration of the cognitive testing. Once completed they will also proceed with data analysis. JSS will monitor clinical trial sites to ensure protocol adherence. Patient screening is expected to begin by the end of Q1 2018.

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

As per the agreement, we received an upfront payment and will be entitled to receive development costs of the product and future milestone payments. Chemo and IntelGenx will also share the profits of commercialization. The definitive agreement was signed on December 30, 2016.

The current status of each of our products as of the date of this report is summarized in the following table:

Product	Indication	Status of Development
INT0001/2004	Anti-hypertension	Technology transfer ongoing
INT0004/2006	Antidepressant	FDA-approved November 2011. Commercially launched in USA as Forfivo XL® in October 2012. In 2016 we sold the royalty revenue to SWK.
INT0007/2006	Erectile dysfunction	Submission preparation ongoing
INT0008/2008	Migraine	Response to an incomplete response preparation ongoing at IntelGenx. Submission currently under review by Spanish authorities.
INT0010/2006	Pain	Formulation optimization, scale-up preparation and clinical study evaluation
INT0027/2011	Opioid dependence	ANDA submitted to FDA in July 2013. FDA review process ongoing.
INT0036/2012	Schizophrenia	Formulation development ongoing
INT0037/2013	Undisclosed	Product developed. Preparing document for submission.
INT0039/2013	Undisclosed	Product developed. Preparing document for submission.
INT0040/2013	Undisclosed	Formulation development ongoing
INT0042/2015	Undisclosed	Formulation development ongoing
INT0043/2015	Alzheimer	Formulation development completed in preparation for clinical phase II proof of concept
INT0044/2016	Undisclosed	Formulation development ongoing

Growth Strategy

Our primary growth strategies are based on three pillars: (1) out licensing commercial rights of our existing pipeline products, (2) partnering on contract development and manufacturing projects leveraging our VersaFilm™ technology, (3) expanding our current pipeline through:

•	identifying lifecycle management opportunities for existing market leading pharmaceutical products,

•	developing oral film products that provide tangible patient benefits,

•	development of new drug delivery technologies,

•	repurposing existing drugs for new indications, and

•	developing generic drugs where high technology barriers to entry exist in reproducing branded films.

Contract Development and Manufacturing based on VersaFilm™ technology

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

With our current manufacturing equipment, we are only able to manufacture products that do not contain flammable organic solvents. We initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property.

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

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Aquestive Therapeutics Inc. (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc. and LTS Lohmann Therapy Systems Corp., have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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

Our Competitive Strengths

We believe that our key competitive strengths include:

•	Our comprehensive full services;

•	Our diversified pipeline;

•	Our ability to swiftly develop products through to regulatory approval; and

•	The versatility of our drug delivery technologies.

•	Our highly qualified, dedicated professional team

Manufacturing Partnership

While we previously manufactured products only for testing purposes in our own laboratories, we have now started to manufacture products for pivotal clinical trials, and we are undertaking steps to manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we have completed the construction of a new, state-of-the-art oral film manufacturing facility and are in the process of preparing the equipment and finalizing plans to commercially manufacture our products using our VersaFilm™ drug delivery technology. VersaFilm™ is our proprietary immediate release polymeric film technology. It is comprised of a thin polymeric film using United States Pharmacopeia components that are safe and approved by the FDA for use in food, pharmaceutical and cosmetic products. We completed construction of our manufacturing facility in 2017 and successfully passed a quality audit by Health Canada in November, 2017 following which we received our Drug Establishment License. Since then, we are fully operational.

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

We have obtained 10 patents and have an additional 25 pending patent applications, as described below. The patents expire 20 years after submission of the initial application. In the U.S. the term of the patent sometimes extends over the 20 year period. The initial term of 20 years is extended by a period (the “patent term adjustment”) determined by the USPTO according to delays in the prosecution of the patent application that are not applicant delays.

Patent No.	Title	Subject	expiration

US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019

US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021

US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued November 7, 2006 Expires April 16, 2022

US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033

US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032

US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027

US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032

US 9,301,948	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued April 5, 2016 Expires July 30, 2033

US 9,668,970	Film Dosage Form with Extended Release Mucoadhesive Particles	Film containing mucoadhesive particle	Issued June 6, 2017 Expires November 26, 2034

US 9,717,682	Solid Oral Film Dosage Forms and Methods for Making Same Inventors	Optimization of film strip technology	Issued August 1, 2017 Expires September 21, 2031

Patent Application No.	Title	Subject	Date Filed

US Appl. 12/963,132	Oral film dosage forms and methods for making same	Optimization of film strip technology	Filed December 8, 2010

US Appl. 15/216,903	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed July 22, 2016

Japanese Appl. JP2016527262	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Korean Appl. KR20167005581	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

EU Appl. EP3,027,179	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Chinese Appl. CN105530921	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Singapore Appl. SG11201600455X	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Australian Appl. AU2014298130	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Canadian Appl. CA2,919,442	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Mexican Appl. MX 2016001399	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Brazilian Appl. BR112016002074	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Filed July 30, 2014
Israel Appl. 243651	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients

South African Appl. 2016/00785	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Chilean Appl. 201600160	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Columbian Appl. 16047053	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Russian Appl. 2016106907	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

New Zeeland Appl. 716574	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Canadian Appl. CA2,797,444	Solid oral dosage forms comprising tadalafil	Formulation of oral films containing tadalafil	Filed November 3, 2011

US Appl. 15/426,149	Solid Oral Film Dosage Forms and Methods for Making Same	Formulation of oral films containing tadalafil	Filed February 7, 2017

US Appl. 15/067,309	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 11, 2016

US Appl. 15/588,897	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2017

US Appl. 15/014,269	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed February 3, 2016

US Appl. 14/630,699	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed February 2, 2015

PCT Appln. WO 2017132752	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017

PCT Appln. WO 2017152272	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017

Government Regulation

The pharmaceutical industry is highly regulated. The products we participate in developing require certain regulatory approvals. In the United States, drugs are subject to rigorous regulation by the FDA. The U.S. Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, packaging, labeling, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and/or the inability to obtain or maintain required approvals or to market drugs. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•	Preclinical laboratory tests, animal studies and formulation studies under FDA’s good laboratory practices regulations, or GLPs;

•	The submission to the FDA of an investigational new drug application, which must become effective before human clinical trials may begin;

•	The completion of adequate and well-controlled clinical trials according to good clinical practice regulations, or GCPs, to establish the safety and efficacy of the product for each indication for which approval is sought;

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

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2017 increased by $849 thousand to $2,615 thousand, compared with $1,766 thousand for the year ended December 31, 2016. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development and manufacturing facility located in Ville Saint Laurent, Quebec.

Employees

As of the date of this filing, we have 32 full-time and 3 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are very good.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed below, or elsewhere in this report or in our other filings with the Securities and Exchange Commission (“SEC”), could have a material impact on our business, financial condition, or results of operations.

Risks Related to Our Business

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2017 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise capital from financing transactions and to attain profitable operations. Our financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

We have a history of losses and our revenues may not be sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $20,767 thousand since our inception in 2003 through December 31, 2017. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 were $5.2 million, $5.2 million, $5.1 million, $1.7 million and $948 thousand respectively. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive research and development capabilities and greater human resources than we do. Some of these drug delivery competitors include Aquestive Therapeutics Inc (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc. and LTS Lohmann Therapy Systems Corp. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

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

We have established our own manufacturing facility for the future manufacture of VersaFilm™ products, which required considerable financial investment. If we are unsuccessful to manufacture our VersaFilm™ products adequately and at an acceptable cost, this could have a material adverse effect on our business, financial condition or results of operations.

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. Since we recently received our cGMP-compliant rating from Health Canada for manufacturing and packaging activities, we anticipate the manufacturing of our products to commence on the second half of 2018.

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

In addition, before we can begin commercial manufacture of our VersaFilm™ products for sale in the United States, we must obtain FDA regulatory approval for the product, which requires a successful inspection of our manufacturing facilities, processes and quality systems. Further, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and other health authorities before and after product approval. Due to the complexity of the processes used to manufacture our VersaFilm™ products, we may be unable initially or at any future time to pass federal, state or international regulatory inspections in a cost effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution.

The manufacture of our products is heavily regulated by governmental health authorities, including the FDA. We must ensure that all manufacturing processes comply with current cGMP and other applicable regulations. If we fail to comply fully with these requirements and the health authorities’ expectations, then we could be required to shut down our production facilities or production lines, or could be prevented from importing our products from one country to another. This could lead to product shortages, or to our being entirely unable to supply products to patients for an extended period of time. Such shortages or shut downs could lead to significant losses of sales revenue and to potential third-party litigation. In addition, health authorities have in some cases imposed significant penalties for such failures to comply with cGMP. A failure to comply fully with cGMP could also lead to a delay in the approval of new products to be manufactured at our manufacturing facility.

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

Our ability to manufacture products is dependent, in part, upon ingredients and components supplied by others, including international suppliers. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. As the API typically comprises the majority of a product’s manufactured cost, and qualifying an alternative is costly and time-consuming, API suppliers must be selected carefully based on quality, reliability of supply and long-term financial stability.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 10 patents and have an additional 25 published pending patent applications in several jurisdictions, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Risks related to our outstanding unsecured convertible debentures.

Issuance of shares of our common stock upon conversion of convertible debentures will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

Conversions of the 8% Convertible Unsecured Subordinated Debentures due June 30, 2020 (the “Debentures”) would reduce a shareholder's percentage voting and ownership interest. The conversion, or potential conversion, of the Debentures could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. In addition, our shareholders may experience further dilution upon our election to repay the Debentures or the interest payable on the Debentures in shares of common stock.

Our failure to avoid events of default as defined in the Debentures could require us to redeem such Debentures at a loss.

The Debentures provide that, upon the occurrence of an “Event of Default,” the Debentures may become immediately due and payable. Events of Default under the Debentures include, among other things the occurrence and continuation of any one or more of the following events with respect to the Debentures: (a) failure for 30 days to pay interest on the Debentures when due; (b) failure to pay principal or premium, if any, when due on the Debentures, whether at maturity, upon redemption, by declaration or otherwise; (c) certain events of bankruptcy, insolvency or reorganization of the Company under bankruptcy or insolvency laws; or (d) default in the observance or performance of any material covenant or condition of the trust indenture dated July 12, 2017, between the Company and TSX Trust Company (the “Debenture Trustee”), as trustee, and continuance of such default for a period of 30 days after notice in writing has been given by the Debenture Trustee to the Company specifying such default and requiring the Company to rectify the same. In addition, upon an Event of Default, the Debentures become, upon receipt of a request in writing signed by the holders of not less than 25% in principal amount of the Debentures then outstanding, immediately due and payable.

Our ability to avoid such Events of Default may be affected by changes in our business condition or results of our operations, or other events beyond our control. If we were to experience an Event of Default and the holders elected to have us redeem their Debentures, we may not have sufficient resources to do so, and we may have to seek additional debt or equity financing to cover the costs of redeeming the Debentures. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Furthermore, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec. The lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we will be required to pay base rent of approximately CA$110 thousand (approximately $84 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot, every two years. Approximately 9,500 square feet of the new facility is being used to establish manufacturing capabilities for our VersaFilm™ thin film products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $59 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot, every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings other than in the ordinary course of business and described in the project update sections.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTC Bulletin Board under the symbol “IGXT” from January 2007 until June 2012 and, subsequent to our upgrade in June 2012, has been quoted on the OTCQX. Our common stock has also been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008. The table below sets forth the high and low bid prices of our common stock as reported by the OTCQX and the TSX for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	OTCQX		TSX-V
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CA$)	(CA$)
2017
Fourth Quarter	$0.83	$0.60	$1.05	$0.78
Third Quarter	$0.97	$0.67	$1.25	$0.75
Second Quarter	$1.09	$0.65	$1.39	$0.88
First Quarter	$0.90	$0.62	$1.20	$0.87

2016
Fourth Quarter	$0.81	$0.55	$1.09	$0.76
Third Quarter	$1.00	$0.45	$1.35	$0.61
Second Quarter	$0.59	$0.49	$0.75	$0.65
First Quarter	$0.63	$0.37	$0.85	$0.55

Number of Shareholders

On March 28, 2018, there were approximately 45 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2017, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights, (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,585,000(1)	$0.54	NIL(2)
Equity Compensation Plans Not Approved by Security Holders	1,404,818(2)	$0.78	1,824,136(3)
Total	2,989,818	$0.65	1,824,136

(1)	Includes shares of our common stock issuable pursuant to options granted under the 2006 Stock Option Plan.
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

(3)	Represents the maximum number of shares of our common stock available for grants under the 2016 Stock Option Plan as of December 31, 2017.

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

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market. More recently, we have made the strategic decision to enter the oral film market and have implemented commercial oral film manufacturing capability. This enables us to offer our partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer and manufacturing scale-up, and commercial manufacturing.

Our business strategy is to develop pharmaceutical products based on our proprietary drug delivery technologies and, once the viability of a product has been demonstrated, license the commercial rights to partners in the pharmaceutical industry. In certain cases, we rely upon partners in the pharmaceutical industry to fund the development of the licensed products, complete the regulatory approval process with the FDA or other regulatory agencies relating to the licensed products, and assume responsibility for marketing and distributing such products.

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

Our primary growth strategies are based on three pillars: (1) out licensing commercial rights of our existing pipeline products, (2) partnering on contract development and manufacturing projects leveraging our VersaFilm™ technology, (3) expanding our current pipeline through:

•	identifying lifecycle management opportunities for existing market leading pharmaceutical products,

•	develop oral film products that provide tangible patient benefits,

•	development of new drug delivery technologies,

•	repurposing existing drugs for new indications, and

•	developing generic drugs where high technology barriers to entry exist in reproducing branded films.

Contract Development and Manufacturing based on VersaFilm™ technology

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

Corporate

Expansion to the existing Manufacturing Facility

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $59 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2017 an amount of Euro646 thousand has been paid.

On June 29, 2017, the Company announced that it had filed a final short form prospectus in connection with an offering of a minimum of CA$5,000,000 and a maximum of CA$10,000,000 aggregate principal amount of 8% convertible unsecured subordinated debentures due June 30, 2020. The Corporation had also filed an amended registration statement on Form S-1 with the United States Securities and Exchange Commission to register the Debentures and the shares of common stock underlying the Debentures. On April 4, 2017, the Company had filed a preliminary short form prospectus with respect to the offering as well as a registration statement on Form S-1 with the United States Securities and Exchange Commission.

On July 12, 2017, the Company announced that it had closed its previously announced prospectus offering of convertible unsecured subordinated debentures of the Corporation for gross aggregate proceeds of CA$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CA$6,838,000 of Debentures at a price of CA$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CA$1.35 per common share of the Corporation, being a conversion rate of approximately 740 Shares per CA$1,000 principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company announced that it had closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, 2017, pursuant to which it had raised additional gross proceeds of CA$762,000.

Together with the principal amount of CA$6,838,000 of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CA$7,600,000 of Debentures at a price of CA$1,000 per Debenture.

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

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2017 report an accumulated other comprehensive loss due mainly to foreign currency translation adjustments of $637 due to the fluctuations in the rates used to prepare our financial statements, $311 of which positively impacted our comprehensive income for the fiscal year ended December 31, 2017. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$ thousands	2017	2016	2017	2016
	$	$	$	$
Comprehensive (loss) income	(1,065)	(22)	(2,649)	(1,473)
Add (deduct):
Depreciation and amortization	210	150	735	511
Finance costs	240	57	569	203
Finance income	(3)	(2)	(11)	(4)
Share-based compensation	48	54	315	195
Other comprehensive (income) loss	(26)	398	(382)	293

Adjusted EBITDA	(596)	635	(1,423)	(275)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $1,231 for the three-month period ended December 31, 2017 to ($596) compared to $635 for the three-month period ended December 31, 2016. Adjusted EBITDA decreased by $1,168 for the twelve-month period ended December 31, 2017 to ($1,443) compared to ($275) for the twelve-month period ended December 31, 2016. The decrease in Adjusted EBITDA of $1,231 for the three month period ended December 31, 2017 is mainly attributable to a decrease in revenues of $449, an increase in R&D expenses of $263 before consideration of stock-based compensation and an increase in SG&A expenses of $515 before consideration of stock-based compensation. The decrease in Adjusted EBITDA of $1,168 for the twelve-month period ended December 31, 2017 is mainly attributable to an increase in R&D expenses of $828 before consideration of stock-based compensation and an increase in SG&A expenses of $261 before consideration of stock-based compensation.

Results of operations for the three month and twelve month periods ended December 31, 2017 compared with the three month and twelve month periods ended December 31, 2016.

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$ thousands	2017	2016	2017	2016
Revenue	$1,462	$1,911	$5,195	$5,220

Cost of Royalty and License Revenue	95	91	373	319
Research and Development Expenses	739	471	2,615	1,766
Selling, General and Administrative Expenses	1,272	768	3,965	3,605
Depreciation of tangible assets	210	150	735	511
Operating (Loss) Income	(854)	431	(2,493)	(981)
Net (Loss) Income	(1,091)	376	(3,051)	(1,180)
Comprehensive Loss	(1,065)	(22)	(2,669)	(1,473)

Revenue

Total revenues for the three-month period ended December 31, 2017 amounted to $1,462, representing a decrease of $449 or 23% compared to $1,911 for the three-month period ended December 31, 2016. Total revenues for the twelve-month period ended December 31, 2017 amounted to $5,195 representing a decrease of $25 or 0.5% compared to $5,220 for the twelve-month period ended December 31, 2016. The decrease for the three-month period ended December 31, 2017 compared to the last year’s corresponding period is mainly attributable to upfront payments received in Q4 2016 for $662 partially offset by an increase in R&D revenues of $161. The decrease for the twelve-month period ended December 31, 2017 compared to the last year’s corresponding period is mainly attributable to a decrease in royalties of $1,041 following the monetization of Forfivo, up-fronts of $1,131 from multiple agreements signed in 2016 and sales milestones of $358. This decrease was partially offset by an increase in deferred revenues of $1,919 (deferred revenues following the monetization of Forfivo were recorded for the entire year in 2017 vs two quarters in 2016) and R&D revenues of $585.

Cost of royalty and license revenue

We recorded $95 for the cost of royalty and license revenue in the three-month period ended December 31, 2017 compared with $91 in the same period of 2016. We recorded $373 for the cost of royalty and license revenue in the twelve-month period ended December 31, 2017 compared with $319 in the same period of 2016. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL® (including the deferred revenues resulting from the Forfivo monetization). We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended December 31, 2017 amounted to $739, representing an increase of $268 or 57%, compared to $471 for the three-month period ended December 31, 2016. R&D expenses for the twelve-month period ended December 31, 2017 amounted to $2,615, representing an increase of $849 or 48%, compared to $1,766 recorded in the same period of 2016.

The increase in R&D expenses for the three-month period ended December 31, 2017 is mainly attributable to an increase in study costs of $348, R&D salaries of $98 related to new hires and analytical costs of $78 partially offset by an increase in R&D credits of $131, a decrease in laboratory supplies of $78 and a decrease in patent expenses of $64. The increase in R&D expenses for the twelve-month period ended December 31, 2017 is mainly attributable to an increase in study costs of $593, R&D salaries of $425 related to new hires, analytical costs of $193 and lab supplies of $131, offset by an increase in R&D credits of $155 and a decrease in patent expenses of $413.

In the twelve-month period ended December 31, 2017 we recorded estimated Research and Development Tax Credits of $303, compared with $148 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended December 31, 2017 amounted to $1,272, representing an increase of $504 or 66%, compared to $768 for the three-month period ended December 31, 2016. SG&A expenses for the twelve-month period ended December 31, 2017 amounted to $3,965, representing an increase of $360 or 9%, compared to $3,605 recorded in the same period of 2016.

The increase in SG&A expenses for the three-month period ended December 31, 2017 is mainly attributable to an increase in manufacturing expenses of $124, business development expenses of $108, professional fees of $86, leasehold expenses of $31 as well as a variation of the foreign exchange expense of $86 due to the appreciation of the CA dollar vs the US currency. The increase in SG&A expenses for the twelve-month period ended December 31, 2017 is mainly attributable to an increase in manufacturing expenses of $239, leasehold expenses of $46 as well as a variation of the foreign exchange expense of $138 due to the appreciation of the CA dollar vs the US currency, offset by a decrease in professional fees of $106.

Depreciation of tangible assets

In the three-month period ended December 31, 2017 we recorded an expense of $210 for the depreciation of tangible assets, compared with an expense of $150 thousand for the same period of the previous year. In the twelve-month period ended December 31, 2017 we recorded an expense of $735 for the depreciation of tangible assets, compared with an expense of $511 for the same period of the previous year

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2017 amounted to $48 compared to $54 for the three-month period ended December 31, 2016. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2017 amounted to $315 compared to $195 for the twelve-month period ended December 31, 2016.

We expensed approximately $178 in the twelve-month period ended December 31, 2017 for options granted to our employees in 2015, 2016 and 2017 under the 2006 and 2016 Stock Option Plans, approximately $131 for options granted to non-employee directors in 2015, 2016 and 2017, and $6 for options granted to a consultant in 2016. compared with $141, $52 and $2 respectively that was expensed in the same period of the previous year.

There remains approximately $196 in stock-based compensation to be expensed in fiscal 2018 and 2019, $191 of which relates to the issuance of options to our employees and directors during 2016 and 2017 and $5 relates to the issuance of options to a consultant. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	December	December	Increase/	Increase/
In U.S.$ thousands	31, 2017	31, 2016	(Decrease)	(Decrease)

Current Assets	$6,044	$6,352	$(308)	(5%	)

Leasehold improvements and Equipment	6,346	5,730	616	11%

Security Deposits	757	708	49	7%

Current Liabilities	2,077	5,235	(3,158)	(60%	)

Deferred lease obligations	50	45	5	11%

Long-term debt	1,992	2,565	(573)	(22%	)

Convertible debentures	5,199	-	5,199	100%

Capital Stock	1	1	-	0%

Additional Paid-in- Capital	25,253	23,700	1,553	7%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2017, the Company had cash and short-term investments totaling approximately $4,904. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.

•	Raise funding through debt financing.

•	Continue to seek partners to advance product pipeline.

•	Initiate oral film manufacturing activities.

•	Initiate contract oral film manufacturing activities.

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

Current assets

Current assets totaled $6,044 at December 31, 2017 compared with $6,352 at December 31, 2016. The increase of $287 is mainly attributable to a decrease in short term investments of $571, a decrease in accounts receivable of $421 as well as a decrease in prepaid expenses of $363 partially offset by increases in cash of $979 and investment tax credits receivable of $68.

Cash

Cash totaled $1,591 as at December 31, 2017 representing an increase of $979 compared with the balance of $612 as at December 31, 2016. The increase in cash on hand relates to net cash provided by financing activities of $5,508, partially offset by net cash used in investing activities of $207 and by net cash used by operating activities of $4,383.

Accounts receivable

Accounts receivable totaled $632 as at December 31, 2017 representing a decrease of $421 compared with the balance of $1,044 as at December 31, 2016. The decrease in accounts receivable is attributable to the collection in 2017 of upfront payments accounted for as at December 31, 2016.

Prepaid expenses

As at December 31, 2017 prepaid expenses totaled $203 compared with $566 as of December 31, 2016. The decrease in prepaid expenses is mainly attributable to the 10% prepayment to Carry Pharmaceuticals following the monetization of Forfivo to SWK Holding which was fully expensed in 2017.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $314 as at December 31, 2017 compared with $246 as at December 31, 2016. The increase relates to the accrual estimated and recorded for the twelve-month period ended December 31, 2017 offset by the collection of the 2015 and 2016 tax credits.

Leasehold improvements and equipment

As at December 31, 2017, the net book value of leasehold improvements and equipment amounted to $6,346, compared to $5,730 at December 31, 2016. In the twelve-month period ended December 31, 2017 additions to assets totaled $973 and mainly comprised of $795 for manufacturing and packaging equipment for our new, state-of-the-art, VersaFilm™ manufacturing facility, and $272 for leasehold improvements, $72 for laboratory and office equipment and $31 for computer equipment, offset by $197 for tax credits received for the portion of the capital cost of qualified investments.

Security deposit

A security deposit in the amount of CA$300 ($239) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2017. Security deposits in the amount of CA$650 ($518) for the term loans were also recorded as at December 31, 2017. The difference between the amount at December 31, 2017 and the amount at December 31, 2016 is related to the US currency fluctuation.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,305 as at December 31, 2017 (December 31, 2016 - $897). The increase is mainly attributable to accounts payables for study costs incurred.

Long-term debt

Long-term debt totaled $2,764 as at December 31, 2017 (December 31, 2016 - $3,269). The current portion of long-term debt totaled $772 as at December 31, 2017 (December 31, 2016 - $704). An amount of $2,233 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

An amount of $531 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to March 2021.

Convertible debentures

Convertible debentures totaled $5,199 as at December 31, 2017 resulting in the issuance by the Corporation of a total aggregate principal amount of CA$7,600,000 of debentures at a price of CA$1,000 per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CA$1,237,000 were recorded against the liability. The accretion expense for the year ended December 31, 2017 amounts to CA$160,000. The accrued interest on the convertible debentures as December 31, 2017 amounts to CA$286,000 and was paid on December 29, 2017 is recorded in Financing and interest expense.

Shareholders’ equity

As at December 31, 2017 we had accumulated a deficit of $20,788 compared with an accumulated deficit of $17,737 as at December 31, 2016. Total assets amounted to $13,147 and shareholders’ equity totaled $3,829 as at December 31, 2017, compared with total assets and shareholders’ equity of $12,790 and $4,945 respectively, as at December 31, 2016.

Capital stock

As at December 31, 2017 capital stock amounted to $0.670 (December 31, 2016: $0.648) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $25,253 as at December 31, 2017, as compared to $23,700 at December 31, 2016. Additional paid in capital increased by $1,176 for warrants exercised, increased by $62 for options exercised, and increased by $315 for stock based compensation attributable to the expensing of stock options granted to employees and directors.

Taxation

As at December 31, 2017, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $9,560 (December 31, 2016: $7,585) and $10,052 (December 31, 2016: $7,763) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2037. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2017, we had non-refundable tax credits of $1,553 thousand (2016: $1,190 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $180 thousand is expiring in 2028, $158 thousand is expiring in 2029, $134 thousand is expiring in 2030, $143 thousand is expiring in 2031, $179 thousand is expiring in 2032 and $119 thousand is expiring in 2033, $90 thousand expiring in 2034, $106 thousand is expiring in 2035, $146 thousand expiring in 2036 and $280 thousand expiring in 2037. We also had undeducted research and development expenses of $7,532 thousand (2016: $5,438 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	December	December	Increase/	Percentage
In U.S.$ thousands	31, 2017	31, 2016	(Decrease)	Increase/
				(Decrease)
Operating Activities	$(4,383)	$1,729	$(6,112)	(353%	)
Financing Activities	5,508	1,924	3,584	186%
Investing Activities	(207)	(5,910)	(5,703)	(96%	)
Cash - end of Period	1591	612	979	160%

Statement of cash flows

Net cash used in operating activities was $4,383 for the twelve-month period ended December 31, 2017, compared to net cash provided by operating activities of $1,729 for the twelve-month period ended December 31, 2016. For the twelve-month period ended December 31, 2017, net cash used by operating activities consisted of a net loss of ($3,051) (2016: $1,180) before depreciation, stock-based compensation and accretion expense in the amount of $1,173 (2016: $ 706) and a decrease in non-cash operating elements of working capital of $2,505 compared with an increase of $2,203 for the twelve-month period ended December 31, 2016.

The net cash provided by financing activities was $5,508 for the twelve-month period ended December 31, 2017, compared to $1,924 provided in the same period of the previous year. An amount of $4,978 ($Nil in 2016) derives from the net proceeds from issuance of convertible debentures and an amount of $1,238 (2016: $659) derives from the proceeds from exercise of warrants and stock options, partially offset by repayment of long-term debt in the amount of $708 (2016: $675) and the issuance of long term debt of $1,940 in 2016 ($Nil in 2017).

Net cash used in investing activities amounted to $207 for the twelve-month period ended December 31, 2017 compared to $5,910 in the same period of 2016. The net cash used in investing activities for the twelve-month period ended December 31, 2017 relates to the redemptions of short-term investments of $4,718 (2016: $1,652) offset by the purchase of fixed assets for $973 (2016: $2,326) as well as acquisitions of short-term investments of $3,952 (2016: $5,236).

The balance of cash as at December 31, 2017 amounted to $1,591, compared to $612 at December 31, 2016.

Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CA$110 thousand (approximately $88 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot, every two years.

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $59 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $1,301 thousand, as follows:

2018	$150
2019	152
2020	156
2021	158
2022	161
Thereafter	524

The Company has initiated a project to expand the existing manufacturing facility. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2017 an amount of Euro646 thousand has been paid with respect to these agreements.

Subsequent events

On January 16, 2018, the Company granted 100,000 options to purchase common stock to an employee. The stock options are exercisable at $0.79 per share and vest over 2 years at 25% every six months. Subsequent to the end of the year, total of 700,000 warrants were exercised for 700,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $395 thousand.

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

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2017 our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC, as the Company qualifies as a “smaller reporting company”.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2018 Proxy Statement.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2017 and 2016.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2017 and 2016.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2017 and 2016.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	Amendment to the Certificate of Incorporation (incorporated by reference to the Form S-1/A filed on May 12, 2017)
3.5	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999)
3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)
3.7	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)
4.1	Trust Indenture with TSX Trust Company, dated July 12, 2017 (incorporated by reference to the Form 8-K filed on July 12, 2017)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1 +	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)
10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Principal’s registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.5 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.6	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)
10.7 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.8	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)
10.9	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.10	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)
10.11+	Amended and Restated 2006 Stock Option Plan, (incorporated by reference to the Form 8-K filed on May 9, 2013)
10.12	Engagement Letter Wainwright dated October 10, 2013, amended December 3, 2013 (incorporated by reference to the Form S-1/A Registration Statement filed December 16, 2013)
10.13	Amended Form of Securities Purchase Agreement (incorporated by reference to the Form S-1/A Registration Statement filed on December 16, 2013)
10.14	Form of Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on October 25, 2013)
10.15	Form of Placement Agent Warrant (incorporated by reference to the Form S-1/A Registration Statement filed on December 4, 2013)
10.16 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.17 ++	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014 (incorporated by reference to the Form 10-K filed on March 11, 2014)
10.18+	Employment Agreement John Durham, January 2015 (incorporated by reference to the Form 10-K filed on March 31, 2015)
10.19+	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)
10.20+	Employment Agreement Nadine Paiement, January 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)
10.21+	Employment Agreement Dana Matzen, March 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)
10.22+	2016 Stock Option Plan May, 11 2016 (incorporated by reference to the Form S-8 Registration Statement filed on August 3, 2016)
10.23	Amended Principal’s Registration Rights Agreement, November 8, 2016 (incorporated by reference to Form 10-Q filed on November 10, 2016)
10.24	Agency Agreement dated June 28, 2017 (incorporated by reference from the Company’s Form 8-K filed on July 5, 2017)
10.25+*	Deferred Share Unit Plan for non-employee directors
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consents of Richter LLP Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley
31.1*	Act of 2002* Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the
31.2*	Sarbanes-Oxley Act of 2002*
32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350*
32.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
+ Indicates management contract or employee compensation plan.
++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been submitted separately with the SEC.

ITEM 16.	FORM 10K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 29, 2018, thereunto duly authorized.

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

	Signature	Position	Date

By:	/s/ Horst G. Zerbe	Chairman of the Board, President and Chief Executive Officer	March 29, 2018
Horst G. Zerbe

By:	/s/Andre Godin	Executive Vice President and Chief Financial Officer	March 29, 2018
Andre Godin

By:	/s/ Bernard Boudreau	Director, Vice Chairman of the Board	March 29, 2018
J. Bernard Boudreau

By:	/s/Bernd Melchers	Director	March 29, 2018
Bernd J. Melchers

By:	/s/John Marinucci	Director	March 29, 2018
John Marinucci

By:	/s/Clemens Mayr	Director	March 29, 2018
Clemens Mayr

By:	/s/Mark Nawacki	Director	March 29, 2018
Mark Nawacki

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

IntelGenx Technologies Corp

Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with the standards of the Public Company Accounting Oversight Board (United States).

Going concern uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company does not have sufficient existing cash and short-term investments to support operations for at least the next year following the issuance of these financial statements which raises doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Richter LLP (Signed) 1

We have served as the Company’s auditors since 2005.

Montréal, Québec
March 29, 2018

1CPA auditor, CA, public accountancy permit No. A112505

T. 514.934.3400
mtlinfo@richter.ca

Richter S.E.N.C.R.L./LLP 1981 McGill College Mtl (Qc) H3A 0G6 www.richter.ca	Montréal, Toronto

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2017 and 2016
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2017	2016
Assets
Current
Cash	$1,591	$612
Short-term investments (note 6)	3,313	3,884
Accounts receivable	623	1,044
Prepaid expenses	203	566
Investment tax credits receivable	314	246
Total current assets	6,044	6,352
Leasehold improvements and equipment, net (note 7)	6,346	5,730
Security deposits	757	708
Total assets	$13,147	$12,790
Liabilities
Current
Accounts payable and accrued liabilities	1,305	897
Current portion of long-term debt (note 10)	772	704
Deferred revenue (note 9)	-	3,634
Total current liabilities	2,077	5,235
Deferred lease obligations	50	45
Long-term debt (note 10)	1,992	2,565
Convertible debentures (note 11)	5,199	-
Total liabilities	9,318	7,845
Commitments (note 12)
Subsequent event (note 19)
Shareholders' equity
Capital stock, common shares, $0.00001 par value; 100,000,000 shares authorized; 67,031,467 shares issued and outstanding (2016: 64,812,020 common shares) (note 13)	1	1
Additional paid-in capital (note 14)	25,253	23,700
Accumulated deficit	(20,788)	(17,737)
Accumulated other comprehensive loss	(637)	(1,019)
Total shareholders’ equity	3,829	4,945
	$13,147	$12,790

See accompanying notes

Approved on Behalf of the Board:
/s/ Bernd J. Melchers	Director
/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2016
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2015	63,615,255	$1	$22,846	$(16,557)	$(726)	$5,564
Other comprehensive loss	-	-	-	-	(293)	(293)
Warrants exercised (note 14)	1,056,765	-	596	-	-	596
Options exercised (note 14)	140,000	-	63	-	-	63
Stock-based compensation (note 14)	-	-	195	-	-	195
Net loss for the year	-	-	-	(1,180)	-	(1,180)
Balance – December 31, 2016	64,812,020	$1	$23,700	$(17,737)	$(1,019)	$4,945

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2017
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2016	64,812,020	$1	$23,700	$(17,737)	$(1,019)	$4,945
Other comprehensive income	-	-	-	-	382	382
Warrants exercised (note 14)	2,084,447	-	1,176	-	-	1,176
Options exercised (note 14)	135,000	-	62	-	-	62
Stock-based compensation (note 14)	-	-	315	-	-	315
Net loss for the year	-	-	-	(3,051)	-	(3,051)
Balance – December 31, 2017	67,031,467	$1	$25,253	$(20,788)	$(637)	$3,829

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2017 and 2016
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2017	2016
Revenues
License and other revenue	$5,195	$4,179
Royalties	-	1,041
Total revenues	5,195	5,220

Expenses
Cost of royalty, license and other revenue	373	319
Research and development expense	2,615	1,766
Selling, general and administrative expense	3,965	3,605
Depreciation of tangible assets	735	511
Total expenses	7,688	6,201
Operating loss	(2,493)	(981)
Interest income	11	4
Financing and interest expense	(569)	(203)
Net financing and interest expense	(558)	(199)
Loss before income taxes	(3,051)	(1,180)
Income taxes (note 15)	-	-
Net loss	(3,051)	(1,180)
Other comprehensive income (loss)
Change in fair value	71	-
Foreign currency translation adjustment	311	(293)
	382	(293)
Comprehensive loss	$(2,669)	$(1,473)

Basic and diluted:
Weighted average number of shares outstanding	66,152,830	63,956,543
Basic and diluted loss per common share (note 18)	$(0.04)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2017 and 2016
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2017	2016
Funds (used) provided -
Operating activities
Net loss	$(3,051)	$(1,180)
Depreciation of tangible assets	735	511
Stock-based compensation	315	195
Accretion expense	123	-
	(1,878)	(474)
Changes in non-cash items related to operations:
Accounts receivable	421	96
Prepaid expenses	363	(496)
Investment tax credits receivable	(68)	(149)
Security deposits	-	(202)
Accounts payable and accrued liabilities	408	(698)
Deferred revenue	(3,634)	3,634
Deferred lease obligations	5	18
Net change in non-cash items related to operations	(2,505)	2,203
Net cash (used in) provided by operating activities	(4,383)	1,729

Financing activities
Issuance of long-term debt	-	1,940
Repayment of long-term debt	(708)	(675)
Proceeds from exercise of warrants and stock options	1,238	659
Net proceeds from issuance of convertible debentures	5,469	-
Convertible debentures issuance costs	(491)	-
Net cash provided by financing activities	5,508	1,924

Investing activities
Additions to leasehold improvements and equipment	(973)	(2,326)
Acquisitions of short-term investments	(3,952)	(5,236)
Redemptions of short-term investments	4,718	1,652
Net cash used in investing activities	(207)	(5,910)

Increase (decrease) in cash	918	(2,257)
Effect of foreign exchange on cash	61	4
Cash
Beginning of year	612	2,865
End of year	$1,591	$612

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
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

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2017, the Company had cash and short-term investments totaling approximately $4,904. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.
•	Raise funding through debt financing.
•	Continue to seek partners to advance product pipline.
•	Initiate oral film manufacturing activities.
•	Initiate contract oral film manufacturing activities.

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

The Company’s product pipeline currently consists of 13 products in various stages of development from inception through commercialization, including products for the treatment of major depressive disorder, opioid dependence, hypertension, erectile dysfunction, migraine, schizophrenia, idiopathic pulmonary fibrosis, and pain management. Of the products currently under development, 9 utilize the VersaFilm™ technology, 3 utilize the VersaTab™ technology, and one utilizes the AdVersa™ technology.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

4.	Adoption of New Accounting Standards

The FASB issued Update 2016-06, Derivatives and Hedging Contingent Put and Call Options in Debt Instruments, clarifying the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments in this Update require an entity performing the assessment to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this Update did not have a material effect on the Company’s financial position or results.

The FASB issued Update 2016-09, Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting, simplifying several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this Update did not have a material effect on the Company’s financial position or results.

The FASB issued Update 2015-11, Inventory: Simplifying the Measurement of Inventory, aligning the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this Update state that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this Update did not have a material effect on the Company’s financial position or results.

The FASB issued 2015-017, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this Update did not have a material effect on the Company’s financial position or results.

5.	Summary of Significant Accounting Policies

Revenue Recognition

The Company enters into product development agreements with collaborators for the research and development and manufacturing of novel oral immediate-release and controlled-release products. The terms of these agreements may include non-refundable exclusivity, signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company typically receives non-refundable, up-front payments when licensing its intellectual property and know-how, which often occurs in conjunction with a research and development agreement. The Company analyses its multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and qualifies for treatment as a separate unit of accounting under multiple-element arrangement guidance. License fees with ongoing involvement or performance obligations that do not have standalone value are recorded as deferred revenue. For the year ended December 31, 2017, the Company recognized up-front licensing fees totaling $416 thousand compared to $1,546 thousand in 2016.

Revenues related to the research and development with corporate collaborators are recognized as other revenue as research and development services are performed. Under these agreements, the Company is required to perform research and development activities as specified in the agreement. For the year ended December 31, 2017, the Company recognized research and development revenues totaling $1,019 thousand compared to $434 thousand in 2016.

The Company recognizes revenue from milestones when milestones are achieved, in accordance with the terms of the specific agreements and when collection of the payment is reasonably assured. In addition, the performance criteria for the achievement of milestones are met if substantive effort was required to achieve the milestone and the amount of the milestone payment appears reasonably commensurate with the effort expended. Amounts received in advance of the recognition criteria being met, if any, are included in deferred income. For the year ended December 31, 2017, the Company recognized revenues as a result of sales milestones achieved under a licensing agreement totaling $Nil compared to $358 thousand in 2016.

IntelGenx has license agreements that specify that certain royalties are earned by the Company on sales of licensed products in the licensed territories. Royalty revenue is recognized on an accrual basis in accordance with the relevant license agreement. For the year ended December 31, 2017, the Company recognized royalty revenue earned under a licensing agreement totaling $Nil compared to $1,041 thousand in 2016.

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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible and records recoveries of trade receivables previously written off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2017 accounts receivable (2016: $Nil). A bad debt expense in the amount of $29 (2016: $Nil) is recorded in the year ended December 31, 2017.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2017 totaled $255 thousand (2016: $Nil).

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

Security Deposits

Security deposits represent a refundable deposit paid to the landlord in accordance with the lease agreement and deposits held as guarantees by the Company’s lenders in accordance with the lending facilities. The deposits will be repaid to the Company at the end of the lease.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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
December 31, 2017 and 2016
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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

In the year ended December 31, 2016, the FASB issued three new amendments related to Topic 606:

1.	ASU 2016-08: Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

2.	ASU 2016-10: Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.

3.

ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.

In the year ended December 31, 2017, the FASB issued a new amendment related to Topic 606:

1.

ASU 2017-14: Revenue from Contracts with Customers (Topic 606). This amendment does not provide any changes to the previously issued ASU No. 2014-09 and is effective for the same reporting period which was deferred by one year in ASU 2015-14: Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date.

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

The new standards are required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company will adopt these standards using the modified-retrospective approach beginning in 2018. The Company is in the process of completing the impact assessment on accounting policies and total revenues in the Consolidated Statements of Comprehensive Income (Loss) and disclosures.

6.	Short-term investments

As at December 31, 2017, short-term investments consisting of mutual funds (CAD$3,589 million) and term deposits ($450 thousand) are with a Canadian financial institution having a high credit rating. The term deposits have a maturity date of August 17, 2018, bear interest at 0.40% and are cashable at any time.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

7.	Leasehold improvements and Equipment

			2017	2016
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$3,328	$375	$2,953	$2,429
Laboratory and office equipment	1,380	621	759	807
Computer equipment	102	58	44	23
Leasehold improvements	3,253	663	2,590	2,471

	$8,063	$1,717	$6,346	$5,730

From the balance of manufacturing equipment, an amount of $822 thousand (2016: $125 thousand) represents assets which are not yet in service as at December 31, 2017.

8.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand, corporate credits cards of up to CAD$75 and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 10) are secured by a first ranking movable hypothec on present and future movable property of the Company for an amount of CAD$4,250,000 plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2017, the Company was not in compliance with its financial covenants and has not drawn on its credit facility. The Company has obtained a waiver from the lender.

9.	Deferred Revenue

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

The payment received for the royalty on future sales in the amount of $6 milliion less the Q2-2016 royalties recognized in the second quarter in the amount of $352 thousand was recognized in other revenue on a straight-line basis until December 31, 2017.

10% of the proceeds were paid to our former development partner, Cary Pharmaceuticals Inc. This amount was included in prepaid expenses less the portion expensed during the six-month period ended December 31, 2016. This expense was recognized as cost of royalty, license and other revenue on a straight-line basis until December 31, 2017.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

10.	Long-term debt

The components of the Company’s debt are as follows:

	December 31, 2017	December 31, 2016
	$	$

Term loan facility	2,233	2,636
Secured loan	531	633
Total debt	2,764	3,269

Less: current portion	772	704

Total long-term debt	1,992	2,565

The Company’s term loan facility consists of a total of CAD$4 million bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 8).

The secured loan has a principal balance authorized of CAD$1 million bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand from January 2017 to March 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2017, the Company was not in compliance with its financial covenants. The Company has obtained a waiver from the lender.

Principal repayments due in each of the next four years are as follows:

2018	772 (CAD 969)
2019	753 (CAD 945)
2020	753 (CAD 945)
2021	486 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

11.	Convertible Debentures

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

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the period ended December 31, 2017 amounts to CAD$160,000.

The components of the convertible debentures as at December 31, 2017 are as follows:

December 31, 2017
$

(in U.S. $ thousands)
Face value of convertible debentures	$6,058
Transaction costs	(986)
Accretion	127

Convertible debentures	$5,199

Interest accrued as at December 31, 2017 on the convertible debentures in the amount of CAD$287 thousand was paid on December 29, 2017 and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

12.	Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The Lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CAD$110 thousand (approximately $88 thousand) per year, which will increase at a rate of CAD$0.25 ($0.20) per square foot every two years.

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec (the “Lease”). The lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CAD$74 thousand (approximately $59 thousand) per year, which will increase at a rate of CAD$0.25 ($0.20) per square foot every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $1,301 thousand, as follows:

2018	150
2019	152
2020	156
2021	158
2022	161
Thereafter	524

The Company has initiated a project to expand the existing manufacturing facility. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2017 an amount of Euro646 thousand has been paid with respect to these agreements.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

13.	Capital Stock

	2017	2016
Authorized -
100,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
67,031,467 (December 31, 2016: 64,812,020) common shares	$1	$1

Stock options

During the year ended December 31, 2017 a total of 135,000 stock options were exercised for 135,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand.

During the year ended December 31, 2016 a total of 140,000 stock options were exercised for 140,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $63 thousand, resulting in an increase in additional paid-in capital of $63 thousand.

Stock-based compensation of $315 thousand and $195 thousand was recorded during the year ended December 31, 2017 and 2016 respectively. An amount of $309 thousand (2016 - $193 thousand) expensed relates to stock options granted to employees and directors and an amount of $6 thousand (2016- $2 thousand) relates to stock options granted to a consultant during the year ended December 31, 2017. As at December 31, 2017 the Company has $196 thousand (2016 - $320 thousand) of unrecognized stock-based compensation, of which $5 thousand (2016 – $11) relates to options granted to a consultant.

Warrants

In the year ended December 31, 2017 a total of 2,084,447 warrants were exercised for 2,084,447 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,176 thousand, resulting in an increase in additional paid-in capital of approximately $1,176 thousand.

In the year ended December 31, 2016 a total of 1,056,765 warrants were exercised for 1,056,765 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $596 thousand, resulting in an increase in additional paid-in capital of approximately $596 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

14.	Additional Paid-In Capital

Stock Options

On May 9, 2016, the Board of Directors of the Company adopted the 2016 Stock Option Plan which amended and restated the 2006 Stock Option. As a result of the adoption of the 2016 Stock Option Plan, no additional options will be granted under the 2006 Stock Option Plan and all previously granted options will be governed by the 2016 Stock Option Plan. The 2016 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. A total of 6,361,525 shares of common stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. Options may be granted under the 2016 Stock Option Plan on terms and at prices as determined by the Board except that the options cannot be granted at less than the market closing price of the common stock on the TSX-V. on the date prior to the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. The 2016 Stock Option Plan provides the Board with more flexibility when setting the vesting schedule for options which was otherwise fixed in the 2006 Stock Option Plan.

The fair value of options granted has been estimated according to the Black-Scholes valuation model and based on the weighted average of the following assumptions for options granted to employees and directors during the years ended:

	2017	2016
Exercise price	0.82	0.62
Expected volatility	60%	65%
Expected life	5.34 years	4.60 years
Risk-free interest rate	1.85%	1.39%
Dividend yield	Nil	Nil

The weighted average fair value of the options granted to employees and directors during the year ended December 31, 2017 is $0.44 (2016 - $0.33) .

No options were granted to consultants during the year ended December 31, 2017. The weighted average fair value of the options granted to consultants during the year ended December 31, 2016 is $0.32.

Information with respect to employees and directors stock option activity for 2016 and 2017 is as follows:

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

14.	Additional Paid-In Capital (Cont’d)

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2016	1,670,000	0.56

Granted	1,300,000	0.62
Forfeited	(50,000)	(0.53)
Expired	(120,000)	(0.43)
Exercised	(140,000)	(0.45)

Outstanding – December 31, 2016	2,660,000	0.60

Granted	659,818	0.82
Forfeited	(170,000)	(0.63)
Expired	(75,000)	(0.65)
Exercised	(135,000)	(0.46)

Outstanding – December 31, 2017	2,939,818	0.65

Information with respect to consultant’s stock option activity for 2016 and 2017 is as follows:

		Weighted average
	Number of options	exercise price
		$
Outstanding – January 1, 2016	-	-

Granted	50,000	0.73
Outstanding – December 31, 2016 and 2017	50,000	0.73

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

14.	Additional Paid-In Capital (Cont’d)

Details of stock options outstanding as at December 31, 2017 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average	Aggregate		average	Aggregate
Exercise	Number of	remaining	exercise	intrinsic	Number of	exercise	intrinsic
prices	options	contractual life	price	value	options	price	value
$		(years)	$	$		$	$

0.41	325,000	0.33	0.04		306,250	0.06
0.52	125,000	0.04	0.02		125,000	0.03
0.53	125,000	0.08	0.02		125,000	0.03
0.58	710,000	0.58	0.14		710,000	0.18
0.62	300,000	0.23	0.06		300,000	0.08
0.73	600,000	1.66	0.15		300,000	0.10
0.76	145,000	0.44	0.04		72,500	0.02
0.77	359,818	1.16	0.09		-	-
0.89	300,000	0.91	0.09		300,000	0.12
	2,989,818	5.43	0.65	437,396	2,238,750	0.62	402,900

Stock-based compensation expense recognized in 2017 with regards to the stock options was $315 thousand (2016: $195 thousand). As at December 31, 2017 the Company has $196 thousand (2016 - $320 thousand) of unrecognized stock-based compensation, of which $5 thousand (2016 – $11 thousand) relates to options granted to a consultant. The amount of $196 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $196 thousand being charged to stock-based compensation expense.

Warrants

In the year ended December 31, 2017 a total of 2,084,447 warrants were exercised for 2,084,447 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,176 thousand, resulting in an increase in additional paid-in capital of approximately $1,176 thousand.

In the year ended December 31, 2016 a total of 1,056,765 warrants were exercised for 1,056,765 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $596 thousand, resulting in an increase in additional paid-in capital of approximately $596 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

14.	Additional Paid-In Capital (Cont’d)

Information with respect to warrant activity for 2016 and 2017 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$
Outstanding – January 1, 2016	7,231,123	0.5646
Exercised	(1,056,765)	(0.5646)
Outstanding - December 31, 2016	6,174,358	0.5646
Exercised	(2,084,447)	(0.5646)
Expired	(19,009)	(0.5646)
Outstanding - December 31, 2017	4,070,902	0.5646

15.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

	2017	2016
Statutory income taxes	$(794)	$(305)
Net operating losses for which no tax benefits have been recorded	346	201
Deficiency of depreciation over capital cost allowance	(235)	(206)
Non-deductible expenses	239	105
Undeducted research and development expenses	525	245
Investment tax credit	(81)	(40)

	$-	$-

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

15.	Income Taxes (Cont’d)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2017	2016
Leasehold improvements and equipment	$252	$201
Net operating losses carryforward	2,620	2,062
Undeducted research and development expenses	2,054	1,501
Non-refundable tax credits carryforward	1,553	1,190

	6,479	4,954
Valuation allowance	(6,479)	(4,954)
	$-	$-

As at December 31, 2017, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance. Although management believes that certain of the net operating losses will be applied against earnings in 2018, management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

There were Canadian and provincial net operating losses of approximately $9,560 thousand (2016: $7,585 thousand) and $10,052 thousand (2016: $7,763 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2037. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2017, the Company had non-refundable tax credits of $1,553 thousand (2016: $1,190 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $180 thousand is expiring in 2028, $158 thousand is expiring in 2029, $134 thousand is expiring in 2030, $143 thousand is expiring in 2031, $179 thousand is expiring in 2032, $119 thousand is expiring in 2033, $90 thousand expiring in 2034, $106 thousand is expiring in 2035, $146 thousand expiring in 2036 and $280 thousand is expiring in 2037 and undeducted research and development expenses of $7,532 thousand (2016: $5,438 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

15.	Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2017:

Tax Jurisdictions	Tax Years
Federal - Canada	2014 and onward
Provincial - Quebec	2014 and onward
Federal - USA	2014 onward

16.	Statement of Cash Flows Information

In US$ thousands	2017	2016

Additional Cash Flow Information:
Interest paid	$408	$176

17.	Related party transactions

Included in management salaries are $10 thousand (2016 - $2 thousand) for options granted to the Chief Executive Officer, $37 thousand (2016 - $60 thousand) for options granted to the Chief Financial Officer, $3 thousand (2016 - $12 thousand) for options granted to the former Vice President, Operations, $9 thousand (2016 - $5) for options granted to the Vice-President, Research and Development, $Nil (2016 - $21) for options granted to the former Vice President, Corporate Development, and $37 thousand for options granted to Vice-President, Business and Corporate Development (2016 – $8) under the 2006 or 2016 Stock Option Plans and $131 thousand (2016 - $52 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $256 thousand (2016: $184 thousand). During the year a non-employee director rendered consulting services amounting to $Nil (2016 - $14 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Expressed in U.S. Funds)

18.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the year. Common equivalent shares from stock options, warrants and convertible debentures are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

19.	Subsequent events

On January 16, 2018, the Company granted 100,000 options to purchase common stock to an employee. The stock options are exercisable at $0.79 per share and vest over 2 years at 25% every six months.

Subsequent to the end of the year, total of 700,000 warrants were exercised for 700,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $395 thousand.