Form 10-Q
period 2018-03-31
IntelGenx Technologies Corp.
filed 2018-05-10
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes [  ]     No [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

APPLICABLE TO CORPORATE ISSUERS:

70,026,128 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of May 9, 2018.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2018	2017

Assets

Current

Cash	$618	$1,591
Short-term investments	1,765	3,313
Accounts receivable	655	623
Prepaid expenses	375	203
Investment tax credits receivable	383	314

Total current assets	3,796	6,044

Leasehold improvements and equipment, net (note 5)	6,433	6,346

Security deposits	737	757

Total assets	$10,966	$13,147

Liabilities

Current

Accounts payable and accrued liabilities	1,345	1,305
Current portion of long-term debt (note 7)	752	772

Total current liabilities	2,097	2,077

Deferred lease obligations	50	50

Long-term debt (note 7)	1,755	1,992

Convertible debentures (note 8)	5,131	5,199

Total liabilities	9,033	9,318

Subsequent event (note 14)

Shareholders' equity

Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 67,731,467 shares issued and outstanding (2017: 67,031,467 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	25,698	25,253

Accumulated deficit	(23,052)	(20,788)

Accumulated other comprehensive loss	(714)	(637)

Total Shareholders’ Equity	1,933	3,829

	$10,966	$13,147

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director
/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2018
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2017	67,031,467	$1	$25,253	$(20,788)	$(637)	$3,829

Other comprehensive loss	-	-	-	-	(77)	(77)

Warrants exercised (note 10)	700,000	-	395	-	-	395

Options exercised	-	-	-	-	-	-

Stock-based compensation (note 10)	-	-	50	-	-	50

Net loss for the period	-	-	-	(2,264)	-	(2,264)

Balance – March 31, 2018	67,731,467	$1	$25,698	$(23,052)	$(714)	$1,933

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2018	2017

Revenues

License and other revenue (note 11)	$239	$1,353

Total Revenues	239	1,353

Expenses

Cost of royalty, license and other revenue	-	92
Research and development expense	797	644
Selling, general and administrative expense	1,280	904
Depreciation of tangible assets	183	170

Total expenses	2,260	1,810

Operating loss	(2,021)	(457)

Interest income	-	2

Financing and interest expense	(243)	(57)

Net financing and interest expense	(243)	(55)

Net Loss	(2,264)	(512)

Other Comprehensive (Loss) Income

Foreign currency translation adjustment	(72)	44
Change in fair value	(5)	-

	(77)	44

Comprehensive loss	$(2,341)	$(468)

Basic and Diluted Weighted Average Number of Shares Outstanding	67,404,467	65,305,520

Basic and Diluted Loss Per Common Share (note 13)	$(0.03)	$(0.01)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2018	2017

Funds (used) provided -

Operating activities

Net loss	$(2,264)	$(512)
Depreciation	183	170
Stock-based compensation	50	170
Accretion expense	73	-
	(1,958)	(172)
Changes in non-cash items related to operations:
Accounts receivable	(32)	616
Prepaid expenses	(172)	138
Investment tax credits receivable	(69)	68
Security deposits	-	(6)
Accounts payable and accrued liabilities	40	(284)
Deferred revenue	-	(884)
Deferred lease obligations	-	1

Net change in non-cash items related to operations	(233)	(351)

Net cash used in operating activities	(2,191)	(523)

Financing activities
Repayment of long-term debt	(187)	(103)
Proceeds from exercise of warrants and stock options	395	337

Net cash provided by financing activities	208	234

Investing activities
Additions to leasehold improvements and equipment	(438)	(222)
Redemption of short-term investments	1,515	300

Net cash provided by investing activities	1,077	78

Decrease in cash	(906)	(211)

Effect of foreign exchange on cash	(67)	(101)

Cash

Beginning of period	1,591	612

End of period	$618	$300

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2018, the Company had cash and short-term investments totaling approximately $2,383. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont'd)

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.

•	Raise funding through debt financing.

•	Continue to seek partners to advance product pipeline.

•	Initiate oral film manufacturing activities.

•	Initiate contract oral film manufacturing activities.

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

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those good or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and identifies performance obligations that are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

ASC 606 uses the terms “contract asset” and “contract liability” to describe what might more commonly be known as “accrued revenue” and deferred revenue”. The Company has adopted the terminology used in ASC 606 to describe such balances.

The Company’s accounting policies for its revenue streams are disclosed in Note 4 below. Apart from providing more extensive disclosures on the Company’s revenue transactions, the application of ASC 606 has not had a significant impact on the financial position and/or financial performance of the Company.

The FASB issued ASU 2017-09, Stock compensation, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The statement is effective for annual periods beginning after December 15, 2017. The adoption of this statement did not have a material effect on the Company’s financial position or results.

The FASB issued ASU 2017-01, Business Combinations, which clarifies the definition of a business and is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position or results.

The FASB issued ASU 2016-18, Statement of Cash Flows, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted or restricted cash equivalents. The statement is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this statement did not have a material effect on the Company’s financial position or results.

The FASB issued ASU 2016-16, Income taxes, and requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position or results.

The FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies how certain cash receipts and payments are to be presented in the Statement of cash flows. The statement is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this statement did not have a material effect on the Company’s financial position or results.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

The FASB issued ASU 2016-01, Financial Instruments. The targeted amendments to existing guidance include:

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

4.	Significant Accounting Policies

Revenue Recognition

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue- producing transaction, that are collected by the Company from a customer, are excluded from revenue.

The following is a description of principal activities – separated by nature – from which the Company generates its revenue.

Research and Development Revenue

Revenues with corporate collaborators are recognized as the performance obligations are satisfied over time, and the related expenditures are incurred pursuant to the terms of the agreement.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

Licensing and Collaboration Arrangements

The Company may enter into licensing and collaboration agreements for product development, licensing, supply and manufacturing for its product pipeline. The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations. These contracts are analyzed to identify all performance obligations forming part of these contracts. The transaction price of the contract is then determined. The transaction price is allocated between all performance obligations on a relative standalone selling price basis. The stand-alone selling price is estimated based on the comparable market prices, expected cost plus margin and the Company’s historical experience.

Licenses are considered to be right-to-use licenses. As such, the Company recognizes the licenses revenues at a point in time, upon granting the licenses.

Milestone payments are considered variable consideration. As such, the Company estimates variable consideration at the most likely amount to which we expect to be entitled. The estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, research and other revenues in the period during which the adjustment is recognized. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is significant risk that the Company may not earn all of the milestone payments for each of its contracts.

Royalties are typically calculated as a percentage of net sales realized by the Company’s licensees of its products (including their sub-licensees), as specifically defined in each agreement. The licensees’ sales generally consist of revenues from product sales of the Company’s product pipeline and net sales are determined by deducting the following: estimates for chargebacks, rebates, sales incentives and allowances, returns and losses and other customary deductions in each region where the Company has licensees. Revenues arising from royalties are considered variable consideration. As such, the Company estimates variable consideration at the most likely amount to which we expect to be entitled. The estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

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

ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB issued ASU 2018-02 which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. These amendments are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the Statement on its consolidated financial statements.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

5.	Leasehold Improvements and Equipment

				December 31,
			March 31, 2018	2017
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$3,666	$426	$3,240	$2,953
Laboratory and office equipment	1,348	642	706	759
Computer equipment	104	60	44	44
Leasehold improvements	3,165	722	2,443	2,590

	$8,283	$1,850	$6,433	$6,346

From the balance of manufacturing equipment, an amount of $1,188 thousand (2017: $822 thousand) represents assets which are not yet in service as at March 31, 2018

6.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand and corporate credits cards of up to CAD$75 and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand. Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at March 31, 2018, the Company has not drawn on its credit facility.

7.	Long-term debt

The components of the Company’s debt are as follows:

	March 31, 2018	December 31, 2017
	$	$

(in U.S. $ thousands)

Term loan facility	2,029	2,233
Secured loan	478	531
Total debt	2,507	2,764

Less: current portion	752	772

Total long-term debt	1,755	1,992

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

7.	Long-term debt (Cont’d)

The Company’s term loan facility consists of a total of CAD$4 million bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 6).

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

Principal repayments due in each of the next five years are as follows:

2018	568 (CAD 733)
2019	733 (CAD 945)
2020	733 (CAD 945)
2021	473 (CAD 610)

8.	Convertible Debentures

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

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the period ended March 31, 2018 amounts to CAD$93,000.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

8.	Convertible Debentures (Cont’d)

The components of the convertible debentures are as follows:

	March 31,	December 31,
	2018	2017

(in U.S. $ thousands)

Face value of the convertible debentures	$5,894	$6,058
Transaction costs	(959)	(986)
Accretion	196	127
Convertible debentures	$5,131	$5,199

The accrued interest on the convertible debentures as at March 31, 2018 amounts to CAD$150 thousand and is recorded in financing and interest expense.

9.	Capital Stock

	March 31,	December 31,
	2018	2017

Authorized -

200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

67,731,467 (December 31, 2017 - 67,031,467) common shares	$1	$1

10.	Additional Paid-In Capital

Stock options

During the three-month period ended March 31, 2018, on January 16, 2018, 100,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.79. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $44 thousand

During the three-month period ended March 31, 2017, on January 18, 2017, 300,000 options to purchase common stock were granted to non-employee directors under the 2016 Stock Option Plan. The options have an exercise price of $0.89. The options vest immediately and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $143 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

10.	Additional Paid-In Capital (Cont’d)

During the three-month period ended March 31, 2017 a total of 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $21 thousand, resulting in an increase in additional paid-in capital of $21 thousand. No stock options were exercised during the three- month period ended March 31, 2018.

Compensation expenses for stock-based compensation of $50 thousand and $170 thousand were recorded during the three-month periods ended March 31, 2018 and March 31, 2017 respectively. An amount of $48 thousand (2017 - $168 thousand) expensed in the first quarter of 2018 relates to stock options granted to employees and directors and an amount of $2 thousand (2017 - $2 thousand) relates to stock options granted to a consultant. As at March 31, 2018 the Company has $181 thousand (2017 - $238 thousand) of unrecognized stock-based compensation.

Warrants

During the three-month period ended March 31, 2018 a total of 700,000 warrants were exercised for 700,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $395 thousand, resulting in an increase in additional paid-in capital of approximately $395 thousand. During the three-month period ended March 31, 2017 a total of 560,000 warrants were exercised for 560,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $316 thousand, resulting in an increase in additional paid-in capital of approximately $316 thousand.

Deferred Share Units (“DSUs”)

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non- employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units (“DSUs”) to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. No DSUs have been granted under the DSU Plan as of the date of this filing.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

11.	Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	March 31, 2018	March 31, 2017

(in U.S. $ thousands)

Research and development agreements	$239	$22
Licensing agreements	-	409
Deferred revenue (sale of future royalties)	-	922
	$239	$1,353

The following table presents our revenues disaggregated by timing of recognition:

	March 31, 2018	March 31, 2017

(in U.S. $ thousands)

Product and services transferred at point in time	$-	$409
Products and services transferred over time	239	944
	$239	$1,353

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2018	March 31, 2017
(in U.S. $ thousands)

Europe	$204	22

Canada	35	378

U.S.	-	922

Other foreign countries	-	31
	$239	$1,353

Remaining performance obligations

As at March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $562 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,051 in research and development milestone payments; up to $28,751 in commercial sales milestone payments. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

11.	Revenues

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the transition practical expedient in paragraph 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for the year ended December 31, 2018.

12.	Related Party Transactions

Included in management salaries are $8 thousand (2017 - $Nil) for options granted to the Chief Executive Officer, $3 thousand (2017 - $15 thousand) for options granted to the Chief Financial Officer, $Nil (2017 - $3 thousand) for options granted to the former Vice President, Operations, $3 thousand (2017 - $1 thousand) for options granted to the Vice-President, Research and Development, $11 thousand (2017 – $8 thousand) for options granted to Vice- President, Business and Corporate Development under the 2016 Stock Option Plan and $3 thousand (2017 - $119 thousand) for options granted to non-employee directors.

Also included in management salaries are director fees of $69 thousand (2017 - $68 thousand).

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2018
(Expressed in U.S. Funds)
(Unaudited)

14.	Subsequent event

On April 10, 2018, the Company granted 275,000 options to purchase common stock to 5 employees. The stock options are exercisable at $0.66 per share and vest over 2 years at 25% every six months.

On May 8, 2018, the Company announced the closing of the previously announced offering by way of private placement (the “Offering”). In connection with the Offering, the Company issued 320 units (the “Units”) at a subscription price of U.S.$10,000 per Unit for gross proceeds of U.S.$3,200,000. A related party of the Company participated in the Offering and subscribed for an aggregate of two Units. The Corporation intends to use the proceeds for its Montelukast phase 2a clinical trial and for general working capital purposes.

Each Unit is comprised of (i) 7,940 common shares of the Corporation (“Common Shares”), (ii) a U.S.$5,000 convertible 6% note (a “Note”), and (iii) 7,690 warrants to purchase common shares of the Corporation (“Warrants”). Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matures on June 1, 2021 and is convertible into Common Shares at a conversion price of U.S.$0.80 per Common Share. Each Warrant entitles its holder to purchase one Common Share at a price of U.S.$0.80 per Common Share until June 1, 2021.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately U.S.$157,800 in the aggregate and issued non-transferable agents’ warrants to the Agents, entitling the Agents to purchase 243,275 common shares at a price of U.S.$0.80 per share until June 1, 2021.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month periods ended March 31, 2018 and 2017.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to Company’s MD&A for the year ended December 31, 2017. In preparing this MD&A, we have taken into account information available to us up to May 10, 2018, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2015 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.

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

Contract Development and Manufacturing based on VersaFilm technology

We have established a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm products. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

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

Product Opportunities that provide Tangible Patient Benefits

Our focus will be on developing oral film products leveraging our VersaFilm technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm, and our AdVersa® mucosal adhesive tablet, are two examples of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Repurposing Existing Drugs

We are working on the repurposing of already approved drugs for new indications using our VersaFilm film technology. This program represents a viable growth strategy for us as it will allow for reduced development costs, improved success rates and shorter approval times. We believe that through our repurposing program we will be able minimize the risk of developmental failure and create value for us and potential partners.

Generic Drugs with High Barriers to Entry

We plan to pursue the development of generic drugs that have certain barriers to entry, e.g., where product development and manufacturing is complex and can limit the number of potential entrants into the generic market. We plan to pursue such projects only if the number of potential competitors is deemed relatively insignificant.

Corporate

Manufacturing facility

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm drug delivery technology. Since we recently received our cGMP-compliant rating from Health Canada for manufacturing and packaging activities, we anticipate the manufacturing of our products to commence on the second half of 2018.

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

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at March 31, 2018 an amount of Euro988 thousand has been paid.

Most recent key developments

On January 09, 2018 the Company and its President and Chief Executive Officer, Dr. Horst Zerbe presented an overview of the Company’s business at the 10 th Annual Biotech Showcase conference at the Hilton San Francisco Union Square Hotel. Andre Godin, Executive Vice President and Chief Financial Officer, and Dr. Dana Matzen, Vice President Business and Corporate Development, from the Company were also attending one-on-one meetings in San Francisco from January 8 through 10.

On January 24, 2018 the Company announced that it had initiated the Phase 2a proof of concept Montelukast VersaFilm clinical trial in Alzheimer’s patients, following clearance of the Clinical Trial Application by Health Canada. IntelGenx retained the services of Cogstate and JSS Medical Research as the Contract Research Organizations to support the Montelukast VersaFilm TM study. Cogstate is currently preparing cognitive testing materials and training for clinical staff and physicians to ensure proper administration of the cognitive testing. Once completed, it will also proceed with data analysis. JSS will monitor clinical trial sites to ensure protocol adherence. Patient screening is expected to begin in Q3 2018. The Phase 2a Montelukast Versafilm clinical trial is a randomized, double-blind, placebo controlled POC study that will enroll approximately 70 subjects with mild to moderate Alzheimer’s Disease across eight Canadian research sites. The primary study objectives will be to evaluate the safety, feasibility, tolerability, and efficacy of Montelukast buccal film following daily dosing for 26 weeks. IntelGenx is working to repurpose Montelukast as a therapeutic to treat neurodegenerative diseases by reformulating the drug into an oral film-based product. Montelukast has been approved by the U.S. Food and Drug Administration in 1997 for the treatment of asthma and seasonal allergic rhinitis. IntelGenx ' proprietary VersaFilm technology is especially suited for special needs patient populations, and the Montelukast VersaFilm product therefore offers many distinct advantages over tablets for Alzheimer’s Disease patients, including the avoidance and minimization of first-pass-effects, ease of administration, improved API bioavailability, lower dosing and toxicity, better acceptability and improved compliance. In a recent Phase 1 study, IntelGenx demonstrated that an oral film formulation of Montelukast is safe and tolerable in healthy subjects, reduces the first-pass-effect and has a 52% higher bioavailability compared to the regular Montelukast tablet, demonstrating a clear advantage of delivering Montelukast via film. IntelGenx ' oral film also crossed the blood-brain barrier, an essential feature for treating degenerative brain diseases.

On March 19, 2018 the Company announced that IntelGenx Corp., the Company’s operating subsidiary, had entered into an agreement to acquire pharmaceutical consulting firm Laboval for total cash consideration of up to CA$5 million, subject to the acquired business achieving certain revenue milestones over the two years following closing. The Company intended to finance the Acquisition and related fees and costs by way of private placement equity financing. IntelGenx Corp.’s obligation to close the Acquisition was conditional upon the Company raising at least US$10 million under the Offering. Proceeds raised in addition to those required for the Acquisition would have been used to finance the Company’s Montelukast Phase 2b clinical trial as well as working capital. Laboval, based in Montreal, Quebec, is engaged in the business of pharmaceutical product testing, offering a comprehensive range of quality control testing for finished products and raw materials, as well as in-process testing, stability studies, forced degradation and regulatory services to the pharmaceutical, nutraceutical, natural health, cosmetics and healthcare sectors. Laboval holds all necessary licenses and approvals of the U.S. Food and Drug Administration and Health Canada to carry on its business. Under the purchase agreement, approximately 40% of the purchase price would have been paid by the Company as of the closing date. Additional consideration in the form of an earn-out of up to 60% of the purchase price would have been payable over the two-year post-closing period, based on the achievement of certain revenue objectives for the acquired business. The closing of the Acquisition was expected to occur on or about March 30, 2018 and was subject to the Company raising at least US$10 million under the Offering and certain other customary closing conditions, including the approval of the TSX Venture Exchange.

On March 27, 2018 the Company announced that, due to market conditions, it will not be proceeding with the private placement previously announced on March 20, 2018. As a result, IntelGenx Corp., the Company’s operating subsidiary, will not be proceeding with the previously announced proposed acquisition of LaboVal Inc., which was subject to the Company obtaining satisfactory financing.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2018 report an accumulated other comprehensive loss due mainly to foreign currency translation adjustments of $714 due to the fluctuations in the rates used to prepare our financial statements, $72 of which negatively impacted our comprehensive loss for the three-month period ended March 31, 2018. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period
	ended March 31,
In U.S.$ thousands	2018	2017

Comprehensive Loss	$(2,341)	$(468)
Add (deduct):
Depreciation	183	170
Finance costs	243	57
Finance income	-	(2)
Share-based compensation	50	170
Other comprehensive loss (income)	77	(44)

Adjusted EBITDA	(1,788)	(117)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $1,671 for the three-month period ended March 31, 2018 to ($1,788) compared to ($117) for the three-month period ended March 31, 2017. The decrease in Adjusted EBITDA of $1,671 for the three–month period ended March 31, 2018 is mainly attributable to a decrease in revenues of $1,114, an increase in SG&A expenses of $497 before consideration of stock-based compensation and an increase in R&D expenses of $152 before consideration of stock-based compensation.

Results of operations for the three-month period ended March 31, 2018 compared with the three-month period ended March 31, 2017.

	Three-month period
	ended March 31,

In U.S.$ thousands	2018	2017

Revenue	$239	$1,353

Cost of Royalty and License Revenue	-	92

Research and Development Expenses	797	644

Selling, General and Administrative Expenses	1,280	904

Depreciation of tangible assets	183	170

Operating Loss	(2,021)	(457)

Net Loss	(2,264)	(512)

Comprehensive Loss	(2,341)	(468)

Revenue

Total revenues for the three-month period ended March 31, 2018 amounted to $239, representing an decrease of $1,114 or 82% compared to $1,353 for the three-month period ended March 31, 2017. The decrease for the three-month period ended March 31, 2018 compared to the last year’s corresponding period is mainly attributable to the decrease in upfront revenues of $408 and deferred revenues on monetization of $922 offset by an increase in R&D revenues of $218.

Cost of royalty and license revenue

We recorded $Nil for the cost of royalty and license revenue in the three-month period ended March 31, 2018 compared with $92 in the same period of 2017. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner. Following the monetization of Forfivo XL®’s royalties, we are required to record 10% of the deferred revenues from the monetization as cost of royalty and license revenue until December 31, 2017 which represented $Nil for the first quarter of 2018.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended March 31, 2018 amounted to $797, representing an increase of $153 or 24%, compared to $644 for the three-month period ended March 31, 2017.

The increase in R&D expenses for the three-month period ended March 31, 2018 is mainly attributable to increases in study costs of $160.

In the three-month period ended March 31, 2018 we recorded estimated Research and Development Tax Credits and refunds of $79, compared with $30 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended March 31, 2018 amounted to $1,280, representing an increase of $376 or 41%, compared to $904 for the three-month period ended March 31, 2017.

The increase in SG&A expenses for the three-month period ended March 31, 2018 is mainly attributable to an increase in professional fees of $288 and an increase in manufacturing expenses of $103. The increase in professional fees were mainly related to costs attributable to the aborted capital raise as well as the Laboval acquisition. These expenses are deemed to be non-recurring in nature.

Depreciation of tangible assets

In the three-month period ended March 31, 2018 we recorded an expense of $183 for the depreciation of tangible assets, compared with an expense of $170 thousand for the same period of the previous year.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended March 31, 2018 amounted to $50 compared to $170 for the three-month period ended March 31, 2017.

We expensed approximately $45 in the three-month period ended March 31, 2018 for options granted to our employees in 2016, 2017 and 2018 under the 2016 Stock Option Plans, approximately $3 for options granted to non-employee directors in 2016 and 2017, and $2 for options granted to a consultant in 2016 compared with $49, $119 and $2 respectively that was expensed in the same period of the previous year.

There remains approximately $181 in stock based compensation to be expensed in fiscal 2018 and 2019, of which $178 relates to the issuance of options to our employees and directors during 2015 to 2017 and $3 relates to the issuance of options to a consultant in 2016. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	March 31,	December	Increase/	Increase/
In U.S.$ thousands	2018	31, 2017	(Decrease)	(Decrease)

Current Assets	$3,796	$6,044	$-2,248	-37%

Leasehold improvements and Equipment	6,433	6,346	87	1%

Security Deposits	737	757	-20	-3%

Current Liabilities	2,097	2,077	-20	-1%

Deferred lease obligations	50	50	0	0%

Long-term debt	1,755	1,992	-237	-12%

Convertible debentures	5,131	5,199	-68	-1%

Capital Stock	1	1	0	0%

Additional Paid-in-Capital	25,698	25,253	445	2%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2018, the Company had cash and short-term investments totaling approximately $2,383. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Current assets

Current assets totaled $3,796 as at March 31, 2018 compared with $6,044 at December 31, 2017. The decrease of $2,248 is mainly attributable to a decrease in cash of approximately $973 and a decrease in short-term investments of approximately $1,548, offset by an increase in prepaid expenses of approximately $172.

Cash

Cash totaled $618 as at March 31, 2018 representing a decrease of $973 compared with the balance of $1,591 as at December 31, 2017. The decrease in cash on hand relates to net cash used by operating activities of $2,191 offset by net cash provided by investing activities of $1,077 and net cash provided by financing activities of $208.

Accounts receivable

Accounts receivable totaled $655 as at March 31, 2018 representing an increase of $32 compared with the balance of $623 as at December 31, 2017.

Prepaid expenses

As at March 31, 2018 prepaid expenses totaled $375 compared with $203 as of December 31, 2017. The increase in prepaid expenses is attributable to a payment of CAD$275 with respect to the Laboval acquisition (from which CAD$200 is refundable if the acquisition does not take place), offset by the advance payments in December 2017 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $383 as at March 31, 2018 compared with $314 as at December 31, 2017. The increase is attributable to the accrual estimated and recorded for the first quarter of 2018.

Leasehold improvements and equipment

As at March 31, 2018, the net book value of leasehold improvements and equipment amounted to $6,433, compared to $6,346 at December 31, 2017. In the three-month period ended March 31, 2018 additions to assets totaled $438 and mainly comprised of $428 for manufacturing equipment, $5 for computer equipment, and $5 for office furniture.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2017. Security deposits in the amount of CAD$650 for the term loans were also recorded as at March 31, 2018

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,345 as at March 31, 2018 compared with $1,305 as at December 31, 2017.

Long-term debt

Long-term debt totaled $2,507 as at March 31, 2018 (December 31, 2017 - $2,764). An amount of $2,029 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $478 is attributable to a second loan secured by a second ranking on all present and future property of the Company. The reimbursement of the loan started in January 2017 and should be fully reimbursed by March 2021.

Convertible debentures

Convertible debentures totaled $5,131 as at March 31, 2018 as compared to $5,199 as at December 31, 2017. The Corporation issued a total aggregate principal amount of CAD$7,600,000 of debentures at a price of CAD$1,000 per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2018 amounts to CAD$93,000 ($Nil in 2017). The accrued interest on the convertible debentures as at March 31, 2018 amounts to CAD$150,000 ($Nil in 2017) and is recorded in Financing and interest expense.

Shareholders’ equity

As at March 31, 2018 we had accumulated a deficit of $23,052 compared with an accumulated deficit of $20,788 as at December 31, 2017. Total assets amounted to $10,966 and shareholders’ equity totaled $1,933 as at March 31, 2018, compared with total assets and shareholders’ equity of $13,147 and $3,829 respectively, as at December 31, 2017.

Capital stock

As at March 31, 2018 capital stock amounted to $0.677 (December 31, 2017: $0.670) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $25,698 as at March 31, 2018, as compared to $25,253 as at December 31, 2017. Additional paid in capital increased by $445 from which $395 came from proceeds from exercise of warrants and $50 from stock based compensation attributable to the amortization of stock options granted to employees and directors.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31,	March 31,	Increase/	Percentage
In U.S.$ thousands	2018	2017	(Decrease)	Increase/
				(Decrease)

Operating Activities	$(2,191)	$(523)	$(1,668)	(319%	)
Financing Activities	208	234	(26)	(11%	)
Investing Activities	1,077	78	999	1281%
Cash - end of period	618	300	318	106%

Statement of cash flows

Net cash used in operating activities was $2,191 for the three-month period ended March 31, 2018, compared to $523 for the three-month period ended March 31, 2017. For the three-month period ended March 31, 2018, net cash used by operating activities consisted of a net loss of $2,264 (2017: $512) before depreciation, stock-based compensation and accretion expense in the amount of $306 (2017: $340) and a decrease in non-cash operating elements of working capital of $233 (2017: $351).

The net cash provided by financing activities was $208 for the three-month period ended March 31, 2018, compared to $234 provided in the same period of the previous year. An amount of $395 (2017: $337) derives from proceeds from exercise of warrants and stock options offset by repayment of term loans for an amount of $187 (2017: $103).

Net cash provided by investing activities amounted to $1,077 for the three-month period ended March 31, 2018 compared to $78 in the same period of 2017. The net cash provided by investing activities for the three-month period ended March 31, 2018 relates to the redemption of short term investments of $1,515 (2017: $300), offset by the purchase of fixed assets of $438 (2017: $222).

The balance of cash as at March 31, 2018 amounted to $618, compared to $300 at March 31, 2017.

Subsequent event

On April 10, 2018, the Company granted 275,000 options to purchase common stock to 5 employees. The stock options are exercisable at $0.66 per share and vest over 2 years at 25% every six months.

On May 8, 2018, the Company announced the closing of the previously announced offering by way of private placement (the “Offering”). In connection with the Offering, the Company issued 320 units (the “Units”) at a subscription price of U.S.$10,000 per Unit for gross proceeds of U.S.$3,200,000. A related party of the Company participated in the Offering and subscribed for an aggregate of two Units. The Corporation intends to use the proceeds for its Montelukast phase 2a clinical trial and for general working capital purposes.

Each Unit is comprised of (i) 7,940 common shares of the Corporation (“Common Shares”), (ii) a U.S.$5,000 convertible 6% note (a “Note”), and (iii) 7,690 warrants to purchase common shares of the Corporation (“Warrants”). Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matures on June 1, 2021 and is convertible into Common Shares at a conversion price of U.S.$0.80 per Common Share. Each Warrant entitles its holder to purchase one Common Share at a price of U.S.$0.80 per Common Share until June 1, 2021.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately U.S.$157,800 in the aggregate and issued non-transferable agents’ warrants to the Agents, entitling the Agents to purchase 243,275 common shares at a price of U.S.$0.80 per share until June 1, 2021.

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

INTELGENX TECHNOLOGIES CORP.

Date: May 10, 2018	By: /s/	Horst G. Zerbe
Horst G. Zerbe
President, C.E.O. and
Director

Date: May 10, 2018	By: /s/	Andre Godin
Andre Godin
Principal Accounting Officer