Form 10-Q
period 2018-06-30
IntelGenx Technologies Corp.
filed 2018-08-09
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

70,989,337 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 5, 2018.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current
Cash	$2,321	$1,591
Short-term investments	1,362	3,313
Accounts receivable	485	623
Prepaid expenses	590	203
Investment tax credits receivable	451	314
Total current assets	5,209	6,044
Leasehold improvements and equipment, net (note 5)	6,149	6,346
Security deposits	733	757
Total assets	$12,091	$13,147
Liabilities
Current
Accounts payable and accrued liabilities	2,000	1,305
Current portion of long-term debt (note 7)	736	772
Total current liabilities	2,736	2,077
Deferred lease obligations	50	50
Long-term debt (note 7)	1,539	1,992
Convertible debentures (note 8)	5,094	5,199
Convertible notes (note 9)	997	-
Total liabilities	10,416	9,318

Subsequent event (note 15)
Shareholders' equity
Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 70,547,267 shares issued and outstanding (2017: 67,031,467 common shares) (note 10)	1	1
Additional paid-in capital (note 11)	27,872	25,253
Accumulated deficit	(25,453)	(20,788)
Accumulated other comprehensive loss	(745)	(637)
Total Shareholders’ Equity	1,675	3,829
	$12,091	$13,147

See accompanying notes

Approved on Behalf of the Board:
/s/ Bernd J. Melchers	Director
/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2018
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2017	67,031,467	$1	$25,253	$(20,788)	$(637)	$3,829

Other comprehensive loss	-	-	-	-	(108)	(108)

Common stock issued, net of transaction costs of $167 (note 9)	2,540,800	-	1,460	-	-	1,460

Warrants issued, net of transaction costs of $50 (note 9)	-	-	437	-	-	437

Agents’ warrants issued (note 9)	-	-	50	-	-	50

Warrants exercised (note 11)	950,000	-	536	-	-	536

Options exercised (note 11)	25,000	-	13	-	-	13

Stock-based compensation (note 11)	-	-	123	-	-	123

Net loss for the period	-	-	-	(4,665)	-	(4,665)

Balance – June 30, 2018	70,547,267	$1	$27,872	$(25,453)	$(745)	$1,675

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Revenues

License and other revenue (note 12)	$234	$1,126	$473	$2,479

Total revenues	234	1,126	473	2,479

Expenses

Cost of royalty and license revenue	-	89	-	181
Research and development expense	857	654	1,654	1,298
Selling, general and administrative expense	1,322	826	2,602	1,730
Depreciation of tangible assets	179	170	362	340

Total expenses	2,358	1,739	4,618	3,549

Operating loss	(2,124)	(613)	(4,145)	(1,070)

Interest income	-	1	-	3

Net financing and interest expense	(277)	(54)	(520)	(111)

Net loss	(2,401)	(666)	(4,665)	(1,178)

Other comprehensive (loss) income

Foreign currency translation adjustment	(35)	116	(107)	160

Change in fair value	4	-	(1)	-

Comprehensive loss	$(2,432)	$(550)	$(4,773)	$(1,018)

Basic and diluted weighted average number of shares outstanding	68,877,428	65,493,394	68,346,126	65,399,853

Basic and diluted loss per common share (note 14)	$(0.04)	$(0.01)	$(0.07)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Funds (used) provided -

Operating activities

Net loss	$(2,401)	$(666)	$(4,665)	$(1,178)
Depreciation	179	170	362	340
Stock-based compensation	73	53	123	223
Accretion expense	94	-	167	-
DSU expense	232	-	232	-
Interest payable by issuance of common shares	238	-	238	-
	(1,585)	(443)	(3,543)	(615)
Changes in non-cash items related to operations:
Accounts receivable	170	61	138	677
Prepaid expenses	(215)	24	(387)	162
Investment tax credits receivable	(68)	(35)	(137)	33
Security deposits	(11)	(18)	(11)	(24)
Accounts payable and accrued liabilities	199	(161)	239	(445)
Deferred revenue	-	(870)	-	(1,754)
Deferred lease obligations	-	2	-	3
Net change in non-cash items related to operations	75	(997)	(158)	(1,348)

Net cash used in operating activities	(1,510)	(1,440)	(3,701)	(1,963)

Financing activities
Repayment of term loans	(185)	(251)	(372)	(354)
Proceeds from exercise of warrants and stock options	154	679	549	1,016
Net proceeds from private placement	3,004	-	3,004	-
Transaction costs of private placement	(82)	-	(82)	-
Net cash provided by financing activities	2,891	428	3,099	662

Investing activities
Additions to leasehold improvements and equipment	(16)	(233)	(454)	(455)
Redemption of short-term investments	393	2,025	1,908	2,325
Net cash provided by (used in) investing activities	377	1,792	1,454	1,870

Increase in cash	1,758	780	852	569

Effect of foreign exchange on cash	(55)	95	(122)	(6)

Cash

Beginning of period	618	300	1,591	612

End of period	$2,321	$1,175	$2,321	$1,175

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of June 30, 2018, the Company had cash and short-term investments totaling approximately $3,683. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont'd)

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.

•	Raise funding through debt financing.

•	Continue to seek partners to advance product pipeline.

•	Initiate oral film manufacturing activities.

•	Initiate contract oral film manufacturing activities.

As of June 30, 2018, there are also 3,120,902 warrants outstanding at an exercise price of $0.5646 which expire on December 31, 2018.

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
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

ASC 606 uses the terms “contract asset” and “contract liability” to describe what might more commonly be known as “accrued revenue” and “deferred revenue”. The Company has adopted the terminology used in ASC 606 to describe such balances.

The Company’s accounting policies for its revenue streams are disclosed in Note 4 below. Apart from providing more extensive disclosures on the Company’s revenue transactions, the application of ASC 606 has not had a significant impact on the financial position and/or financial performance of the Company.

The FASB issued ASU 2017-09, Stock compensation, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The statement is effective for annual periods beginning after December 15, 2017. The Company has made an accounting policy choice to recognize the effect of awards for which the requisite service is not rendered when the award is forfeited (that is, recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award shall be reversed in the period that the award is forfeited. The adoption of this statement did not have a material effect on the Company’s financial position or results.

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
June 30, 2018
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
June 30, 2018
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

Leasehold Improvements and Equipment

Leasehold improvements and equipment are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the methods as follows:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

On the declining balance method -

Laboratory and office equipment	20%
Computer equipment	30%

On the straight-line method -

Leasehold improvements	over the lease term
Manufacturing equipment	5 – 10 years

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repair and maintenance are expensed as incurred.

Recent Accounting Pronouncements

ASU 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

The FASB issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

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

5.	Leasehold Improvements and Equipment

				December 31,
			June 30, 2018	2017
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$3,615	$478	$3,137	$2,953
Laboratory and office equipment	1,319	664	655	759
Computer equipment	102	62	40	44
Leasehold improvements	3,100	783	2,317	2,590

	$8,136	$1,987	$6,149	$6,346

From the balance of manufacturing equipment, an amount of $1,164 thousand (2017: $822 thousand) represents assets which are not yet in service as at June 30, 2018

6.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($190 thousand) and corporate credits cards of up to CAD$75 and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($323 thousand). Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,227,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at June 30, 2018, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

7.	Long-term debt

The components of the Company’s debt are as follows:

	June 30, 2018	December 31, 2017
	$	$

Term loan facility	1,845	2,233
Secured loan	430	531
Total debt	2,275	2,764

Less: current portion	736	772

Total long-term debt	1,539	1,992

The Company’s term loan facility consists of a total of CAD$4 million ($3.04 million) bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($47 thousand). The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 6).

The secured loan has a principal balance authorized of CAD$1 million ($759 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($13 thousand) from January 2017 to March 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next four years are as follows:

2018	377 (CAD 496)
2019	717 (CAD 945)
2020	717 (CAD 945)
2021	464 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

8.	Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the “Offering”) of convertible unsecured subordinated debentures of the Corporation (the “Debentures”) for gross aggregate proceeds of CAD$6,838,000. Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 of Debentures at a price of CAD$1,000 per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 (the “Conversion Price”) per common share of the Corporation (“Share”), being a conversion rate of approximately 740 Shares per CAD$1,000 principal amount of Debentures, subject to adjustment in certain events.

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

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the six-month period ended June 30, 2018 amounts to CAD$185,000 ($145,000).

The components of the convertible debentures are as follows:

	June 30,	December 31,
	2018	2017

Face value of the convertible debentures	$5,771	$6,058
Transaction costs	(939)	(986)
Accretion	262	127
Convertible debentures	$5,094	$5,199

The accrued interest on the convertible debentures for the six-month period ended June 30, 2018 amounts to CAD$304 thousand ($238 thousand) and is recorded in financing and interest expense and accrued liabilities. On July 3, 2018, the accrued interest was paid by issuance of 307,069 common shares.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

9.	Private Placement

On May 8, 2018, the Company closed its previously announced offering by way of private placement (the “Offering”). In connection with the Offering, the Company issued 320 units (the “Units”) at a subscription price of $10,000 per Unit for gross proceeds of $3,200,000. A related party of the Company participated in the Offering and subscribed for an aggregate of two Units.

Each Unit is comprised of (i) 7,940 common shares of the Corporation (“Common Shares”), (ii) a $5,000 convertible 6% note (a “Note”), and (iii) 7,690 warrants to purchase common shares of the Corporation (“Warrants”). Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matures on June 1, 2021 and is convertible into Common Shares at a conversion price of $0.80 per Common Share. Each Warrant entitles its holder to purchase one Common Share at a price of $0.80 per Common Share until June 1, 2021.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately $157,800 in the aggregate and issued non-transferable agents’ warrants to the Agents, entitling the Agents to purchase 243,275 common shares at a price of $0.80 per share until June 1, 2021. Management has determined the value of the agents’ warrants to be $50,000.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds

Common stock	$1,627	$167	$1,460
Convertible notes	1,086	111	975
Warrants	487	50	437
	$3,200	$328	$2,872

The convertible notes have been recorded as a liability. Total transactions costs in the amount of U.S.$111 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2018 amounts to U.S. $22,000.

The components of the convertible notes are as follows:

June 30,
2018

Attributed value of net proceeds to convertible notes	$975
Accretion	22
Convertible notes	$997

The interest on the convertible notes for the six-month period ended June 30, 2018 amounts to $14 thousand and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

10.	Capital Stock

	June 30,	December 31,
	2018	2017
Authorized -

200,000,000 common shares of $0.00001 par value 20,000,000 preferred shares of $0.00001 par value

Issued -

70,547,267 (December 31, 2017 - 67,031,467) common shares	$1	$1

11.	Additional Paid-In Capital

Stock options

On January 16, 2018, 100,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.79. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $44 thousand.

On April 10, 2018, 275,000 options to purchase common stock were granted to employees under the 2016 Stock Option Plan. The options have an exercise price of $0.66. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $99 thousand.

On June 11, 2018, 800,000 options to purchase common stock were granted to officers and employees under the 2016 Stock Option Plan. The options have an exercise price of $0.76. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $334 thousand.

During the six-month period ended June 30, 2018 a total of 25,000 stock options were exercised for 25,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $13 thousand, resulting in an increase in additional paid-in capital of $13 thousand.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

11.	Additional Paid-In Capital (Cont’d)

Compensation expenses for stock-based compensation of $123 thousand and $223 thousand were recorded during the six-month periods ended June 30, 2018 and 2017, respectively. An amount of $119 thousand expensed in the six-month period of 2018 relates to stock options granted to employees and directors and an amount of $4 thousand relates to stock options granted to a consultant. An amount of $220 thousand expensed in the six- month period of 2017 relates to stock options granted to employees and directors and an amount of $3 thousand relates to stock options granted to a consultant. As at June 30, 2018, the Company has $550 thousand (2017 - $188 thousand) of unrecognized stock-based compensation.

Warrants

During the six-month period ended June 30, 2018 a total of 950,000 warrants were exercised for 950,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $536 thousand, resulting in an increase in additional paid-in capital of approximately $536 thousand. During the six-month period ended June 30, 2017 a total of 1,690,000 warrants were exercised for 1,690,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $954 thousand, resulting in an increase in additional paid-in capital of approximately $954 thousand.

Deferred Share Units (“DSUs”)

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non- employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units (“DSUs”) to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. On May 16, 2018, 287,355 DSUs have been granted under the DSU Plan as of the date of this filing, accordingly, an amount of $232 thousand has been recognized in management salaries.

Performance and Restricted Share Units (“PRSUs”)

At the Annual Meeting on May 8, 2018, the shareholders approved the IntelGenx Technologies Corp. Performance and Restricted Share Unit Plan (PRSU Plan) which the Board of Directors had approved on March 19, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers of the Company and its Subsidiaries and to reward such executive officers for their contributions toward the long-term goals and success of the Company and to enable and encourage such executive officers to acquire shares of Common Stock as long-term investments and proprietary interests in the Company. No rewards have been issued under the PRSU Plan as of June 30, 2018.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

12.	Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	June 30, 2018	June 30, 2017

Research and development agreements	$473	$245
Licensing agreements	-	405
Deferred revenue (sale of future royalties)	-	1,829
	$473	$2,479

The following table presents our revenues disaggregated by timing of recognition:

	June 30, 2018	June 30, 2017

Product and services transferred at point in time	$-	$405
Products and services transferred over time	473	2,074
	$473	$2,479

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	June 30, 2018	June 30, 2017

Europe	$410	245
Canada	63	375
U.S.	-	1,829
Other foreign countries	-	30
	$473	$2,479

Remaining performance obligations

As at June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $329 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,051 in research and development milestone payments; up to $28,751 in commercial sales milestone payments. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

12.	Revenues (Cont’d)

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

13.	Related Party Transactions

Included in management salaries for the six-month period ended June 30, 2018 are $17 thousand (2017 - $Nil) for options granted to the Chief Executive Officer, $7 thousand (2017 - $30 thousand) for options granted to the Chief Financial Officer, $Nil (2017 - $3 thousand) for options granted to the former Vice President, Operations, $6 thousand (2017 - $3 thousand) for options granted to the Vice-President, Research and Development, $23 thousand (2017 – $17 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan and $6 thousand (2017 - $124 thousand) for options granted to non-employee directors.

Also included in management salaries for the six-month period ended June 30, 2018 are director fees of $124 thousand (2017 - $136 thousand) and DSU of $232 thousand.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

14.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible debenture and notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15.	Subsequent Event

On July 3, 2018, the Company granted 100,000 options to purchase common stock to a consultant. The stock options are exercisable at $0.78 per share and vest over 2 years at 25% every six months.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month and six-month periods ended June 30, 2018 and 2017.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2017. In preparing this MD&A, we have taken into account information available to us up to August 9, 2018, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.

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

Corporate

Manufacturing facility

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. Since we recently received our cGMP-compliant rating from Health Canada for manufacturing and packaging activities, we anticipate the manufacturing of our products to commence on the first half of 2019.

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

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners as well as obtaining the necessary funding. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at June 30, 2018 an amount of Euro988 thousand has been paid.

Most recent key developments

On May 8, 2018, IntelGenx announced the closing of an offering by way of private placement. In connection with the Offering, the Company issued 320 units at a subscription price of $10,000 per Unit for gross proceeds of $3,200,000. The Corporation intends to use the proceeds for its Montelukast phase 2a clinical trial and for general working capital purposes. Each Unit is comprised of (i) 7,940 common shares of the Corporation, (ii) a $5,000 convertible 6% note, and (iii) 7,690 warrants to purchase common shares of the Corporation. Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matures on June 1, 2021 and is convertible into Common Shares at a conversion price of $0.80 per Common Share. Each Warrant entitles its holder to purchase one Common Share at a price of $0.80 per Common Share until June 1, 2021.

Cantone Research, Inc. acted as placement agent in respect of certain sales under the U.S. portion of the Offering and Leede Jones Gable Inc. acted as placement agent in respect of the Canadian portion of the Offering. In connection with the Offering, the Company paid to the Agents a cash commission of approximately $157,800 in the aggregate and issued non-transferable agents’ warrants to the Agents, entitling the Agents to purchase 243,275 common shares at a price of $0.80 per share until June 1, 2021. The Common Shares, Notes and Warrants issued to Canadian residents and the agents’ warrants issued to Leede Jones Gable Inc. are subject to a four-month statutory hold period until September 9, 2018.

A related party of the Company participated in the Offering and subscribed for an aggregate of two Units.

On May 14, 2018, IntelGenx announced that all patent litigation between the Company, Par Pharmaceutical, Inc., Indivior, Inc., Indivior UK Limited, and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, LLC) related to Suboxone® film had been settled. The settlement agreement permits Par to begin selling a generic version of Suboxone® film on January 1, 2023, or earlier under certain circumstances. Par is IntelGenx’s commercial and development partner for a generic version of Suboxone® sublingual film product, which is indicated for the treatment of opioid dependence.

On June 11, 2018, IntelGenx announced that the Company’s board of directors granted options to acquire a total of 800,000 common shares under the 2016 Stock Option Plan. Of the total stock options granted, 200,000 were granted to each of Horst G. Zerbe, Chief Executive Officer and President and Andre Godin, Executive Vice President and Chief Financial Officer. Furthermore, 100,000 stock options were granted to each of two officers of IntelGenx Corp., Nadine Paiement, Vice President Research and Development and Dana Matzen, Vice President of Business and Corporate Development. Also included in the total number of options granted are 200,000 granted to two employees of IntelGenx Corp. The options have an exercise price of $0.76 (CAD$0.99), vest over a period of two years at the rate of 25% every six months and expire on June 10, 2028.

On June 19, 2018, IntelGenx announced that the European Patent Office had issued a “Notice of Intention to Grant” for the Company’s European Patent Application Number 14832172.2 entitled, “Instantly Wettable Oral Film Dosage Form Without Surfactant or Polyalcohol." This is the first key patent allowed in Europe for the Company’s VersaFilm™ technology. Once the administrative process is complete, the patent that issues from this application will provide intellectual property protection for the formulation of the Company’s VersaFilm™ technology used in its Rizaport® product, an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines, in Europe through 2034. IntelGenx received a similar formulation patent covering its Rizaport® VersaFilm™ technology from the United States Patent and Trademark Office in 2016 and has additional applications pending in other countries.

On July 3, 2018, IntelGenx issued 307,069 common shares of the Corporation at a deemed price of CAD$0.99 per Common Share in payment of an aggregate of $304,000 in interest owing on the Corporation’s 8.00% convertible unsecured subordinated debentures due June 30, 2020. Under the terms of the trust indenture governing the Debentures, the Corporation has the option to pay the semi-annual interest on the Debentures in either cash or Common Shares, subject to customary conditions set forth in the Indenture.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2018 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $745 primarily due to the fluctuations in the rates used to prepare our financial statements, $107 of which negatively impacted our comprehensive loss for the six-month period ended June 30, 2018. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
	$	$	$	$
Comprehensive loss	(2,432)	(550)	(4,773)	1,018)
Add (deduct):
Depreciation	179	170	362	340
Finance costs	277	54	520	111
Finance income	-	(1)	-	(3)
Share-based compensation	73	53	123	223
Other comprehensive loss (income)	31	(116)	108	(160)

Adjusted EBITDA	(1,872)	(390)	(3,660)	(507)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $1,482 for the three-month period ended June 30, 2018 to ($1,872) compared to ($390) for the three-month period ended June 30, 2017. The decrease in Adjusted EBITDA of $1,482 for the three-month period ended June 30, 2018 is mainly attributable to a decrease in revenues of $892, an increase in SG&A expenses of $480 before consideration of stock-based compensation and an increase in R&D expenses of $199 before consideration of stock-based compensation. Adjusted EBITDA decreased by $3,153 for the six-month period ended June 30, 2018 to ($3,660) compared to ($507) for the six-month period ended June 30, 2018. The decrease in Adjusted EBITDA of $3,153 for the six-month period ended June 30, 2018 is mainly attributable to a decrease in revenues of $2,006, an increase in SG&A expenses of $977 before consideration of stock-based compensation and an increase in R&D expenses of $351 before consideration of stock-based compensation.

Results of operations for the three-month and six-month periods ended June 30, 2018 compared with the three-month and six-month periods ended June 30, 2017.

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Revenue	$234	$1,126	$473	2,479
Cost of Royalty and License Revenue	-	89	-	181
Research and Development Expenses	857	654	1,654	1,298
Selling, General and Administrative Expenses	1,322	826	2,602	1,730
Depreciation of tangible assets	179	170	362	340
Operating loss	(2,124)	(613)	(4,145)	(1,070)
Net loss	(2,401)	(666)	(4,665)	(1,178)
Comprehensive loss	(2,432)	(550)	(4,773)	(1,018)

Revenue

Total revenues for the three-month period ended June 30, 2018 amounted to $234, representing a decrease of $892 or 79% compared to $1,126 for the three-month period ended June 30, 2017. Total revenues for the six-month period ended June 30, 2018 amounted to $473, representing a decrease of $2,006 or 81% compared to $2,479 for the six-month period ended June 30, 2017. The decrease for the three-month period ended June 30, 2018 compared to the last year’s corresponding period is mainly attributable to a decrease in deferred revenues on monetization of $915. The decrease for the six-month period ended June 30, 2018 compared to the last year’s corresponding period is mainly attributable to a decrease in upfronts of $405, deferred revenues on monetization of $1,829 offset by an increase in R&D revenues of $228.

Cost of royalty and license revenue

We recorded $Nil for the cost of royalty and license revenue in the three-month period ended June 30, 2018 compared with $89 in the same period of 2017. We recorded $Nil for the cost of royalty and license revenue in the six-month period ended June 30, 2018 compared with $181 in the same period of 2017. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner. Following the monetization of Forfivo XL®’s royalties, we are required to record 10% of the deferred revenues from the monetization as cost of royalty and license revenue until December 31, 2017 which represented $Nil for the first half of 2018.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended June 30, 2018 amounted to $857, representing an increase of $203 or 31%, compared to $654 for the three-month period ended June 30, 2017. R&D expenses for the six-month period ended June 30, 2018 amounted to $1,654, representing an increase of $356 or 27%, compared to $1,298 for the six-month period ended June 30, 2017.

The increase in R&D expenses for the three-month period ended June 30, 2018 is mainly attributable to an increase in study costs of $207, an increase in R&D salaries due to hiring of additional employees of $117 as well as an increase in analytical costs of $97, offset by a decrease in lab supplies of $165. The increase in R&D expenses for the six-month period ended June 30, 2018 is mainly attributable to an increase in study costs of $364, an increase in R&D salaries due to hiring of additional employees of $228 as well as an increase in analytical costs of $135, offset by a decrease in lab supplies of $214.

In the three-month period ended June 30, 2018 we recorded estimated Research and Development Tax Credits and refunds of $78, compared with $30 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2018 we recorded estimated Research and Development Tax Credits and refunds of $157, compared with $60 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended June 30, 2018 amounted to $1,322, representing an increase of $496 or 60%, compared to $826 for the three-month period ended June 30, 2017. SG&A expenses for the six-month period ended June 30, 2018 amounted to $2,602 representing an increase of $872 or 50%, compared to $1,730 for the six-month period ended June 30, 2017.

The increase in SG&A expenses for the three-month period ended June 30, 2018 is mainly attributable to an increase in salaries and compensation expenses of $338, rent and utilities expenses of $56, manufacturing expense of $73 and general office expenses of $28. The increase in SG&A expenses for the six-month period ended June 30, 2018 is mainly attributable to an increase in salaries and compensation expenses of $325, professional fees of $312, manufacturing expense of $114, rent and utilities expenses of $92 and office and general expenses of $87. The increase in professional fees were mainly related to costs attributable to the aborted capital raise as well as the Laboval acquisition which is currently on hold. These expenses are deemed to be non-recurring in nature.

Depreciation of tangible assets

In the three-month period ended June 30, 2018 we recorded an expense of $179 for the depreciation of tangible assets, compared with an expense of $170 for the same period of the previous year. In the six-month period ended June 30, 2018 we recorded an expense of $362 for the depreciation of tangible assets, compared with an expense of $340 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2018 amounted to $73 compared to $53 for the three-month period ended June 30, 2017. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2018 amounted to $123 compared to $223 for the six-month period ended June 30, 2017.

We expensed approximately $68 in the three-month period ended June 30, 2018 for options granted to our employees in 2016, 2017 and 2018 under the 2016 Stock Option Plan, approximately $3 for options granted to non-employee directors in 2016 and 2017, and approximately $2 for options granted to a consultant in 2016, compared with $47, $5, and $1, respectively that was expensed in the same period of the previous year.

We expensed approximately $113 in the six-month period ended June 30, 2018 for options granted to our employees in 2016, 2017 and 2018 under the 2016 Stock Option Plan, approximately $6 for options granted to non-employee directors in 2016 and 2017, and approximately $4 for options granted to a consultant in 2016, compared with $96, $124, and $3, respectively that was expensed in the same period of the previous year.

There remains approximately $550 in stock-based compensation to be expensed in fiscal 2018 and 2019, of which $549 relates to the issuance of options to our employees and directors during 2016 to 2018 and $1 relates to the issuance of options to a consultant in 2016. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	June 30,	December	Increase/	Increase/
	2018	31, 2017	(Decrease)	(Decrease)
Current Assets	$5,209	$6,044	$(835)	(14%	)
Leasehold improvements and Equipment, net	6,149	6,346	(197)	(3%	)
Security Deposits	733	757	(24)	(3%	)
Current Liabilities	2,736	2,077	659	32%
Deferred lease obligation	50	50	0	0%
Long-term debt	1,539	1,992	(453)	(23%	)
Convertible debentures	5,094	5,199	(105)	(2%	)
Convertible notes	997	-	997	100%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	27,872	25,253	2,619	10%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of June 30, 2018, the Company had cash and short-term investments totaling approximately $3,683. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.
•	Raise funding through debt financing.
•	Continue to seek partners to advance product pipeline.
•	Initiate oral film manufacturing activities.
•	Initiate contract oral film manufacturing activities.

As of June 30, 2018, there are also 3,120,902 warrants outstanding at an exercise price of $0.5646 which expire on December 15, 2018.

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

Current assets

Current assets totaled $5,209 as at June 30, 2018 compared with $6,044 at December 31, 2017. The decrease of $835 is mainly attributable to decreases in short-term investments of $1,951 and accounts receivable of $138, offset by increases in cash of $730, prepaids of $387 and investment tax credits receivable of $137.

Cash

Cash totaled $2,321 as at June 30, 2018 representing an increase of $730 compared with the balance of $1,591 as at December 31, 2017. The increase in cash on hand relates to net cash used by operating activities of $3,715, offset by net cash provided by financing activities of $3,099 and net cash provided by investing activities of $1,454.

Accounts receivable

Accounts receivable totaled $485 as at June 30, 2018 representing a decrease of $138 compared with the balance of $623 as at December 31, 2017. The main reason for the decrease is related to the collection in 2018 of revenues accounted for as at December 31, 2017.

Prepaid expenses

As at June 30, 2018 prepaid expenses totaled $590 compared with $203 as of December 31, 2017. The increase in prepaid expenses is attributable to a payment of CAD$275 with respect to the Laboval acquisition (from which CAD$200 is refundable if the acquisition does not take place), and an advance payment for R&D materials in the amount of $250.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $451 as at June 30, 2018 compared with $314 as at December 31, 2017. The increase is attributable to the accrual estimated and recorded for the first half of 2018.

Leasehold improvements and equipment

As at June 30, 2018, the net book value of leasehold improvements and equipment amounted to $6,149, compared to $6,346 at December 31, 2017. In the six-month period ended June 30, 2018 additions to assets totaled $454 and mainly comprised of $444 for manufacturing equipment, $5 for office equipment and $5 for computer equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2018. Security deposits in the amount of CAD$650 for the term loans and CAD$15 for utilities were also recorded as at June 30, 2018.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,000 as at June 30, 2018 compared with $1,305 as at December 31, 2017. The increase is mainly attributable to the convertible debenture interest accrual in the amount of $231, the accrual for DSUs to independent board of Director members in the amount of $224 and payables related to R&D expenses incurred in the six-month period ended June 30, 2018.

Long-term debt

Long-term debt totaled $2,275 as at June 30, 2018 (December 31, 2017 - $2,764). An amount of $1,845 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $430 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Convertible debentures

Convertible debentures totaled $5,094 as at June 30, 2018 as compared to $5,199 as at December 31, 2017. The Corporation issued a total aggregate principal amount of CAD$7,600,000 of debentures at a price of CAD$1,000 per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the six-month period ended June 30, 2018 amounts to CAD$185,000 ($Nil in 2017). The interest on the convertible debentures as at June 30, 2018 amounts to CAD$304,000 ($Nil in 2017) and is recorded in Financing and interest expense and accrued liabilities. In July 2018, the accrued interest was paid in shares.

Convertible notes

Convertible notes totaled $997 as at June 30, 2018 as compared to $Nil as at December 31, 2017. The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the period ended June 30, 2018 amounts to $22. The interest in the convertible notes as at June 30, 2018 amounts to $14 ($Nil in 2017) and is recorded in Financing and interest expense.

Shareholders’ equity

As at June 30, 2018 we had accumulated a deficit of $25,453 compared with an accumulated deficit of $20,788 as at December 31, 2017. Total assets amounted to $12,091 and shareholders’ equity totaled $1,675 as at June 30, 2018, compared with total assets and shareholders’ equity of $13,147 and $3,829 respectively, as at December 31, 2017.

Capital stock

As at June 30, 2018 capital stock amounted to $0.705 (December 31, 2017: $0.670) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $27,872 as at June 30, 2018, as compared to $25,253 as at December 31, 2017. Additional paid in capital increased by $2,619 from which $1,460 was the value of the common stock issued in the May 2018 private placement offering, $549 came from proceeds from exercise of warrants and stock options, $437 was the value of the warrants issued in the May 2018 private placement, $123 from stock based compensation attributable to the amortization of stock options granted to employees and directors, and $50 was the value attributed to the Agents’ warrants in the May 2018 private placement transaction.

As of June 30, 2018, there are also 3,120,902 warrants outstanding at an exercise price of $0.5646 which expire on December 15, 2018.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
	June 30,	June 30,	Increase/	Increase/
	2018	2017	(Decrease)	(Decrease)

Operating Activities	$(3,701)	$(1,963)	$(1,738)	(89%	)
Financing Activities	3,099	662	2,437	368%
Investing Activities	1,454	1,870	(416)	(22%	)
Cash - end of period	2,321	1,175	1,146	98%

Statement of cash flows

Net cash used in operating activities was $3,701 for the six-month period ended June 30, 2018, compared to $1,963 for the six-month period ended June 30, 2017. For the six-month period ended June 30, 2018, net cash used by operating activities consisted of a net loss of $4,665 (2017: $1,178) before depreciation, accretion expense, stock-based compensation, DSU expense and interest payable by issuance of common shares in the amount of $1,122 (2017: $563) and a decrease in non-cash operating elements of working capital of $158 (2017: $1,348).

The net cash provided by financing activities was $3,099 for the six-month period ended June 30, 2018, compared to $662 provided in the same period of the previous year. An amount of $3,004 derives from the proceeds of a private placement (2017: $nil) and an amount of $549 derives from proceeds from exercise of warrants and stock options (2017: $1,016) offset by repayment of term loans for an amount of $372 (2017: $354) and the transaction costs related to the private placement of $82 (2017: $nil).

Net cash provided by investing activities amounted to $1,454 for the six-month period ended June 30, 2018 compared to $1,870 in the same period of 2017. The net cash provided by investing activities for the six-month period ended June 30, 2018 relates to the redemption of short term investments of $1,908 (2017: $2,325), offset by the purchase of fixed assets of $454 (2017: $455).

The balance of cash as at June 30, 2018 amounted to $2,321, compared to $1,175 as at June 30, 2017.

Subsequent Event

On July 3, 2018, the Company granted 100,000 options to purchase common stock to a consultant. The stock options are exercisable at $0.78 per share and vest over 2 years at 25% every six months.

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

INTELGENX TECHNOLOGIES CORP.

Date: August 9, 2018	By:	/s/	Horst G. Zerbe
Horst G. Zerbe
President, C.E.O. and Director

Date: August 9, 2018	By:	/s/	Andre Godin
Andre Godin
Principal Accounting Officer