Form 10-Q
period 2018-09-30
IntelGenx Technologies Corp.
filed 2018-11-08
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes  [X]  No [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

APPLICABLE TO CORPORATE ISSUERS:

92,048,903 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of November 7, 2018.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current
Cash	$1,668	$1,591
Short-term investments	552	3,313
Accounts receivable	592	623
Prepaid expenses	714	203
Investment tax credits receivable	536	314

Total current assets	4,062	6,044

Leasehold improvements and equipment, net (note 5)	6,240	6,346

Security deposits	745	757

Total assets	$11,047	$13,147

Liabilities

Current

Accounts payable and accrued liabilities	2,124	1,305
Current portion of long-term debt (note 7)	749	772

Total current liabilities	2,873	2,077

Deferred lease obligations	51	50

Long-term debt (note 7)	1,384	1,992

Convertible debentures (note 8)	5,257	5,199

Convertible notes (note 9)	1,034	-

Total liabilities	10,599	9,318

Subsequent event (note 15)

Shareholders' equity

Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 73,100,075 shares issued and outstanding (2017: 67,031,467 common shares) (note 10)	1	1

Additional paid-in capital (note 11)	29,571	25,253

Accumulated deficit	(28,397)	(20,788)

Accumulated other comprehensive loss	(727)	(637)

Total Shareholders’ Equity	448	3,829

	$11,047	$13,147

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director
/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended September 30, 2018
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2017	67,031,467	$1	$25,253	$(20,788)	$(637)	$3,829

Other comprehensive loss	-	-	-	-	(90)	(90)

Common stock issued, net of transaction costs of $167 (note 9)	2,540,800	-	1,460	-	-	1,460

Warrants issued, net of transaction costs of $50 (note 9)	-	-	437	-	-	437

Agents’ warrants issued (note 9)	-	-	50	-	-	50

Interest paid by issuance of common shares (note 8)	307,069	-	231	-	-	231

Warrants exercised (note 11)	3,160,739	-	1,796	-	-	1,796

Options exercised (note 11)	60,000	-	33	-	-	33

Stock-based compensation (note 11)	-	-	311	-	-	311

Net loss for the period	-	-	-	(7,609)	-	(7,609)

Balance – September 30, 2018	73,100,075	$1	$29,571	$(28,397)	$(727)	$448

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Income (Loss)
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenues

License and other revenue (note 12)	$700	$1,254	$1,173	$3,733

Total revenues	700	1,254	1,173	3,733

Expenses

Cost of royalty and license revenue	-	97	-	278
Research and development expense	1,452	578	3,106	1,876
Selling, general and administrative expense	1,713	963	4,315	2,693
Depreciation of tangible assets	178	185	540	525

Total expenses	3,343	1,823	7,961	5,372

Operating loss	(2,643)	(569)	(6,788)	(1,639)

Interest income	-	5	-	8

Net financing and interest expense	(301)	(218)	(821)	(329)

Net loss	(2,944)	(782)	(7,609)	(1,960)

Other comprehensive (loss) income

Foreign currency translation adjustment	6	196	(101)	356

Change in fair value	12	-	11	-

Comprehensive loss	$(2,926)	$(586)	$(7,699)	$(1,604)

Basic and diluted weighted average number of shares outstanding	71,185,239	66,834,363	69,298,321	65,885,055

Basic and diluted loss per common share (note 14)	$(0.04)	$(0.01)	$(0.11)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Funds provided (used) -

Operating activities

Net loss	$(2,944)	$(782)	$(7,609)	$(1,960)
Depreciation	178	185	540	525
Stock-based compensation	188	44	311	267
Accretion expense	111	57	278	57
DSU expense	147	-	379	-
Interest paid by issuance of common shares	-	-	231	-
	(2,320)	(496)	(5,870)	(1,111)
Changes in non-cash items related to operations:
Accounts receivable	(107)	(103)	31	574
Prepaid expenses	(124)	168	(511)	330
Investment tax credits receivable	(85)	(41)	(222)	(8)
Security deposits	-	-	(11)	-
Accounts payable and accrued liabilities	203	770	442	325
Deferred revenue	-	(902)	-	(2,656)
Deferred lease obligations	1	2	1	5
Net change in non-cash items related to operations	(112)	(106)	(270)	(1,430)
Net cash used in operating activities	(2,432)	(602)	(6,140)	(2,541)

Financing activities
Repayment of term loans	(180)	(169)	(552)	(523)
Proceeds from exercise of warrants and stock options	1,280	166	1,829	1,182
Net proceeds from issuance of convertible debentures	-	4,978	-	4,978
Net proceeds from private placement	-	-	3,004	-
Transaction costs of private placement	-	-	(82)	-
Net cash provided by financing activities	1,100	4,975	4,199	5,637

Investing activities
Additions to leasehold improvements and equipment	(174)	(452)	(628)	(907)
Acquisition of short-term investments	(453)	(3,952)	(453)	(3,952)
Redemption of short-term investments	1,284	410	3,192	2,735
Net cash from (used in) investing activities	657	(3,994)	2,111	(2,124)

Decrease (increase) in cash	(675)	379	170	972

Effect of foreign exchange on cash	22	77	(93)	47

Cash

Beginning of period	2,321	1,175	1,591	612

End of period	$1,668	$1,631	$1,668	$1,631

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of September 30, 2018, the Company had cash and short-term investments totaling approximately $2,220. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont'd)

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.

•	Raise funding through debt financing.

•	Continue to seek partners to advance product pipeline.

•	Initiate oral film manufacturing activities.

•	Initiate contract oral film manufacturing activities.

Subsequent to the end of the quarter, in October 2018, the Company raised gross proceeds of approximately $12.6 million through the Offering and its over-allotment option.

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying consolidated interim financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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
September 30, 2018
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
September 30, 2018
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

3.

Entities would make the assessment of the realizability of a deferred tax asset (“DTA”) related to an available- for-sale (AFS) debt security in combination with the entity’s other DTAs. The guidance would eliminate one method that is currently acceptable for assessing the realizability of DTAs related to AFS debt securities. That is, an entity would no longer be able to consider its intent and ability to hold debt securities with unrealized losses until recovery.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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
September 30, 2018
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
September 30, 2018
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

Recent Accounting Pronouncements

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

The FASB issued ASU 2018-13 which modifies the disclosure requirements in Topic 820 as follows:

Removals

-The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

-The policy for timing of transfers between levels;

-The valuation processes for Level 3 fair value measurements; and

-For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

-In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

-For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

-The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

Additions

-The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

- The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

These amendments are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2018-11 – Leases (Topic 842): Targeted Improvements

The FASB issued ASU 2018-11 which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met: If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.

These amendments are effective for a public business entity upon adoption of Topic 842. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2018-10 – Codification Improvements to Topic 842, Leases

The FASB issued ASU 2018-10 which amends the narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. These amendments are effective for a public business entity upon adoption of Topic 842. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
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

ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features

The FASB issued ASU 2017-11 which requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. These amendments are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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
September 30, 2018
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

5.	Leasehold Improvements and Equipment

			September 30,	December 31,
			2018	2017
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$3,812	$548	$3,264	$2,953
Laboratory and office equipment	1,342	713	629	759
Computer equipment	107	66	41	44
Leasehold improvements	3,180	874	2,306	2,590

	$8,441	$2,201	$6,240	$6,346

From the balance of manufacturing equipment, an amount of $1,302 thousand (2017: $822 thousand) represents assets which are not yet in service as at September 30, 2018

6.	Bank indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($193 thousand) and corporate credits cards of up to CAD$75 and $58 thousand, and foreign exchange contracts limited to CAD$425 thousand ($328 thousand). Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,283,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at September 30, 2018, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

7.	Long-term debt

The components of the Company’s debt are as follows:

	September 30, 2018	December 31, 2017
	$	$

Term loan facility	1,733	2,233
Secured loan	400	531
Total debt	2,133	2,764

Less: current portion	749	772

Total long-term debt	1,384	1,992

The Company’s term loan facility consists of a total of CAD$4 million ($3.09 million) bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($48 thousand). The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 6).

The secured loan has a principal balance authorized of CAD$1 million ($772 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($13 thousand) from January 2017 to March 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next four years are as follows:

2018	201 (CAD 260)
2019	730 (CAD 945)
2020	730 (CAD 945)
2021	472 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
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

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2018 amounts to CAD$282,000 ($219,000).

The components of the convertible debentures are as follows:

	September 30,	December 31,
	2018	2017

Face value of the convertible debentures	$5,871	$6,058
Transaction costs	(956)	(986)
Accretion	342	127
Convertible debentures	$5,257	$5,199

The interest on the convertible debentures for the nine-month period ended September 30, 2018 amounts to CAD$456 thousand ($354 thousand) and is recorded in financing and interest expense of which CAD$304 thousand ($231 thousand) was paid by issuance of 307,069 common shares on July 3, 2018. The interest on the convertible debentures amounted to CAD$133 thousand ($107 thousand) for the nine-month period ended September 30, 2017.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2018 amounts to $59,000.

The components of the convertible notes are as follows:

September 30,
2018

Attributed value of net proceeds to convertible notes	$975
Accretion	59
Convertible notes	$1,034

The interest on the convertible notes for the nine-month period ended September 30, 2018 amounts to $39 thousand and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

10.	Capital Stock

	September 30,	December 31,
	2018	2017
Authorized -

200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

73,100,075 (December 31, 2017 - 67,031,467) common shares	$1	$1

11.	Additional Paid-In Capital

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

On July 3, 2018, the Company granted 100,000 options to purchase common stock to a consultant. The stock options are exercisable at $0.78 per share and vest over a period of 2 years at a rate of 25% every six months and expire 3 years after the grant date. The stock options were accounted for at their fair value of approximately $27 thousand.

During the nine-month period ended September 30, 2018 a total of 60,000 stock options were exercised for 60,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $33 thousand, resulting in an increase in additional paid-in capital of $33 thousand.

During the nine-month period ended September 30, 2017, on January 18, 2017, 300,000 options to purchase common stock were granted to non-employee directors under the 2016 Stock Option Plan. The options have an exercise price of $0.89. The options vest immediately and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $143 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

11.	Additional Paid-In Capital (Cont’d)

On August 28, 2017, 359,818 options to purchase common stock were granted to employees under the 2016 Stock Option Plan. The options have an exercise price of $0.77. The options granted vest over a period of 2 years at the rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $150 thousand.

During the nine-month period ended September 30, 2017 a total of 135,000 stock options were exercised for 135,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand.

Compensation expenses for stock-based compensation of $311 thousand and $267 thousand were recorded during the nine-month periods ended September 30, 2018 and 2017, respectively. An amount of $302 thousand expensed in the nine-month period ended September 30, 2018 relates to stock options granted to employees and directors and an amount of $9 thousand relates to stock options granted to consultants. An amount of $262 thousand expensed in the nine-month period ended September 30, 2017 relates to stock options granted to employees and directors and an amount of $5 thousand relates to stock options granted to a consultant. As at September 30, 2018, the Company has $555 thousand (2017 - $243 thousand) of unrecognized stock-based compensation.

Warrants

During the nine-month period ended September 30, 2018 a total of 3,160,739 warrants were exercised for 3,160,739 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,796 thousand, resulting in an increase in additional paid-in capital of approximately $1,796 thousand. During the nine-month period ended September 30, 2017 a total of 1,984,447 warrants were exercised for 1,984,447 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,120 thousand, resulting in an increase in additional paid-in capital of approximately $1,120 thousand.

Deferred Share Units (“DSUs”)

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non-employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units (“DSUs”) to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. On May 16, 2018, 287,355 DSUs have been granted under the DSU Plan as of the date of this filing, accordingly, an amount of $379 thousand has been recognized in management salaries.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

11.	Additional Paid-In Capital (Cont’d)

Performance and Restricted Share Units (“PRSUs”)

At the Annual Meeting on May 8, 2018, the shareholders approved the IntelGenx Technologies Corp. Performance and Restricted Share Unit Plan (PRSU Plan) which the Board of Directors had approved on March 19, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers of the Company and its Subsidiaries and to reward such executive officers for their contributions toward the long-term goals and success of the Company and to enable and encourage such executive officers to acquire shares of Common Stock as long-term investments and proprietary interests in the Company. No rewards have been issued under the PRSU Plan as of September 30, 2018.

12.	Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	September 30, 2018	September 30, 2017

Research and development agreements	$1,173	$519
Licensing agreements	-	413
Deferred revenue (sale of future royalties)	-	2,801
	$1,173	$3,733

The following table presents our revenues disaggregated by timing of recognition:

	September 30, 2018	September 30, 2017

Product and services transferred at point in time	$-	$413
Products and services transferred over time	1,173	3,320
	$1,173	$3,733

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

12.	Revenues (Cont’d)

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	September 30, 2018	September 30, 2017

Europe	$1,088	519

Canada	85	383

U.S.	-	2,801

Other foreign countries	-	30
	$1,173	$3,733

Remaining performance obligations

As at September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $71 representing research and development agreements, the majority of which is expected to be recognized in the next three months. The Company is also eligible to receive up to $4,704 in research and development milestone payments; up to $28,751 in commercial sales milestone payments. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

The Company applies the transition practical expedient in paragraph 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for the year ended December 31, 2018.

13.	Related Party Transactions

Included in management salaries for the nine-month period September 30, 2018 are $39 thousand (2017 - $3) for options granted to the Chief Executive Officer, $36 thousand (2017 - $34 thousand) for options granted to the Chief Financial Officer, $Nil (2017 - $3 thousand) for options granted to the former Vice President, Operations, $17 thousand (2017 - $5 thousand) for options granted to the Vice-President, Research and Development, $48 thousand (2017 – $26 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan and $36 thousand (2017 - $128 thousand) for options granted to non-employee directors.

Also included in management salaries for the nine-month period ended September 30, 2018 are director fees of $182 thousand (2017 - $136 thousand) and DSU of $379 thousand.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2018
(Expressed in U.S. Funds)
(Unaudited)

14.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible debenture and notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15.	Subsequent Events

On October 22, 2018, the Company closed its offering (the “Offering”) of 17,144,314 units (the “Units”) at a price of $0.70 (the “Offering Price”) for gross proceeds of approximately $12,000,000 in the United States and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. On October 26, 2018, the Company announced that Echelon Wealth Partners Inc., who acted as the Company’s exclusive placement agent in Canada in connection with the Offering, exercised its option to place a further 903,610 Units pursuant to its over-allotment option, resulting in additional gross proceeds to the Company of $632,527.

Each Unit consists of one share of common stock (the “Offered Shares”) and one half of one warrant (a “Warrant”), each whole Warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance.

Subsequent to the end of the quarter, a total of 883,867 warrants were exercised for 883,867 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $499 thousand.

Subsequent to the end of the quarter, CAD$23,000 of convertible debentures were converted into 17,036 common shares at the option of the holders.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) comments on our business operations, performance, financial position and other matters for the three-month and nine-month periods ended September 30, 2018 and 2017.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, “IntelGenx, “Company”, “we”, “us”, and “our” refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2017. In preparing this MD&A, we have taken into account information available to us up to November 8, 2018, the date of this MD&A, unless otherwise indicated.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2017 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners as well as obtaining the necessary funding. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at September 30, 2018 an amount of Euro988 thousand has been paid.

Most recent key developments

On July 3, 2018, IntelGenx issued 307,069 common shares of the Corporation at a deemed price of CAD$0.99 per Common Share in payment of an aggregate of CAD$304,000 in interest owing on the Corporation’s 8.00% convertible unsecured subordinated debentures due September 30, 2020. Under the terms of the trust indenture governing the Debentures, the Corporation has the option to pay the semi-annual interest on the Debentures in either cash or Common Shares, subject to customary conditions set forth in the Indenture.

On July 05, 2018, IntelGenx announced that the Canadian Intellectual Property Office issued a Notice of Allowance (“NOA”) for the Company’s Canadian Patent Application Number 2,998,223 entitled “Loxapine Film Oral Dosage Form”, covering the use of loxapine in an oral transmucosal film for the treatment of schizophrenia or bipolar 1 disorder. This is the Company’s first patent allowed in Canada and the Company’s first Canadian patent for its VersaFilm™ technology. Upon issuance, the patent will grant exclusivity protection in Canada for IntelGenx’s Loxapine VersaFilm™ product for the treatment of schizophrenia or bipolar 1 disorder through 2037. This is also the Company’s first patent application to receive NOA in relation to its Loxapine VersaFilm™ project.

On September 20, 2018, IntelGenx announced that it had executed a non-binding letter of intent with Tilray, Inc. (NASDAQ:TLRY), a global leader in cannabis research, cultivation, production and distribution, to co-develop and commercialize oral film products infused with recreational and medical cannabis, in anticipation of amended cannabis regulations which would allow adult-use consumers to purchase edible products.

Pursuant to the LOI, subject to entering into a definitive agreement and the satisfaction of customary closing conditions, IntelGenx and Tilray will fund 20% and 80% of the costs associated with the development of the cannabis-infused VersaFilm™ products, respectively. IntelGenx will have rights to manufacture and supply the co-developed products to Tilray, and will also receive a fixed single-digit royalty on net product sales. Tilray will have the exclusive, worldwide marketing and distribution rights for the co-developed products.

The LOI also contemplates that, at the time of entering into the definitive agreement, Tilray® will make a strategic investment in IntelGenx by way of a non-brokered private placement. Tilray® will purchase 1,250,000 common shares of IntelGenx at a price of $0.80 per share, which is equal to the five-day volume weighted average closing price of IntelGenx’ common stock on the OTCQX for the period ended September 18, 2018. IntelGenx intends to use the proceeds from the Private Placement for cannabis-infused VersaFilm™ product development in connection with the LOI. The Private Placement will be subject to the approval of the TSX Venture Exchange.

Subsequent to the end of the quarter on November 7, 2018, IntelGenx announced the execution of a definitive license, development and supply agreement (the “Agreement”) with Tilray®. In connection with the Agreement, the parties have also executed a subscription agreement pursuant to which Tilary® will make a strategic investment in IntelGenx by way of a non-brokered private placement (“Private Placement”). Pursuant to the Private Placement, Tilray® will purchase 1,428,571 common shares of IntelGenx at a price of $0.70 per share for gross proceeds to IntelGenx of $1 million. The price of $0.70 per share, rather than the $0.80 per share price which had been proposed in the non-binding LOI between the parties announced on September 20, 2018, represents the price per unit paid by investors under IntelGenx’s recent public offering. The Private Placement is expected to close on or about November 9, 2018, subject to approval by the TSX Venture Exchange and satisfaction of customary closing conditions.

On September 24, 2018, IntelGenx announced successful results from a bioequivalence study for RIZAPORT®, its proprietary anti-migraine VersaFilm™ product. The study results demonstrated RIZAPORT® is bioequivalent to the U.S. reference, Maxalt®-MTL, and the European reference, Maxalt®-Lingua.

The bioequivalence study was a single-dose, randomized, open-label, three-way crossover, pivotal, comparative bioavailability study of RIZAPORT® 10 mg, Maxalt®-MLT 10 mg orally disintegrating tablets and Maxalt®-Lingua 10 mg oro-dispersible tablets in 30 healthy volunteers. The study was conducted under the direction of Biopharma Services in Toronto, ON.

The bioequivalence study is expected to support the submission of the additional information related to the transfer of manufacturing to IntelGenx’ GMP compliant site required by the U.S. Food and Drug Administration ("FDA") to allow for a full review of the Company’s 505(b)(2) New Drug Application ("NDA") resubmission for RIZAPORT®. The study will also be used to support applications to transfer the manufacturing of RIZAPORT® from the European contract manufacturer listed in the initial application to IntelGenx’ site. Additionally, it will be used to support applications in additional European countries.

On September 25, 2018, IntelGenx announced that patient recruitment had commenced for the Phase 2a study with Montelukast VersaFilm™ in patients with mild to moderate Alzheimer’s Disease (“AD”). Two research sites (the Centre for Memory and Aging in Toronto, ON and True North Clinical Research in Halifax, NS) were activated and had open for patient enrolment as of September 26, 2018.

This randomized, double-blind, placebo controlled Phase 2a proof of concept study will enroll approximately 70 subjects with mild to moderate AD across eight Canadian research sites. The primary study objectives will be to evaluate the safety, feasibility, tolerability, and efficacy of Montelukast buccal film following daily dosing for 26 weeks.

Subsequent to the end of the quarter, on October 22, 2018, the Company announced the closing of its offering (the “Offering”) of 17,144,314 units (the “Units”) at a price of US$0.70 (the “Offering Price”) for gross proceeds of approximately $12,000,000 in the United States and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. On October 26, 2018, the Company announced that Echelon Wealth Partners Inc., who acted as the Company’s exclusive placement agent in Canada in connection with the Offering, exercised its option to place a further 903,610 Units pursuant to its over-allotment option, resulting in additional gross proceeds to the Company of $632,527.Each Unit consists of one share of common stock of the Company and one half of one warrant, each whole Warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance.

Subsequent to the end of the quarter, a total of 883,867 warrants were exercised for 883,867 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $499 thousand. Subsequent to the end of the quarter, CAD$23,000 of convertible debentures were converted into 17,036 common shares at the option of the holders.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2018 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $727 primarily due to the fluctuations in the rates used to prepare our financial statements, $101 of which negatively impacted our comprehensive loss for the nine-month period ended September 30, 2018. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
	2018	2017	2018	2017
	$	$	$	$
Comprehensive loss	(2,926)	(586)	(7,699)	1,604)
Add (deduct):
Depreciation	178	185	540	525
Finance costs	301	218	821	329
Finance income	-	(5)	-	(8)
Share-based compensation	188	44	311	267
Other comprehensive loss (income)	(18)	(196)	90	(356)
Adjusted EBITDA	(2,277)	(340)	(5,937)	(847)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $1,937 for the three-month period ended September 30, 2018 to ($2,277) compared to ($340) for the three-month period ended September 30, 2017. The decrease in Adjusted EBITDA of $1,937 for the three-month period ended September 30, 2018 is mainly attributable to a decrease in revenues of $554, an increase in SG&A expenses of $624 before consideration of stock-based compensation and an increase in R&D expenses of $856 before consideration of stock-based compensation. Adjusted EBITDA decreased by $5,090 for the nine-month period ended September 30, 2018 to ($5,937) compared to ($847) for the nine-month period ended September 30, 2018. The decrease in Adjusted EBITDA of $5,090 for the nine-month period ended September 30, 2018 is mainly attributable to a decrease in revenues of $2,560, an increase in SG&A expenses of $1,599 before consideration of stock-based compensation and an increase in R&D expenses of $1,209 before consideration of stock-based compensation.

Results of operations for the three-month and nine-month periods ended September 30, 2018 compared with the three-month and nine-month periods ended September 30, 2017.

	Three-month period		Nine-month period ended
	ended September 30,		September 30,
	2018	2017	2018	2017
Revenue	$700	$1,254	$1,173	3,733

Cost of Royalty and License Revenue	-	97	-	278

Research and Development Expenses	1,452	578	3,106	1,876

Selling, General and Administrative Expenses	1,713	963	4,315	2,693

Depreciation of tangible assets	178	185	540	525

Operating loss	(2,643)	(569)	(6,788)	(1,639)

Net loss	(2,944)	(782)	(7,609)	(1,960)

Comprehensive loss	(2,926)	(586)	(7,699)	(1,604)

Revenue

Total revenues for the three-month period ended September 30, 2018 amounted to $700, representing a decrease of $554 or 44% compared to $1,254 for the three-month period ended September 30, 2017. Total revenues for the nine-month period ended September 30, 2018 amounted to $1,173, representing a decrease of $2,560 or 69% compared to $3,733 for the nine-month period ended September 30, 2017. The decrease for the three-month period ended September 30, 2018 compared to the last year’s corresponding period is mainly attributable to a decrease in deferred revenues on monetization of $972 offset by an increase in R&D revenues of $418. The decrease for the nine-month period ended September 30, 2018 compared to the last year’s corresponding period is mainly attributable to a decrease in upfronts of $413, deferred revenues on monetization of $2,801 offset by an increase in R&D revenues of $654.

Cost of royalty and license revenue

We recorded $Nil for the cost of royalty and license revenue in the three-month period ended September 30, 2018 compared with $97 in the same period of 2017. We recorded $Nil for the cost of royalty and license revenue in the nine-month period ended September 30, 2018 compared with $278 in the same period of 2017. This expense relates to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL®. We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner. Following the monetization of Forfivo XL®’s royalties, we are required to record 10% of the deferred revenues from the monetization as cost of royalty and license revenue until December 31, 2017 which represented $Nil for the nine-month period ended September 30, 2018.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended September 30, 2018 amounted to $1,452, representing an increase of $874 or 151%, compared to $578 for the three-month period ended September 30, 2017. R&D expenses for the nine-month period ended September 30, 2018 amounted to $3,106, representing an increase of $1,230 or 66%, compared to $1,876 for the nine-month period ended September 30, 2017.

The increase in R&D expenses for the three-month period ended September 30, 2018 is mainly attributable to an increase in study costs of $565, an increase in analytical costs of $220, an increase in lab supplies of $125, as well as an increase in patent expenses of $40, offset by an increase in tax credits of $47. The increase in R&D expenses for the nine-month period ended September 30, 2018 is mainly attributable to an increase in study costs of $919, an increase in R&D salaries due to hiring of additional employees of $231 as well as an increase in analytical costs of $351, offset by an increase in tax credits of $141 and a decrease in lab supplies of $138.

In the three-month period ended September 30, 2018 we recorded estimated Research and Development Tax Credits of $78, compared with $31 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2018 we recorded estimated Research and Development Tax Credits of $233, compared with $92 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended September 30, 2018 amounted to $1,713, representing an increase of $750 or 78%, compared to $963 for the three-month period ended September 30, 2017. SG&A expenses for the nine-month period ended September 30, 2018 amounted to $4,315 representing an increase of $1,622 or 60%, compared to $2,693 for the nine-month period ended September 30, 2017.

The increase in SG&A expenses for the three-month period ended September 30, 2018 is mainly attributable to increases in manufacturing expense of $309, salaries and compensation expenses of $275, office and general expenses of $112, professional fees of $57 and rent and utilities expenses of $37. The increase in SG&A expenses for the nine-month period ended September 30, 2018 is mainly attributable to increases in salaries and compensation expenses of $570, manufacturing expense of $418, professional fees of $361, office and general expenses of $195 and rent and utilities expenses of $125. The increase in professional fees were mainly related to costs attributable to the aborted capital raise as well as the Laboval acquisition which is currently on hold. These expenses are deemed to be non-recurring in nature.

Depreciation of tangible assets

In the three-month period ended September 30, 2018 we recorded an expense of $178 for the depreciation of tangible assets, compared with an expense of $185 for the same period of the previous year. In the nine-month period ended September 30, 2018 we recorded an expense of $540 for the depreciation of tangible assets, compared with an expense of $525 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2018 amounted to $188 compared to $44 for the three-month period ended September 30, 2017. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2018 amounted to $311 compared to $267 for the nine-month period ended September 30, 2017.

We expensed approximately $153 in the three-month period ended September 30, 2018 for options granted to our employees in 2016, 2017 and 2018 under the 2016 Stock Option Plan, approximately $30 for options granted to non-employee directors in 2016 and 2017, and approximately $5 for options granted to consultants in 2016 and 2018, compared with $38, $4, and $2, respectively that was expensed in the same period of the previous year.

We expensed approximately $266 in the nine-month period ended September 30, 2018 for options granted to our employees in 2016, 2017 and 2018 under the 2016 Stock Option Plan, approximately $36 for options granted to non-employee directors in 2016 and 2017, and approximately $9 for options granted to consultants in 2016 and 2018, compared with $134, $128, and $5, respectively that was expensed in the same period of the previous year.

There remains approximately $555 in stock-based compensation to be expensed in fiscal 2018 and 2019, of which $532 relates to the issuance of options to our employees and directors during 2016 to 2018 and $23 relates to the issuance of options to a consultant in 2018. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	September	December	Increase/	Increase/
	30, 2018	31, 2017	(Decrease)	(Decrease)

Current Assets	$4,062	$6,044	$(1,982)	(33%	)

Leasehold improvements and Equipment, net	6,240	6,346	(106)	(2%	)

Security Deposits	745	757	(12)	(2%	)

Current Liabilities	2,873	2,077	796	38%
Deferred lease obligation	51	50	1	2%

Long-term debt	1,384	1,992	(608)	(31%	)

Convertible debentures	5,257	5,199	58	1%

Convertible notes	1,034	-	1,034	100%

Capital Stock	1	1	0	0%

Additional Paid-in- Capital	29,571	25,253	4,318	17%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of September 30, 2018, the Company had cash and short-term investments totaling approximately $2,220. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.
•	Raise funding through debt financing.
•	Continue to seek partners to advance product pipeline.
•	Initiate oral film manufacturing activities.
•	Initiate contract oral film manufacturing activities.

Subsequent to the end of the quarter, in October 2018, the Company raised gross proceeds of approximately $12.6 million through the Offering and its over-allotment option.
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

Current assets

Current assets totaled $4,062 as at September 30, 2018 compared with $6,044 at December 31, 2017. The decrease of $1,982 is mainly attributable to decreases in short-term investments of $2,761 and accounts receivable of $31, offset by increases in prepaids of $511, investment tax credits receivable of $222 and cash of $77.

Cash

Cash totaled $1,668 as at September 30, 2018 representing an increase of $77 compared with the balance of $1,591 as at December 31, 2017. The increase in cash on hand relates to net cash used by operating activities of $6,140, offset by net cash provided by financing activities of $4,199 and net cash provided by investing activities of $2,111.

Accounts receivable

Accounts receivable totaled $592 as at September 30, 2018 representing a decrease of $31 compared with the balance of $623 as at December 31, 2017. The main reason for the decrease is related to the collection in 2018 of revenues accounted for as at December 31, 2017.

Prepaid expenses

As at September 30, 2018 prepaid expenses totaled $714 compared with $203 as of December 31, 2017.

The increase in prepaid expenses is attributable to a payment of CAD$275 with respect to the Laboval acquisition (from which CAD$200 is refundable if the acquisition does not take place), and an advance payment for R&D materials in the amount of $321.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $536 as at September 30, 2018 compared with $314 as at December 31, 2017. The increase is attributable to the accrual estimated and recorded for the first nine months of 2018.

Leasehold improvements and equipment

As at September 30, 2018, the net book value of leasehold improvements and equipment amounted to $6,240, compared to $6,346 at December 31, 2017. In the nine-month period ended September 30, 2018 additions to assets totaled $628 and mainly comprised of $588 for manufacturing equipment, $27 for leasehold improvements, $8 for computer equipment and $5 for office equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2018. Security deposits in the amount of CAD$650 for the term loans and CAD$15 for utilities were also recorded as at September 30, 2018.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,124 as at September 30, 2018 compared with $1,305 as at December 31, 2017. The increase is mainly attributable to the accrual for DSUs to independent board of Director members in the amount of $377, the convertible debenture interest accrual in the amount of $117 and payables related to R&D expenses incurred in the nine-month period ended September 30, 2018.

Long-term debt

Long-term debt totaled $2,133 as at September 30, 2018 (December 31, 2017 - $2,764). An amount of $1,733 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.
An amount of $400 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2017 to December 2021.

Convertible debentures

Convertible debentures totaled $5,257 as at September 30, 2018 as compared to $5,199 as at December 31, 2017. The Corporation issued a total aggregate principal amount of CAD$7,600,000 of debentures at a price of CAD$1,000 per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2018 amounts to CAD$282,000 (CAD$74,000 in 2017). The interest on the convertible debentures as at September 30, 2018 amounts to CAD$456,000 (CAD$107,000 in 2017) and is recorded in Financing and interest expense of which CAD$304,000 was paid by issuance of 307,069 common shares on July 3, 2018.

Convertible notes

Convertible notes totaled $1,034 as at September 30, 2018 as compared to $Nil as at December 31, 2017. The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the period ended September 30, 2018 amounts to $59. The interest in the convertible notes as at September 30, 2018 amounts to $39 ($Nil in 2017) and is recorded in Financing and interest expense.

Shareholders’ equity

As at September 30, 2018 we had accumulated a deficit of $28,397 compared with an accumulated deficit of $20,788 as at December 31, 2017. Total assets amounted to $11,047 and shareholders’ equity totaled $448 as at September 30, 2018, compared with total assets and shareholders’ equity of $13,147 and $3,829 respectively, as at December 31, 2017.

Capital stock

As at September 30, 2018 capital stock amounted to $0.731 (December 31, 2017: $0.670) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $29,571 as at September 30, 2018, as compared to $25,253 as at December 31, 2017. Additional paid in capital increased by $4,318 from which $1,460 was the value of the common stock issued in the May 2018 private placement offering, $1,829 came from proceeds from exercise of warrants and stock options, $437 was the value of the warrants issued in the May 2018 private placement, $311 from stock based compensation attributable to the amortization of stock options granted to employees and directors, $231 was the value of the interest paid by issuance of common shares and $50 was the value attributed to the Agents’ warrants in the May 2018 private placement transaction.

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
The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

				Percentage
	September	September	Increase/	Increase/
	30, 2018	30, 2017	(Decrease)	(Decrease)
Operating Activities	$(6,140)	$(2,541)	$(3,599)	(142%	)
Financing Activities	4,199	5,637	(1,438)	(26%	)
Investing Activities	2,111	(2,124)	4,235	200%
Cash - end of period	1,668	1,631	37	2%

Statement of cash flows

Net cash used in operating activities was $6,140 for the nine-month period ended September 30, 2018, compared to $2,541 for the nine-month period ended September 30, 2017. For the nine-month period ended September 30, 2018, net cash used by operating activities consisted of a net loss of $7,609 (2017: $1,960) before depreciation, accretion expense, stock-based compensation, DSU expense and interest payable by issuance of common shares in the amount of $1,739 (2017: $849) and a decrease in non-cash operating elements of working capital of $270 (2017: $1,430).

The net cash provided by financing activities was $4,199 for the nine-month period ended September 30, 2018, compared to $5,637 provided in the same period of the previous year. An amount of $3,004 derives from the proceeds of a private placement (2017: $nil) and an amount of $1,829 derives from proceeds from exercise of warrants and stock options (2017: $1,182) offset by repayment of term loans for an amount of $552 (2017: $523) and the transaction costs related to the private placement of $82 (2017: $nil).

Net cash provided by investing activities amounted to $2,111 for the nine-month period ended September 30, 2018 compared to ($2,124) in the same period of 2017. The net cash provided by investing activities for the nine-month period ended September 30, 2018 relates to the redemption of short-term investments of $3,192 (2017: $2,735), offset by the acquisition of short-term investments of $453 (2017: $3,952) and by the purchase of fixed assets of $628 (2017: $907).
The balance of cash as at September 30, 2018 amounted to $1,668, compared to $1,631 as at September 30, 2017.

Subsequent Events

On October 22, 2018, the Company closed its offering (the “Offering”) of 17,144,314 units (the “Units”) at a price of $0.70 (the “Offering Price”) for gross proceeds of approximately $12,000,000 in the United States and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec. On October 26, 2018, the Company announced that Echelon Wealth Partners Inc., who acted as the Company’s exclusive placement agent in Canada in connection with the Offering, exercised its option to place a further 903,610 Units pursuant to its over-allotment option, resulting in additional gross proceeds to the Company of $632,527.

Each Unit consists of one share of common stock (the “Offered Shares”) and one half of one warrant (a “Warrant”), each whole Warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance.
Subsequent to the end of the quarter, a total of 883,867 warrants were exercised for 883,867 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $499 thousand.

Subsequent to the end of the quarter, CAD$23,000 of convertible debentures were converted into 17,036 common shares at the option of the holders.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 8, 2018	By:	/s/	Horst G. Zerbe

Horst G. Zerbe
President, C.E.O. and
Director

Date: November 8, 2018	By:	/s/	Andre Godin

Andre Godin
Principal Accounting Officer

