Form 10-K
period 2018-12-31
IntelGenx Technologies Corp.
filed 2019-03-22
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

As of June 30, 2018, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $46,205,996 based on the closing price of the registrant’s common stock of U.S. $0.77, as reported on the OTCQX on that date. Shares of the registrant’s common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 22, 2019
Common Stock, $.00001 par value	93,527,474 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words “Company”, “IntelGenx”, “we”, “us”, and “our”, refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CA$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the average annual exchange rate for 2018 as reported by the Bank of Canada, being U.S. $1.00 = CA$1.2957.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words “anticipate”, “believe”, “continue”, “expect”, “estimate”, “intend”, “may”, “plan”, “will”, “shall” and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., “Risk Factors”, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock of the Company (the “Common Stock”), you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Managing our project pipeline is a key success factor for the Company. We have undertaken a strategy under which we will work with pharmaceutical companies in order to apply our oral film technology to pharmaceutical products for which patent protection is nearing expiration, a strategy which is often referred to as “lifecycle management”. Under §505(b)(2) of the Food, Drug, and Cosmetics Act, the FDA may grant market exclusivity for a term of up to three years following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination.

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

We have established a state-of-the-art manufacturing facility with the intent to manufacture all our VersaFilm™ products in-house as we believe that this:

1.	represents a profitable business opportunity;
2.	will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know- how and intellectual property; and
3.	allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

Technology Platforms

Our product development efforts are based upon three delivery platform technologies: (1) VersaFilm™, an Oral Film technology, (2) VersaTab™, a Multilayer Tablet technology, and (3) AdVersa®, a Mucoadhesive Tablet technology.

VersaFilm™ is a drug delivery platform technology that enables the development of oral thin films, improving product performance through:

  Rapid disintegration without the need for water;
  Quicker buccal or sublingual absorption;
  Potential for faster onset of action and increased bioavailability;
  Potential for reduced adverse effects by bypassing first-pass metabolism;
  Easy administration for patients who have problems swallowing tablets or capsules; pediatric and geriatric patients as well as patients who fear choking and/or are suffering from nausea (e.g., nausea resulting from chemotherapy, radiotherapy or any surgical treatment);
  Pleasant taste; and
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

Our VersaTab™ technology represents a new generation of controlled release layered tablets designed to modulate the release of active compounds. The technology is based on a multilayer tablet with an active core layer and erodible cover layers. The release of the active drug from the core matrix initially occurs in a first-order fashion. As the cover layers start to erode, their permeability for the active ingredient through the cover layers increases. Thus, the Multilayer Tablet can produce quasi-linear (zero-order) kinetics for releasing a chemical compound over a desired period of time. The erosion rate of the cover layers can be customized according to the physico-chemical properties of the active drug. In addition, our multilayer technology offers the opportunity to develop combination products in regulatory-compliant format. Combination products are made up of two or more active ingredients that are combined into a single dosage form.

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

Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology (“generic” products are essentially copies of products that have already received FDA approval). Of the thirteen projects currently in our product portfolio, ten utilize our VersaFilm™ technology, two utilize our VersaTab™ technology, and one utilizes our AdVersa® technology. Out of those thirteen projects, eight are actively progressing in research and development while the others have reached the regulatory or commercial stage.

Our most active projects:

INT0008/2008: We developed this oral film product based on our VersaFilm™ technology. In March 2013 we submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA for our novel oral thin-film formulation of Rizatriptan, the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product marketed by Merck & Co. The thin-film formulation of Rizatriptan was developed in accordance with a co-development and commercialization agreement with RedHill Biopharma Ltd. (“RedHill”). In the second quarter of 2012 we conducted a pivotal clinical study against Maxalt-MLT® . The study results indicate that the product is safe, and that the 90% confidence intervals of the three relevant parameters Cmax, AUC(0-t) and AUC(0-infinity) are well within the 80 – 125 acceptance range for bioequivalency.

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

In March 2014 we submitted our response to the FDA’s CRL and in April, 2014 the FDA requested additional CMC data. We also reported that the supplier of the active pharmaceutical ingredient (“API”) of the product has been issued with an “Import Alert” by the FDA. The Import Alert bans the import into the USA of all raw materials from the supplier’s manufacturing facility, which therefore prohibits the import of any products using these raw materials, and effectively prevents our VersaFilm™ product from being approved by the FDA. We identified a new source of API to manufacture new submission lots to support the re-submission of the NDA.

In October 2014 we submitted a Marketing Authorization Application (“MAA”) to the German Federal Institute for Drugs and Medical Devices (“BfArM”) seeking European marketing approval of our oral thin film formulation of Rizatriptan for acute migraines, under the brand name RIZAPORT®. The brand name RIZAPORT® was also conditionally approved by the FDA as part of the NDA review process in the U.S. The MAA was submitted under the European Decentralized Procedure (“DCP”) with Germany as the reference member state.

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

According to the definitive agreement, Grupo Juste (Exeltis) has obtained exclusive rights to register, promote and distribute RIZAPORT® in Spain. In exchange, we and Redhill Biopharma received upfront payments and are entitled to milestone payments, together with a share of the net sales of RIZAPORT®. The initial term of the definitive agreement shall be for ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term.

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

On October 31, 2017, we re-submitted the 505(b)(2)NDA in response to the CRL received in February, 2014 and the request from FDA for additional information received in April, 2014. The review of the submission by the FDA triggered an incomplete response letter. On December 1, 2017, the FDA notified the Company that additional data would be required before commencing the review of the application.

On December 5, 2017 we announced the termination of the Co-development and Commercialization agreement with Redhill, following which Redhill transferred all rights and obligations under the agreement to the Company.

On September 24, 2018 IntelGenx announced the successful completion of a clinical study comparing Rizaport®, oral soluble film, and Maxalt®, an orally disintegrating tablet. Following the study, on November 20, 2018, the FDA accepted the re-submitted 505(b) (2) NDA for review.

On October 31, 2018 IntelGenx announced that its commercialization partner for RIZAPORT® (10mg) in Spain, Grupo Juste, which is now part of Exeltis Healthcare, received national marketing authorization from the Spanish Agency of Medicines and Medical Devices for the product.Following the approval of the manufacturing site transfer of RIZAPORT® from the European contract manufacturer listed in the initial manufacturing site transfer application to IntelGenx’s GMP compliant facility in Montreal, Canada, IntelGenx’s marketing partner, Exeltis Healthcare, will be able to commercialize the product in Spain. The Company believes that recently reported results from a successful study, demonstrating that RIZAPORT® is bioequivalent to the European reference, Maxalt®-Lingua, will further support the site transfer application in Spain. Approval of the manufacturing site change by the Spanish authorities is currently expected for the second half of 2019.

On December 12, 2018 we announced the execution of a definitive licensing, development and supply agreement with Gensco® Pharma, a specialty pharmaceutical company focusing on research, development and marketing of prescription products, for the exclusive commercialization of RIZAPORT® in the United States. Under the Agreement, Gensco® Pharma has been granted the exclusive right to commercialize RIZAPORT® in the United States. In return, IntelGenx is entitled to receive royalty payments based on the net profits of RIZAPORT®. IntelGenx is also eligible to receive milestone payments upon FDA approval and product launch. The agreement also grants Gensco® Pharma exclusivity to develop, market, sell, distribute and fully commercialize products as an IntelGenx partner for the People’s Republic of China.

On January 30, 2019, we announced that the FDA had performed a Pre-Approval Inspection (“PAI”) of the company’s Health Canada-certified cGMP manufacturing facility in Montreal, relating to our NDA for RIZAPORT®, a VersaFilm™ oral soluble film for the treatment of acute migraines. At the conclusion of the PAI on January 25, the FDA issued a Form 483 with five inspectional observations. The FDA has assigned a Prescription Drug User Fee Act goal date of April 1, 2019, for completion of the review of the resubmitted NDA for RIZAPORT®. We do not expect the inspectional observations to impact the timeline for the FDA’s decision on the approval of RIZAPORT®.

INT0027/2011: We developed this oral film product based on our VersaFilm™ technology. In accordance with a co-development and commercialization agreement with Par Pharmaceutical Companies, Inc. (“Par”) (now an operating company of Endo International plc), we developed an oral film product based on our proprietary VersaFilm™ technology. The product is a generic formulation of buprenorphine and naloxone Sublingual Film, indicated for the treatment of opioid dependence. A bioequivalent film formulation was developed, scaled-up, and pivotal batches were manufactured and tested during a subsequent pivotal clinical study. An ANDA was filed with the FDA by Par in July 2013.

In August 2013 we were notified that, in response to the filing of the ANDA, we were named as a codefendant in a lawsuit pursuant to Paragraph IV of the Hatch Waxman act filed by Reckitt Benckiser Pharmaceuticals and Monosol RX in the U.S. District Court for the District of Delaware (the “Delaware Court”) alleging infringement of U.S. Patent Nos. 8,475,832, 8,603,514 and 8,017,150, each of which relate to Suboxone®. We believe the ANDA product does not infringe those or any other patents. In accordance with the terms of the co-development and commercialization agreement, Par was financially responsible for the costs of the defense. Paragraph IV litigation is a regular part of the ANDA process and did not have any impact on our development schedule. In June 2016, an opinion from the district court was obtained on the validity and infringement of the 3 orange book patents. The court ruled that the product is not infringing on two out of the three patents. Subsequently, appeals were filed by both parties.

In December 2014, Reckitt Benckiser Pharmaceuticals and Monosol RX filed a lawsuit for patent infringement in the Delaware Court relating to the Suboxone® ANDA product. We were named as a codefendant in this action alleging patent infringement United States Patent Nos. 8,900,497 (“the ’497 patent”) and 8,906,277 (“the ’277 patent”), each of which related to a process for making a uniform oral film (“the process patents”). The trial for the process patents was held in November 2016.

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

On September 6, 2017, we announced that the Delaware Court, in a decision rendered August 31, 2017, determined that the process used to manufacture IntelGenx’ and Par’s ’buprenorphine/naloxone sublingual film product for the treatment of opiate addiction does not infringe MonoSol Rx LLC (now Aquestive Therapeutics Inc.) “497 patent” and that on August 31, 2017, the Delaware Court rendered a decision in a separate case, which previously resulted in a finding infringement of the MonoSol Rx LLC (now known as Aquestive Therapeutics Inc.) the “514 patent”, denying IntelGenx’ and Par’s motion to reopen the case. The Delaware Court decisions were under appeal before the U.S. Court of Appeals for the Federal CircuitThere were several lawsuits for patent infringement in U.S. District Courts related to the Suboxone® ANDA product. These new ANDA lawsuits were based on patents submitted on the FDA Orange Book in 2017 and 2018. IntelGenx was not a party to any of these U.S. District Court instances related to the Suboxone® ANDA product.

On May 14, 2018, we announced that all patent litigation between the Company, Par Pharmaceutical, Inc.`, Indivior, Inc., Indivior UK Limited, and Aquestive Therapeutics, Inc. (formerly MonoSol Rx, LLC) related to Suboxone® film had been settled. The settlement agreement permits Par to begin selling a generic version of Suboxone® film on January 1, 2023 or earlier under certain circumstances.

INT0010/2006: This product is based on our proprietary AdVersa® technology and is currently in an advanced development stage. We initially entered into an agreement with Cynapsus Therapeutics Inc. (formerly Cannasat Therapeutics Inc., “Cynapsus”) for the development of a buccal muco-adhesive tablet product containing a cannabinoid-based drug for the treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy. In 2009, we completed a clinical biostudy on the muco-adhesive tablet we developed which is based on our proprietary AdVersa® technology. The study results indicated improved bioavailability and reduced first-pass metabolization of the drug. In the fourth quarter of 2010, we acquired from Cynapsus full control of, and interest in, this project going forward. We also obtained worldwide rights to U.S. Patent 7,592,328 and all corresponding foreign patents and patent applications to exclusively develop and further secure intellectual property protection for this project.

On April 5, 2017, we announced signing of a Definitive Agreement for the development and commercialization of a drug product containing the cannabinoid Dronabinol (the “Product”) for the management of anorexia and cancer chemotherapy-related pain. This definitive agreement followed the binding term sheet between the two companies that was announced on February 9, 2017.

Pursuant to the definitive agreement, Tetra has exclusive rights to sell the Product in North America, with a right of first negotiation for territories outside of the United States and Canada. Tetra made an upfront payment to IntelGenx, in addition to set future milestone and royalty payments, based on the completion of an efficacy study, approvals from the FDA and Health Canada, and the commercial launch of the Product. We are responsible for the research and development of the product, including optimization of the prototype, scale-up activities and preparation of a phase II proof of concept clinical study and are developing the product as an oral mucoadhesive tablet based on our proprietary AdVersa® controlled-release technology. Tetra is responsible for funding the product development, and will own and control all regulatory approvals, including the related applications, and any other marketing authorizations. Tetra will also be responsible for all aspects of commercializing the Product.

INT0036/2013: This oral film product is based on our proprietary oral film technology VersaFilm™ and is currently in the optimization development stage. Loxapine is indicated for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder. Loxapine oral film will utilize the company’s proprietary VersaFilm™ technology, allowing for an improved product to offer patients significant therapeutic benefits compared to existing medications. A fast acting Loxapine oral film dosage form that can be used to effectively treat acute agitation associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients while reducing the risk of pulmonary problems is needed as it could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation. Our first clinical study on this product, completed in Q4 2014, suggested improved bioavailability compared to the currently approved tablet. In late 2015 we completed a second pilot clinical study which demonstrated that buccal absorption of the drug from the Loxapine oral film results in a significantly higher bioavailability of the drug compared to oral tablets. We are working to optimize the film to further improve the time to reach peak plasma concentrations. However, due to the prioritisation of our project line, resources were directed to other projects, which resulted in a temporary hold of the optimization work during the last year. We are now actively working on advancing this project.

On February 10, 2016, we announced the submission of the patent application with the U.S. patent office for an oral film dosage form containing Loxapine for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder. The application is currently under review.

INT0040/2014: An oral film product based on our proprietary VersaFilm™technology is currently in the scale up stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

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

INT0043/2015: We have developed an oral film containing montelukast as an active ingredient based on our proprietary edible film technology VersaFilm™, which is in the early clinical trial phase. In pre-clinical studies, it was discovered that montelukast has the potential to rejuvenate the brain in aged rats.

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

On July 13, 2016, we announced the successful completion of the pilot clinical study for our Montelukast VersaFilm™ that demonstrated a significantly improved pharmacokinetic profile against the reference product. The study data confirmed that buccal absorption of the drug from the Montelukast film product resulted in a significantly improved bioavailability of the drug compared to the commercial tablet. In addition, the study data confirmed that Montelukast crosses the blood brain barrier when administered using our Versafilm™ delivery technology.

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

On January 24, 2018 we announced that we retained the services of Cogstate and JSS Medical Research as the Contract Research Organizations to support the Montelukast VersaFilmTM study

We are also actively working on securing the IP of our product by filing numerous patent applications. Based on the outcome of this first efficacy trial in humans, we will be actively seeking a partnership or alliance opportunity to further advance developmental work and commercialization of this product.

On September 25, 2018, we announced that patient recruitment will commence for the Phase 2a study with Montelukast VersaFilm™ in patients with mild to moderate Alzheimer’s Disease (“AD”). Two research sites (the Centre for Memory and Aging in Toronto, ON and True North Clinical Research in Halifax, NS) are being activated and will be open for patient enrollment as of September 26, 2018, with additional sites planning to initiate patient screening in the near future. This randomized, double-blind, placebo controlled Phase 2a proof of concept study will enroll approximately 70 subjects with mild to moderate AD across eight Canadian research sites. The primary study objectives will be to evaluate the safety, feasibility, tolerability, and efficacy of Montelukast buccal film following daily dosing for 26 week

INT0046/2018: Our first Cannabis project based on our VersaFilm™ technology is currently in the early development stage. We started this project in anticipation of the amended cannabis regulations that would allow adult-use consumers to purchase edible products in Canada.

On November 7, 2018 we announced the execution of a definitive license, development and supply agreement with Tilray, Inc., a global leader in cannabis production and distribution. Pursuant to the agreement, the two companies will co-develop and commercialize oral film products infused with adult-use and medical cannabis (“cannabis-infused VersaFilm™”),

Under the agreement with Tilray, Inc., IntelGenx and Tilray, Inc. will fund 20% and 80%, respectively, of the costs associated with the development of the cannabis-infused Versafilm™ products. IntelGenx will have the exclusive right to manufacture and supply the co-developed products to Tilray, Inc., and will also receive a fixed single-digit royalty on net product sales. Tilray, Inc., will have the exclusive, worldwide marketing and distribution rights for the co-developed products.

In connection with the agreement with Tilray, Inc , the parties have also executed a subscription agreement pursuant to which Tilray, Inc. made a strategic investment in IntelGenx by way of a non-brokered private placement (“Private Placement”). Pursuant to the Private Placement, the IntelGenx issued 1,428,571 common shares at a subscription price of U.S.$0.70 per common share for gross proceeds of U.S.$1,000,000. We intend to use the proceeds of the Private Placement for cannabis-infused VersaFilm™ product development under the agreement with Tilray, Inc.

INT0045/2018: A oral film product based on our proprietary VersaFilm™technology. This is a new project we started in 2018 which is currently in the early development stage. In order to protect our competitive advantage, no further details of the product can be disclosed at this stage.

Regulatory Stage Projects:

INT0007/2006: We are developing an oral film product based on our VersaFilm™ technology containing the active ingredient Tadalafil. The product is intended for the treatment of erectile dysfunction (“ED”). The results of a phase I pilot study that was conducted in the second quarter of 2015 confirmed that the product is bioequivalent with the brand product, Cialis®. We are currently compiling data and reviewing the worldwide regulatory requirements.

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

We are in discussions with potential partners for the commercialization of our Tadalafil ED VersaFilm™ product.

INT0039/2013: The product based on one of our proprietary technologies was being developed under another development and commercialization agreement with Par. On September 18, 2015, Par was acquired by Endo International plc. As a result of this acquisition, there was a conflict for Par to remain as the partner for this product. Therefore, the product was returned to the Company with full rights and no requirement for any compensation for work paid by Par.

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

On October 4, 2018 IntelGenx announced that an Abbreviated New Drug Application (“ANDA”) for a generic buccal film product has been submitted to the FDA by its partner, Insud Pharma (formerly Chemo Group). On January 30, 2019 the FDA confirmed the acceptance for review of this ANDA with a GDUFA date of October 18, 2019. IntelGenx is currently preparing for the upcoming pre approval inspection.

INT0037/2013: A product based on one of our proprietary technologies has been developed but preparations of submission batches and documentation in support of a marketing application to the FDA have been placed on hold.

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

On September 12, 2016, we announced that we had entered into a licensing, development and supply agreement with Chemo Group (“Chemo”) granting Chemo the exclusive license to commercialize two generic products for the USA market and one product on a worldwide basis. Under the terms of the agreement, Chemo has obtained certain exclusive rights to market and sell our products in exchange for upfront and milestone payments, together with a share of the profits of commercialization. Chemo also has a right of first negotiation to obtain the exclusive commercialization rights for two of the products to include any country outside the USA. As per our partner’ decision, activities in preparation for filing the marketing application for this product have been placed on hold.

Other projects:

INT0001/2004: This is the most advanced tablet generic product involving our multilayer tablet technology. Equivalency with the reference product Toprol XL® and its European equivalent Beloc-ZOK® has been demonstrated in-vitro. The product has been tested in phase I studies. In November 2016 we entered into a License and Development Agreement with Chemo Group to advance the commercialization of our Versa Tab™ product. The manufacturing technology transfer to Chemo is still ongoing.

INT0004/2006: We developed a new, higher strength of the antidepressant Bupropion HCl, the active ingredient in Wellbutrin XL®, and, in November 2011, the FDA approved the drug for patients with Major Depressive Disorder. In February 2012, we entered into an agreement with Edgemont Pharmaceuticals LLC (“Edgemont”) for commercialization of the product in the United States. Under the terms of the agreement, Edgemont obtained certain exclusive rights to market and sell the product in the U.S. In exchange we received a $1 million upfront payment, received launch related milestones totaling up to $4 million, were eligible for additional milestones of up to a further $23.5 million upon achieving certain sales and exclusivity targets and to also receive tiered double-digit royalties on the net sales of the product.

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

IntelGenx retained all patent rights to the product Forfivo XL®, which is sold on the US market.

INT0044/2016: A product based on one of our VersaTabTM proprietary technologies.

On December 1st, 2016, we announced the signing of a term sheet for the co-development and commercialization of a generic tablet in the area of central nervous systems on a worldwide basis. As per the agreement, we received an upfront payment and would have been entitled to receive development costs of the product and future milestone payments. Chemo and IntelGenx would have also shared the profits of commercialization. The definitive agreement was signed on December 30, 2016. However, on May 23, 2018, Chemo and IntelGenx mutually agreed to terminate the agreement and Chemo assigned all rights, titles and interests in and to any product-related intellectual property and related data and regulatory dossiers to IntelGenx.

The current status of each of our products as of the date of this report is summarized in the following table:

Product	Indication	Status of Development
INT0001/2004	Anti-hypertension	Technology transfer ongoing.
INT0004/2006	Antidepressant	FDA-approved November 2011. Commercially launched in USA as Forfivo XL® in October 2012. In 2016 we sold the royalty revenue to SWK.
INT0007/2006	Erectile dysfunction	Discussions with potential commercial partner.
INT0008/2008	Migraine	Additional data submitted, FDA accepted the re- submitted 505(b)(2) NDA for review. PDUFA date April 1st 2019.
Submission from previous manufacturing site approved by Spanish authorities. Approval of the manufacturing site change by the Spanish authorities is currently expected for the second half of 2019.
INT0010/2006	Pain	Formulation optimization, scale-up preparation for clinical study evaluation.
INT0027/2011	Opioid dependence	ANDA submitted to FDA in July 2013. FDA review process ongoing.
INT0036/2013	Schizophrenia	Formulation development ongoing.
INT0037/2013	Undisclosed	Product developed. Preparation of documents for submission on hold.

INT0039/2013	Undisclosed	ANDA filed.
INT0040/2014	Undisclosed	Formulation development ongoing.
INT0043/2015	Alzheimer	Phase II clinical study activated, recruitment ongoing.
INT0045/2018	Undisclosed	Formulation development ongoing.
INT0046/2018	Adult use of Cannabis	Formulation development ongoing.

Growth Strategy

Our primary growth strategies are based on three pillars: (1) out licensing commercial rights of our existing pipeline products, (2) partnering on contract development and manufacturing projects leveraging our VersaFilm™ technology, (3) expanding our current pipeline through:

  identifying lifecycle management opportunities for existing market leading pharmaceutical products, developing oral film products that provide tangible patient benefits, development of new drug delivery technologies,
  repurposing existing drugs for new indications, and
  developing generic drugs where high technology barriers to entry exist in reproducing branded films.

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

  The regulatory requirements;

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

  Our comprehensive full services;

  Our diversified pipeline;

  Our ability to swiftly develop products through to regulatory approval; and

  The versatility of our drug delivery technologies.

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

We have obtained 14 patents and have an additional 40 published pending patent applications, as described below. The patents expire 20 years after submission of the initial application. In the U.S. the term of the patent sometimes extends over the 20-year period. The initial term of 20 years is extended by a period (the “patent term adjustment”) determined by the USPTO according to delays in the prosecution of the patent application that are not applicant delays.

Patent No.	Title	Subject	Date issued / expiration
US 6,231,957	Rapidly disintegrating flavor wafer for flavor enrichment	The composition, manufacturing, and use of rapidly disintegrating flavored films for releasing flavors to certain substrates	Issued May 15, 2001 Expires May 6, 2019
US 6,660,292	Rapidly disintegrating film for precooked foods	Composition and manufacturing of flavored films for releasing flavors to precooked food substrates	Issued December 9, 2003 Expires June 19, 2021

US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued November 7, 2006 Expires April 16, 2022
US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027
US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033
US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032
US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032
US 9,301,948	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued April 5, 2016 Expires July 30, 2033
US 9,668,970	Film Dosage Form with Extended Release Mucoadhesive Particles	Film containing mucoadhesive particle	Issued June 6, 2017 Expires November 26, 2034
US 9,717,682	Solid Oral Film Dosage Forms and Methods for Making Same	Optimization of film strip technology	Issued August 1, 2017 Expires September 21, 2031
US 9,949,934	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued April 24, 2018 Expires October 20, 2036
CA 2,998,223	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Issued October 9, 2018 Expires January 24, 2037
EP 3,027,179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
JP 6,482,552	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued March 13, 2019 Expires July 30, 2034

Patent Application No.	Title	Subject	Date Filed
US Appl. 12/963,132	Oral film dosage forms and methods for making same	Optimization of film strip technology	Filed December 8, 2010
US Appl. 15/216,903	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed July 22, 2016
Korean Appl. KR20167005581	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Korean Appl. KR20180119627	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Korean Appl. KR20180105184	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
EU Appl. EP 3,427,732	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
EU Appl. EP 3,426,235	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
EU Appl. EP 3,411,024	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
Chinese Appl. CN105530921	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Chinese Appl. CN108697656	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
Chinese Appl. CN108778259	Montelukast the mucous membrane the membrane	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA2,919,442	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Mexican Appl. MX 2016001399	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014

Brazilian Appl. BR112016002074	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Brazilian Appl. BR112018015624	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
Israel Appl. 243651	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
South African Appl. 2016/00785	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Chilean Appl. 201600160	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Indian Appl. IN201847036315	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed September 26, 2018
Indian Appl. IN201847030838	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed August 17, 2018
Canadian Appl. CA2,797,444	Solid oral dosage forms comprising tadalafil	Formulation of oral films containing tadalafil	Filed November 3, 2011
Canadian Appl. CA2,998,218	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Canadian Appl. CA3,017,264	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA3,015,555	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
Australian Appl. AU2017231110	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Australian Appl. AU2017214774	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017

US Appl. 15/426,149	Solid Oral Film Dosage Forms and Methods for Making Same	Formulation of oral films containing tadalafil	Filed February 7, 2017
US Appl. 15/067,309	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 11, 2016
US Appl. 15/588,897	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2017
US Appl. 15/014,269	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed February 3, 2016
US Appl. 14/630,699	Film dosage forms containing amorphous active agents	Film containing amorphous agent	Filed February 2, 2015
US Appl. 15/848,819	Film dosage form with multimodal and particle size distributions	Optimization of film strip technology	Filed December 20, 2017
US Appl. 15/822,734	Solid oral film dosage forms and methods for making same	Formulation of oral films containing tadalafil	Filed November 27, 2017
US Appl. 15/940,288	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
US Appl. 16/110,737	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed August 23, 2018
US Appl. 15/912,103	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed March 5, 2018
US Appl. 16/053,383	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed August 2, 2018
PCT Appln. WO 2018176149	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
PCT Appln. WO 2018072015	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017

PCT Appln. WO 2018205017	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018

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

Cannabis in Canada

The signing of the Cannabis Act created a strict legal framework for controlling the production, distribution, sale and possession of cannabis across Canada. Cannabis edible products and concentrates will be legal for sale approximately one year after the Cannabis Act came into force on October 17th, 2018.

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2018 increased by $2,489 thousand to $5,104 thousand, compared with $2,615 thousand for the year ended December 31, 2017. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Regulatory Compliance

We believe that we are in compliance with environmental regulations applicable to our research and development and manufacturing facility located in Ville Saint Laurent, Quebec.

Employees

As of the date of this filing, we have 38 full-time and 4 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are very good.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2018 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise capital from financing transactions and to attain profitable operations. Our financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

We have a history of losses and our revenues may not be sufficient to sustain our operations.

Even though we ceased being a “development stage” company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $30,896 thousand since our inception in 2003 through December 31, 2018. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 were $1.8 million, $5.2 million, $5.2 million, $5.1 million and $1.7 million thousand, respectively. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We will need to expend significant capital in order to continue with our research and development and manufacturing operation expansion by hiring additional research staff and acquiring additional equipment. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we may be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock and our shareholders may suffer significant dilution.

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

There is no assurance that the sale of cannabis edible products will be permitted in Canada.

Although the Government of Canada has approved the Cannabis Act which is expected to allow for regulated and restricted access to cannabis for recreational use in Canada as of October 17, 2018, cannabis edible products are not currently on the list of products permitted for legal sale in Canada under the Cannabis Act and there is no assurance that they will be in the future.

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

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. We recently received our Drug Establishment License from Health Canada indicating cGMP compliance for manufacturing and packaging activities and anticipate the manufacturing of our products to commence in the second half of 2019.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 13 patents and have an additional 41 published pending patent applications in several jurisdictions, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

There is no public market for the Company’s warrants, which could limit their respective trading price or a holder’s ability to sell them.

There is currently no trading market for the Company’s warrants. As a result, a market may not develop for the Company’s warrants and holders may not be able to sell the Company’s warrants. Future trading prices of the Company’s warrants will depend on many factors, including prevailing interest rates, the market for similar securities, general economic conditions and our financial condition, performance and prospects. Accordingly, holders may be required to bear the financial risk of an investment in the Company’s warrants for an indefinite period of time until their maturity. We do not intend to apply for listing or quotation of the Company’s warrants on any securities exchange or automated quotation system.

Risks related to our outstanding unsecured convertible debentures.

Issuance of shares of our Common Stock upon conversion of convertible debentures will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our Common Stock.

Conversions of the 8% Convertible Unsecured Subordinated Debentures due June 30, 2020 (the “Debentures”) or the 6% Subordinate Convertible Unsecured Promissory Notes (the “Notes”) would reduce a shareholder’s percentage voting and ownership interest. The conversion, or potential conversion, of the Debentures or Notes could adversely affect the market price of our Common Stock and the terms on which we could obtain additional financing. In addition, our shareholders may experience further dilution upon our election to repay the Debentures or the interest payable thereon in, or convert the Notes to, shares of Common Stock.

Our failure to avoid events of default as defined in the Debentures and Notes could require us to redeem such Debentures or Notes at a loss.

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

The Notes provide that, upon the occurrence of an “Event of Default,” the Notes may become immediately due and payable. Events of Default under the Notes include, the occurrence of any of the following events with respect to the Notes: (a) failure for 10 business days to pay any of the principal amount or interest on the Notes when due; (b) voluntary or involuntary bankruptcy or insolvency proceedings; or (c) the Company breaches any representation or covenant in the Note that could reasonably be expected to have a material adverse effect and such breach is not cured within 30 days after the notice thereof. Upon an Event of Default for non-payment, voluntary bankruptcy or insolvency or involuntary bankruptcy or insolvency, the Notes become immediately due and payable with the written consent of the holders of a majority in interest of investors. Upon an Event of Default for a Company breach of a representation or covenant, all outstanding Notes automatically become immediately due and payable.

Our ability to avoid such Events of Default under both the Debentures and Notes may be affected by changes in our business condition or results of our operations, or other events beyond our control. If we were to experience an Event of Default and the holders of Debentures elected to have us redeem their Debentures or the Notes became immediately due and payable, we may not have sufficient resources to do so, and we may have to seek additional debt or equity financing to cover the costs of redeeming the Debentures or paying the Notes. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Furthermore, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our shareholders.

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

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec (the “Lease”). The Lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $54 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot, every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

ITEM 3. LEGAL PROCEEDINGS

On March 1, 2019, a complaint for patent infringement was filed in United States District Court for the District of Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, “Defendants”) from BioDelivery Sciences International, Inc., and Arius Two, Inc., (collectively, “Plaintiffs”) asserting that the Defendants infringe BioDelivery Sciences International, Inc. Orange Book listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539 expiring December of 2032. This complaint follows the receipt by BioDelivery Sciences International, Inc. of a Notice Letter by Chemo Research S.L. on January 31, 2019, stating that it has filed with the FDA an ANDA containing a Paragraph IV Patent Certification, for a generic version of BELBUA Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg. Because Plaintiffs initiated a patent infringement suit to defend the patents identified in the Notice Letter within 45 days after receipt, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. The same complaint for patent infringement was also filed in the United States District Court for the District of New Jersey on March 15, 2019.
We believe that we will be able to prevail in this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the OTCQX under the symbol “IGXT” since June 2012. Our Common Stock has also been listed on the TSX Venture Exchange under the symbol “IGX” since May 2008.

On March 22, 2019, there were approximately 49 holders of record of our Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our Common Stock held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2018, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2018, we did not sell equity securities without registration under the Securities Act of 1933, as amended, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,253,846(1)	$0.54	946,154(3)
Equity Compensation Plans Not Approved by Security Holders	3,004,818(3)	$0.75	3,485,358(4)
Total	4,204,818	$0.69	4,431,512(4)

(1)	Includes shares of our Common Stock issuable pursuant to options granted under the 2006 Stock Option Plan and RSUs awarded under our PRSU Plan.
(2)	The weighted average exercise price excludes RSU awards, which have no exercise price.
(3)

On May 9, 2016, the Board of Directors of the Company adopted the 2016 Stock Option Plan which amended and restated the 2006 Stock Option Plan, which expired in August 2016. As a result of the adoption of the 2016 Stock Option Plan, no additional options will be granted under the 2006 Stock Option Plan and all previously granted options will be governed by the 2016 Stock Option Plan. Due to the nature of the changes made to the 2006 Stock Option Plan it was determined that no stockholder approvals were required by the TSX Venture Exchange. The number represents only securities available under the PRSU Plan.

(4)	Represents the maximum number of shares of our Common Stock available for grants under the 2016 Stock Option Plan as of December 31, 2018.

The 2016 Stock Option Plan was adopted by the Board in order to make the terms of the Company’s stock option plan more consistent with the requirements of the TSX Venture Exchange and to remove certain provisions which would have enabled the Company to grant incentive stock options in compliance with Section 422 of the Internal Revenue Code. The 2016 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. A total of 6,361,525 shares of Common Stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. In August 2018, the Board approved the amendment of the 2016 Stock Option Plan to increase the total number of shares of Common Stock reserved under the plan to 9,347,747. Options may be granted under the 2016 Stock Option Plan on terms and at prices as determined by the Board except that the options cannot be granted at less than the market closing price of the Common Stock on the TSX Venture Exchange on the date prior to the grant.. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. The 2016 Stock Option Plan provides the Board with more flexibility when setting the vesting schedule for options which was otherwise fixed in the 2006 Stock Option Plan.

The PRSU Plan was approved by Shareholders at the 2018 annual meeting on May 7, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers of the Company and its Subsidiaries and to reward such executive officers for their contributions toward the long term goals and success of the Company and to enable and encourage such executive officers to acquire shares of Common Stock as long term investments and proprietary interests in the Company.

The PRSU Plan permits the Board to grant RSU awards to employees, consultants or directors of the Company and PSU awards to employees and consultants of the Company. In each case, the award of RSUs or PSUs are subject to restrictions in connection with the termination of employment, engagement or term in office. The Board may, in its sole discretion, grant the majority of the awards to insiders of the Company. The number of shares of Common Stock reserved for issuance under this plan is equal to a number that: (a) does not exceed 1,000,000 shares if, and for so long as the Company is listed on the TSX Venture Exchange, or (b) 2.5% of the issued and outstanding Common Stock of the Company, if the Company is listed on the Toronto Stock Exchange. The Board has the authority to condition the grant of RSUs or PSUs upon the attainment of specified performance goals, or such other factors (which may vary between awards) as the Board determines in its sole discretion. The Board has the authority to determine at the time of grant, in its sole discretion, the duration of the vesting period and other vesting terms applicable to the grant of RSUs or PSUs. In the case of PSUs, such awards may be adjusted in accordance with the applicable PSU award agreement.

On a going forward basis, the Company intends to primarily compensate executive officers with RSUs and compensate non-executive employees with stock options.

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

  identifying lifecycle management opportunities for existing market leading pharmaceutical products,

  develop oral film products that provide tangible patient benefits,

  development of new drug delivery technologies,

  repurposing existing drugs for new indications, and

  developing generic drugs where high technology barriers to entry exist in reproducing branded films.

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

Corporate

On October 18, 2018, IntelGenx announced the pricing of an agency offering of 17,144,314 units for gross proceeds of approximately US$12,000,000 million at a price of US$0.70 (“Offering Price”) per unit (a “Unit”) (the “Offering”). Each Unit consists of one share of Common Stock and one half of one warrant (a “Warrant”), each whole Warrant to purchase one share of Common Stock at an exercise price of US$1.00 per share. The Warrants were exercisable immediately and expire on the third anniversary of the date of their issuance.

The Offering was made on a best efforts basis in the United States and the Canadian provinces of British Columbia, Alberta, Manitoba, Ontario and Québec. H.C. Wainwright & Co. acted as the exclusive agent for the Units offered in the United States. Echelon Wealth Partners Inc. (“Echelon”) acted as the exclusive placement agent for the Units offered in Canada.

The intended use of the net proceeds of the Offering was expected to be for its 2a Montelukast study, Tadalafil 505(b)(2) submission to the FDA, and working capital.

On October 22, 2018, IntelGenx announced the closing of 17,144,314 units at a price of US$0.70 for gross proceeds of approximately US$12 million in the United States and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec.

On October 26, 2018 IntelGenx announced that Echelon, who acted as the Company’s exclusive placement agent in Canada in connection with the Offering, had exercised its option to place a further 903,610 Units pursuant to its over-allotment option, resulting in additional gross proceeds to the Company of US$632,527.

On November 13, 2018, the Company announced the closing of Tilray Inc.’s strategic investment in IntelGenx by way of a private placement. Pursuant to the private placement, the Company issued 1,428,571 common shares at a subscription price of $0.70 per common share for gross proceeds of $1 million.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations
|Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2018 report an accumulated other comprehensive loss due mainly to foreign currency translation adjustments of $1,166 due to the fluctuations in the rates used to prepare our financial statements, $532 of which negatively impacted our comprehensive loss for the fiscal year ended December 31, 2018. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$ thousands	2018	2017	2018	2017
	$	$	$	$
Comprehensive loss	(2,938)	(1,065)	(10,637)	(2,669)
Add (deduct):
Depreciation	179	210	719	735
Finance costs	300	240	1,121	569
Finance income	(11)	(3)	(11)	(11)
Share-based compensation	59	48	370	315
Other comprehensive loss (income)	763	(26)	853	(382)

Adjusted EBITDA	(1,972)	(596)	(7,909)	(1,443)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $1,376 for the three-month period ended December 31, 2018 to ($1,972) compared to ($596) for the three-month period ended December 31, 2017. Adjusted EBITDA decreased by $6,466 for the twelve-month period ended December 31, 2018 to ($7,909) compared to ($1,443) for the twelve-month period ended December 31, 2017. The decrease in Adjusted EBITDA of $1,376 for the three[ ]month period ended December 31, 2018 is mainly attributable to a decrease in revenues of $811, an increase in R&D expenses of $1,256 before consideration of stock-based compensation offset by a decrease in SG&A expenses of $596 before consideration of stock-based compensation. The decrease in Adjusted EBITDA of $6,466 for the twelve-month period ended December 31, 2018 is mainly attributable to a decrease in revenues of $3,371, an increase in R&D expenses of $2,465 before consideration of stock-based compensation and an increase in SG&A expenses of $1,003 before consideration of stock-based compensation.

Results of operations for the three month and twelve month periods ended December 31, 2018 compared with the three month and twelve month periods ended December 31, 2017.

Revenue

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,

In U.S.$ thousands	2018	2017	2018	2017

Revenue	$651	$1,462	$1,824	$5,195

Cost of Royalty and License Revenue	-	95	-	373

Research and Development Expenses	1,998	739	5,104	2,615

Selling, General and Administrative Expenses	684	1,272	4,999	3,965

Depreciation of tangible assets	179	210	719	735

Operating Loss	(2,210)	(854)	(8,998)	(2,493)

Net Loss	(2,499)	(1,091)	(10,108)	(3,051)

Comprehensive Loss	(2,938)	(1,065)	(10,637)	(2,669)

Revenue

Total revenues for the three-month period ended December 31, 2018 amounted to $651, representing a decrease of $811 or 55% compared to $1,462 for the three-month period ended December 31, 2017. Total revenues for the twelve-month period ended December 31, 2018 amounted to $1,824 representing a decrease of $3,371 or 65% compared to $5,195 for the twelve-month period ended December 31, 2017. The decrease for the three-month period ended December 31, 2018 compared to the last year’s corresponding period is mainly attributable to a decrease in deferred revenues of $940 following the monetization of Forfivo partially offset by an increase in R&D revenues of $129. The decrease for the twelve-month period ended December 31, 2018 compared to the last year’s corresponding period is mainly attributable to a decrease in deferred revenues of $3,760 following the monetization of Forfivo and a decrease in up-fronts of $416. This decrease was partially offset by an increase in R&D revenues of $805.

Cost of royalty and license revenue

We recorded $Nil for the cost of royalty and license revenue in the three-month period ended December 31, 2018 compared with $95 in the same period of 2017. We recorded $Nil for the cost of royalty and license revenue in the twelve-month period ended December 31, 2018 compared with $373 in the same period of 2017. These expenses relate to a Project Transfer Agreement that was executed in May 2010 with one of our former development partners whereby we acquired full rights to, and ownership of, Forfivo XL®, our novel, high strength formulation of Bupropion hydrochloride, the active ingredient in Wellbutrin XL®. Pursuant to the Project Transfer Agreement, and following commercial launch of Forfivo XL® in October 2012, we are required, after recovering an aggregate $200 for management fees previously paid, to pay our former development partner 10% of net product sales received from the sale of Forfivo XL® (including the deferred revenues resulting from the Forfivo monetization). We recovered the final portion of the management fees in December 2014, thereby invoking payments to our former development partner.

Research and development (“R&D”) expenses

R&D expenses for the three-month period ended December 31, 2018 amounted to $1,998, representing an increase of $1,259 or 170%, compared to $739 for the three-month period ended December 31, 2017. R&D expenses for the twelve-month period ended December 31, 2018 amounted to $5,104, representing an increase of $2,489 or 95%, compared to $2,615 recorded in the same period of 2017.

The increase in R&D expenses for the three-month period ended December 31, 2018 is mainly attributable to an increase in lab supplies of $912 and analytical costs of $266. The increase in R&D expenses for the twelve-month period ended December 31, 2018 is mainly attributable to an increase in study costs of $907, lab supplies of $813, analytical costs of $613 and R&D salaries of $273 related to new hires, offset by an increase in R&D credits of $134.

In the twelve-month period ended December 31, 2018 we recorded estimated Research and Development Tax Credits of $438, compared with $303 that was recorded in the same period of the previous year.

Selling, general and administrative (“SG&A”) expenses

SG&A expenses for the three-month period ended December 31, 2018 amounted to $684, representing a decrease of $588 or 46%, compared to $1,272 for the three-month period ended December 31, 2017. SG&A expenses for the twelve-month period ended December 31, 2018 amounted to $4,999, representing an increase of $1,034 or 26%, compared to $3,965 recorded in the same period of 2017.

The decrease in SG&A expenses for the three-month period ended December 31, 2018 is mainly attributable to decreases in manufacturing expenses of $280, salaries and compensation expenses of $204, a variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $187, and general expenses of $46, partially offset by an increase in professional fees of $168. The increase in SG&A expenses for the twelve-month period ended December 31, 2018 is mainly attributable to increases in professional fees of $522, salaries and compensation expenses of $342, office and general expenses of $145, manufacturing expenses of $132, rent and utilities expenses of $130, investor relations expenses of $86, and business development expense of $60, partially offset by variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $356. The increase in professional fees were mainly related to costs attributable to the aborted capital raise as well as the Laboval acquisition which is currently on hold. These expenses are deemed to be non-recurring in nature.

Depreciation of tangible assets

In the three-month period ended December 31, 2018 we recorded an expense of $179 for the depreciation of tangible assets, compared with an expense of $210 thousand for the same period of the previous year. In the twelve-month period ended December 31, 2018 we recorded an expense of $719 for the depreciation of tangible assets, compared with an expense of $735 for the same period of the previous year

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2018 amounted to $59 compared to $48 for the three-month period ended December 31, 2017. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2018 amounted to $370 compared to $315 for the twelve-month period ended December 31, 2017.

We expensed approximately $320 in the twelve-month period ended December 31, 2018 for options granted to our employees in 2016, 2017 and 2018 under the 2016 Stock Option Plans, $11 for options granted to non-employee directors in 2016, 2017 and 2018, and $14 for options granted to consultants in 2016 and 2018 compared with $178, , $131 and $6 respectively that was expensed in the same period of the previous year. Approximately $25 were expensed for RSU’s granted to the CEO and CFO under the PRSU Plan, $Nil in the same period for the previous years.

There remains approximately $453 in stock-based compensation to be expensed in fiscal 2019 and 2020, $370 of which relates to the issuance of options to our employees during 2017 and 2018 and $83 relates to the issuance of options to consultants in 2018. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	December	December	Increase/	Increase/
In U.S.$ thousands	31, 2018	31, 2017	(Decrease)	(Decrease)

Current Assets	$13,063	$6,044	$7,019	116%

Leasehold improvements and Equipment	6,248	6,346	(98)	(2%	)

Security Deposits	707	757	(50)	(7%	)

Current Liabilities	2,722	2,077	645	31%

Deferred lease obligations	49	50	(1)	(2%	)

Long-term debt	1,140	1,992	(852)	(43%	)

Convertible debentures	5,047	5,199	(152)	(3%	)

Convertible notes	1,073	-	1,073	100%

Capital Stock	1	1	-	0%

Additional Paid-in- Capital	42,048	25,253	16,795	67%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2018, the Company had cash and short-term investments totaling approximately $10,995. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

  Raise funding through the possible sale of the Company’s common stock, including public or private equity financings.
  Raise funding through debt financing.
  Continue to seek partners to advance product pipeline.
  Initiate oral film manufacturing activities.
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

Current assets

Current assets totaled $13,063 at December 31, 2018 compared with $6,044 at December 31, 2017. The increase of $7,019 is mainly attributable to increases in cash of $5,224, short term investments of $867, inventories of $375, prepaid expenses of $259, accounts receivable of $192 as well as an increase in investment tax credits receivable of $102.

Cash

Cash totaled $6,815 as at December 31, 2018 representing an increase of $5,224 compared with the balance of $1,591 as at December 31, 2017. The increase in cash on hand relates to net cash provided by financing activities of $16,401, partially offset by net cash used in operating activities of $8,531 and net cash used in investing activities of $2,177.

Short term investments

Short term investments totaled $4,180 as at December 31, 2018, representing an increase of $867 compared with the balance of $3,313 as at December 31, 2017. The increase in short term investments is attributable to additional investment in term deposits following the October 2018 public offering.

Accounts receivable

Accounts receivable totaled $815 as at December 31, 2018 representing an increase of $192 compared with the balance of $623 as at December 31, 2017. The increase in accounts receivable is attributable to the R&D revenues accounted for as at December 31, 2018.

Prepaid expenses

As at December 31, 2018, prepaid expenses totaled $462 compared with $203 as of December 31, 2017. The increase in prepaid expenses is mainly attributable to a payment of CAD$275 with respect to the Laboval acquisition (from which CAD$200 is refundable if the acquisition does not take place).

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $416 as at December 31, 2018 compared with $314 as at December 31, 2017. The increase relates to the accrual estimated and recorded for the twelve-month period ended December 31, 2018 offset by the collection of the 2017 tax credits.

Inventory

As at December 31, 2018, inventories totaled $375 compared to a balance of $Nil as at December 31, 2017. The increase is attributable to the purchase of raw materials.

Leasehold improvements and equipment

As at December 31, 2018, the net book value of leasehold improvements and equipment amounted to $6,248, compared to $6,346 at December 31, 2017. In the year ended December 31, 2018 additions to assets totaled $1,096 and mainly comprised of $1,032 for manufacturing equipment, $47 for leasehold improvements, $12 for computer equipment and $5 for laboratory and office equipment, offset by depreciation expense of $719 and variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CA$300 ($220) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2018. Security deposits in the amount of CA$650 ($476) for the term loans were also recorded as at December 31, 2018. The difference between the amount at December 31, 2018 and the amount at December 31, 2017 is related to the US currency fluctuation.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,030 as at December 31, 2018 (December 31, 2017 - $1,305). The increase is mainly attributable to payables related to R&D expenses in the amount of $553, payables related to professional fees incurred in the amount of $154, and the accrual for DSUs to independent board of Director members in the amount of $152.

Long-term debt

Long-term debt totaled $1,832 as at December 31, 2018 (December 31, 2017 - $2,764). The current portion of long-term debt totaled $692 as at December 31, 2018 (December 31, 2017 - $772). An amount of $1,502 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency.

An amount of $330 is attributable to a second loan secured by a second ranking on all present and future property of the Company.

Convertible debentures

Convertible debentures totaled $5,047 as at December 31, 2018 as compared to $5,199 as at December 31, 2017. The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,571,030) of debentures at a price of CAD$1,000 ($733)per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 ($907) were recorded against the liability. The accretion expense for the year ended December 31, 2018 amounts to CAD$383,000 ($296,000) (CAD$160,000, $123,000 in 2017). The interest on the convertible debentures as at December 31, 2018 amounts to CAD$607,000 ($468,000) (CAD$286,000, $221,000 in 2017) and is recorded in Financing and interest expense.

Convertible notes

Convertible notes totaled $1,073 as at December 31, 2018 as compared to $Nil as at December 31, 2017. On May 8, 2018, the Company issued 320 units at a subscription price of $10,000 per Unit for gross proceeds of $3,200,000. Each Unit was comprised of (i) 7,940 common shares of the Corporation, (ii) a $5,000 convertible 6% note, and (iii) 7,690 warrants to purchase Common Stock of the Corporation. Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matures on June 1, 2021 and is convertible into Common Stock at a conversion price of $0.80 per common share. Each warrant entitles its holder to purchase one common share at a price of $0.80 per common share until June 1, 2021. The convertible notes were recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2018 was $98 thousand. The interest on the convertible notes as at December 31, 2018 was $63 thousand ($Nil in 2017) and was recorded as a financing and interest expense.

Shareholders’ equity

As at December 31, 2018 we had accumulated a deficit of $30,896 compared with an accumulated deficit of $20,788 as at December 31, 2017. Total assets amounted to $20,018 and shareholders’ equity totaled $9,987 as at December 31, 2018, compared with total assets and shareholders’ equity of $13,147 and $3,829 respectively, as at December 31, 2017.

Capital stock

As at December 31, 2018 capital stock amounted to $0.935 (December 31, 2017: $0.670) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $42,048 as at December 31, 2018, as compared to $25,253 at December 31, 2017. Additional paid in capital increased by $16,795 from which $1,460 was the value of the common stock issued in the May 2018 private placement offering, $2,328 came from proceeds from exercise of warrants and stock options, $437 was the value of the warrants issued in the May 2018 private placement, $370 from stock based compensation attributable to the amortization of stock options granted to employees and directors, $231 was the value of the interest paid by issuance of Common Stock, $50 was the value attributed to the Agents’ warrants in the May 2018 private placement transaction, $9,187 was the value of the common stock issued in the October 2018 public offering, $1,436 was the value of the warrants issued in the October 2018 public offering, $280 was the value attributed to the agents’ warrants in the October 2018 public offering transaction, $1,000 was the value of common stock issued in the November 2018 private placement and $16 was the value of the converted debentures .

Taxation

As at December 31, 2018, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $14,934 (December 31, 2017: $9,560) and $10,052 (December 31, 2017: $16,498) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2028 and 2038. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2018, we had non-refundable tax credits of $1,981 thousand (2017: $1,553 thousand) of which $8 thousand is expiring in 2026, $9 thousand is expiring in 2027, $165 thousand is expiring in 2028, $145 thousand is expiring in 2029, $124 thousand is expiring in 2030, $131 thousand is expiring in 2031, $164 thousand is expiring in 2032 and $109 thousand is expiring in 2033, $83 thousand expiring in 2034, $97 thousand is expiring in 2035, $135 thousand expiring in 2036 and $257 thousand expiring in 2037 and $554 thousand expiring in 2038. We also had undeducted research and development expenses of $10,663 thousand (2017: $7,532 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	December 31, 2018	December 31, 2017	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(8,530)	$(4,383)	$(4,147)	(95%	)
Financing Activities	16,404	5,508	10,896	198%
Investing Activities	(2,177)	(207)	(1,970)	(952)%
Cash - end of period	6,815	1,591	5,224	328%

Statement of cash flows

Net cash used in operating activities was $8,530 for the twelve-month period ended December 31, 2018, compared to net cash used by operating activities of $4,383 for the twelve-month period ended December 31, 2017. For the twelve-month period ended December 31, 2018, net cash used by operating activities consisted of a net loss of ($10,108) (2017: $3,051) before depreciation, stock-based compensation, accretion expense, DSU expense, interest paid by issuance of Common Stock and conversion of convertible debentures in the amount of $1,860 (2017: $1,173) and a decrease in non-cash operating elements of working capital of $282 compared with a decrease of $2,505 for the twelve-month period ended December 31, 2017.

The net cash provided by financing activities was $16,404 for the twelve-month period ended December 31, 2018, compared to $5,508 provided in the same period of the previous year. An amount of $11,405 derives from proceeds from the public offering (2017:$nil), $4,004 derives from the proceeds of a private placement (2017: $nil) and an amount of $2,328 derives from proceeds from exercise of warrants and stock options (2017: $1,238) offset by repayment of term loans for an amount of $749 (2017: $708), the transaction costs related to the private placement of $82 (2017: $nil) and the transaction costs related to the public offering of $502 (2017:$nil).

Net cash used in investing activities amounted to $2,177 for the twelve-month period ended December 31, 2018 compared to $207 in the same period of 2017. The net cash used in investing activities for the twelve-month period ended December 31, 2018 relates to the redemptions of short-term investments of $3,192 (2017: $4,718) offset by the purchase of fixed assets for $1,096 (2017: $973) as well as acquisitions of short-term investments of $4,273 (2017: $3,952).

The balance of cash as at December 31, 2018 amounted to $6,815, compared to $1,591 at December 31, 2017.

Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CA$110 thousand (approximately $81 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot, every two years.

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $54 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot every two years.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $1,058 thousand, as follows:

2019	$140
2020	143
2021	145
2022	148
2023	150
Thereafter	332

The Company has initiated a project to expand the existing manufacturing facility. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2018 an amount of Euro1,395 thousand has been paid with respect to these agreements.

Subsequent events

Subsequent to the end of the year, total of 50,000 stock options were exercised for 50,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $21thousand.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2018 our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2019 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Audit Fees” in the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.	Report of Independent Registered Public Accounting Firm.

B.	Consolidated Balance Sheets as of December 31, 2018 and 2017.

C.	Consolidated Statements of Shareholders’ Equity for the years ended of December 31, 2018 and 2017.

D.	Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2018 and 2017.

E.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

F.	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)

3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)

3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)

3.4	Amendment to the Certificate of Incorporation (incorporated by reference to the Form S-1/A filed on May 12, 2017)

3.5	By-Laws (incorporated by reference to the Form SB-2 (File No. 333-91049) filed on November 16, 1999

3.6	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 31, 2011)

3.7	Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2012)

4.1	Trust Indenture with TSX Trust Company, dated July 12, 2017 (incorporated by reference to the Form 8-K filed on July 12, 2017)

9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

10.1 +	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)

10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.3	Principal’s registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4 +	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)

10.5 +	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)

10.6	Co-Development and Commercialization Agreement with RedHill Biopharma Ltd. (incorporated by reference to the Form 10-Q filed on November 9, 2010)

10.7 +	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)

10.8	Project Transfer Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.9	Co-development and Licensing Agreement (incorporated by reference to the Form 10-Q filed on May 14, 2010)

10.10	License and Asset Transfer Agreement with Edgemont Pharmaceuticals (incorporated by reference to the Form 10Q filed on May 15, 2012)

10.11	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated December 19, 2011 (incorporated by reference to the Form 10-K filed on March 11, 2014)

10.12	Development Services and Commercialization Agreement with PAR Pharmaceuticals, dated January 8, 2014 (incorporated by reference to the Form 10-K filed on March 11, 2014)

10.13+	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)

10.14+	Employment Agreement Nadine Paiement, January 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)

10.15+	Employment Agreement Dana Matzen, March 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)

10.16+	2016 Stock Option Plan May, 11 2016 (incorporated by reference to the Form S-8 Registration Statement filed on August 3, 2016)

10.17	Amended Principal’s Registration Rights Agreement, November 8, 2016 (incorporated by reference to Form 10-Q filed on November 10, 2016)

10.18	Agency Agreement dated June 28, 2017 (incorporated by reference from the Company’s Form 8-K filed on July 5, 2017)

10.19+	Deferred Share Unit Plan for non-employee directors (incorporated by reference to the Form 10K filed on March 29, 2018)

10.20	Placement Agent Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.21	Form of Warrant dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.22	Form of Securities Purchase Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.23	Form of Registration Rights Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.24	Form of Note dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.25	Placement Agent Agreement between the Company and H.C. Wainwright & Co., LLC dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)

10.26	Placement Agent Agreement between the Company and Echelon Wealth Partners Inc. dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)

10.27	Form of Warrant (incorporated by reference to the Form 8-K on October 22, 2018)

10.28	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K on October 22, 2018)

21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

23.1*	Consents of Richter LLP

31.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350*

32.2*	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
Indicates management contract or employee compensation plan.
++ Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC.
+The omitted portions of these exhibits have been submitted separately with the SEC.

ITEM 16. FORM 10K SUMMARY.

None.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 22, 2019, thereunto duly authorized.

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

Signature	Position	Date

By: /s/ Horst G. Zerbe	Chairman of the Board, President and Chief Executive Officer	March 22, 2019
Horst G. Zerbe

By: /s/Andre Godin	Executive Vice President and Chief Financial Officer	March 22, 2019
Andre Godin

By: /s/ Bernard Boudreau	Director, Vice Chairman of the Board	March 22, 2019
J. Bernard Boudreau

By: /s/Bernd Melchers	Director	March 22, 2019
Bernd J. Melchers

By: /s/John Marinucci	Director	March 22, 2019
John Marinucci

By: /s/Clemens Mayr	Director	March 22, 2019
Clemens Mayr

By: /s/Mark Nawacki	Director	March 22, 2019
Mark Nawacki

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with the standards of the Public Company Accounting Oversight Board (United States).

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

We have served as the Company’s auditors since 2005.

Richter LLP (Signed) 1

Montréal, Quebec
March 22, 2019

1CPA auditor, CA, public accountancy permit No. A112505

IntelGenx Technologies Corp.

Consolidated Balance Sheets
As at December 31, 2018 and 2017
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2018	2017
Assets

Current

Cash	$6,815	$1,591
Short-term investments (note 6)	4,180	3,313
Accounts receivable	815	623
Prepaid expenses	462	203
Investment tax credits receivable	416	314
Inventory (note 7)	375	-

Total current assets	13,063	6,044

Leasehold improvements and equipment, net (note 8)	6,248	6,346

Security deposits	707	757

Total assets	$20,018	$13,147

Liabilities

Current

Accounts payable and accrued liabilities	2,030	1,305
Current portion of long-term debt (note 10)	692	772

Total current liabilities	2,722	2,077

Deferred lease obligations	49	50

Long-term debt (note 10)	1,140	1,992

Convertible debentures (note 11)	5,047	5,199

Convertible notes (note 12)	1,073	-

Total liabilities	10,031	9,318

Commitments (note 13)

Subsequent event (note 21)

Shareholders' equity

Capital stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 93,477,473 shares issued and outstanding (2017: 67,031,467 common shares) (note 14)	1	1

Additional paid-in capital (note 15)	42,048	25,253

Accumulated deficit	(30,896)	(20,788)

Accumulated other comprehensive loss	(1,166)	(637)

Total shareholders’ equity	9,987	3,829

	$20,018	$13,147

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director
/s/ Horst G. Zerbe	Director

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

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2018
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2017	67,031,467	$1	$25,253	$(20,788)	$(637)	$3,829

Other comprehensive loss	-	-	-	-	(529)	(529)

Common stock issued, net of transaction costs of $1,906 (note 14)	22,017,295	-	11,647	-	-	11,647

Warrants issued, net of transaction costs of $322 (note 14)	-	-	1,873	-	-	1,873

Agents’ warrants issued (note 14)	-	-	330	-	-	330

Interest paid by issuance of common shares (note 11)	307,069	-	231	-	-	231

Conversion of convertible debentures (note 11)	17,036	-	16	-	-	16

Warrants exercised (note 14)	4,044,606	-	2,295	-	-	2,295

Options exercised (note 14)	60,000	-	33	-	-	33

Stock-based compensation (note 14)	-	-	370	-	-	370

Net loss for the year	-	-	-	(10,108)	-	(10,108)

Balance – December 31, 2018	93,477,473	$1	$42,048	$(30,896)	$(1,166)	$9,987

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2018 and 2017
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2018	2017

Revenues (note 17)	$1,824	$5,195

Total revenues	1,824	5,195

Expenses
Cost of royalty, license and other revenue	-	373
Research and development expense	5,104	2,615
Selling, general and administrative expense	4,999	3,965
Depreciation of tangible assets	719	735

Total expenses	10,822	7,688

Operating loss	(8,998)	(2,493)

Interest income	11	11

Financing and interest expense	(1,121)	(569)

Net financing and interest expense	(1,110)	(558)

Loss before income taxes	(10,108)	(3,051)

Income taxes (note 16)	-	-

Net loss	(10,108)	(3,051)

Other comprehensive income (loss)
Change in fair value	3	71
Foreign currency translation adjustment	(532)	311
	(529)	382

Comprehensive loss	$(10,637)	$(2,669)

Basic and diluted:
Weighted average number of shares outstanding	74,121,922	66,152,830

Basic and diluted loss per common share (note 20)	$(0.14)	$(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2018 and 2017
(Expressed in Thousands of U.S. Dollars ($’000) Except Share and Per Share Data)

	2018	2017
Funds (used) provided -
Operating activities
Net loss	$(10,108)	$(3,051)
Depreciation of tangible assets	719	735
Stock-based compensation	370	315
Accretion expense	396	123
DSU expense	160	-
Interest paid by issuance of common shares	231	-
Conversion of convertible debentures	(16)	-
	(8,248)	(1,878)
Changes in non-cash items related to operations:
Accounts receivable	(192)	421
Prepaid expenses	(259)	363
Investment tax credits receivable	(102)	(68)
Inventory	(375)	-
Security deposits	(11)	-
Accounts payable and accrued liabilities	658	408
Deferred revenue	-	(3,634)
Deferred lease obligations	(1)	5
Net change in non-cash items related to operations	(282)	(2,505)
Net cash used in operating activities	(8,530)	(4,383)

Financing activities
Repayment of long-term debt	(749)	(708)
Proceeds from exercise of warrants and stock options	2,328	1,238
Net proceeds from private placement	4,004	-
Transaction costs of private placement	(82)	-
Net proceeds from public offering	11,405	-
Transaction costs of public offering	(502)	-
Net proceeds from issuance of convertible debentures	-	5,469
Convertible debentures issuance costs	-	(491)
Net cash provided by financing activities	16,404	5,508

Investing activities
Additions to leasehold improvements and equipment	(1,096)	(973)
Acquisitions of short-term investments	(4,273)	(3,952)
Redemptions of short-term investments	3,192	4,718
Net cash used in investing activities	(2,177)	(207)

Increase in cash	5,697	918
Effect of foreign exchange on cash	(473)	61
Cash

Beginning of year	1,591	612
End of year	$6,815	$1,591

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

1.	Basis of Presentation

IntelGenx Technologies Corp. (“IntelGenx” or the “Company”) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“USA”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

2.	Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2018, the Company had cash and short-term investments totaling approximately $10,995. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

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

The Company’s product pipeline currently consists of 11 products in various stages of development from inception through commercialization, including products for the treatment of major depressive disorder, opioid dependence, hypertension, erectile dysfunction, migraine, schizophrenia, idiopathic pulmonary fibrosis, and pain management. Of the products currently under development, 9 utilize the VersaFilm™ technology, one utilizes the VersaTab™ technology, and one utilizes the AdVersa™ technology.

4.	Adoption of New Accounting Standards

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018 using the modified retrospective method. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

4.	Adoption of New Accounting Standards (Cont’d)

ASC 606 uses the terms “contract asset” and “contract liability” to describe what might more commonly be known as “accrued revenue” and “deferred revenue”. The Company has adopted the terminology used in ASC 606 to describe such balances.

The Company’s accounting policies for its revenue streams are disclosed in Note 5 below. Apart from providing more extensive disclosures on the Company’s revenue transactions, the application of ASC 606 has not had a significant impact on the financial position and/or financial performance of the Company.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

4.	Adoption of New Accounting Standards (Cont’d)

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

5.	Summary of Significant Accounting Policies

Revenue Recognition

The Company may enter into licensing and collaboration agreements for product development, licensing, supply and manufacturing for its product pipeline. The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations. These contracts are analyzed to identify all performance obligations forming part of these contracts. The transaction price of the contract is then determined. The transaction price is allocated between all performance obligations on a residual standalone selling price basis. The stand-alone selling price is estimated based on the comparable market prices, expected cost plus margin and the Company’s historical experience.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

Research and Development Revenue

Revenues with corporate collaborators are recognized as the performance obligations are satisfied over time, and the related expenditures are incurred pursuant to the terms of the agreement.

Licensing and Collaboration Arrangements

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

For the year ended December 31, 2017, the Company’s revenue recognition policy is as follows:

The Company enters into product development agreements with collaborators for the research and development and manufacturing of novel oral immediate-release and controlled-release products. The terms of these agreements may include non-refundable exclusivity, signing and licensing fees, funding for research, development and manufacturing, milestone payments and royalties on any product sales derived from collaborations. The Company typically receives non-refundable, up-front payments when licensing its intellectual property and know- how, which often occurs in conjunction with a research and development agreement. The Company analyses its multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and qualifies for treatment as a separate unit of accounting under multiple-element arrangement guidance. License fees with ongoing involvement or performance obligations that do not have standalone value are recorded as deferred revenue. For the year ended December 31, 2017, the Company recognized up-front licensing fees totaling $416 thousand.

Revenues related to the research and development with corporate collaborators are recognized as other revenue as research and development services are performed. Under these agreements, the Company is required to perform research and development activities as specified in the agreement. For the year ended December 31, 2017, the Company recognized research and development revenues totaling $1,019 thousand.

The Company recognizes revenue from milestones when milestones are achieved, in accordance with the terms of the specific agreements and when collection of the payment is reasonably assured. In addition, the performance criteria for the achievement of milestones are met if substantive effort was required to achieve the milestone and the amount of the milestone payment appears reasonably commensurate with the effort expended. Amounts received in advance of the recognition criteria being met, if any, are included in deferred income. For the year ended December 31, 2017, the Company recognized revenues as a result of sales milestones achieved under a licensing agreement totaling $Nil.

IntelGenx has license agreements that specify that certain royalties are earned by the Company on sales of licensed products in the licensed territories. Royalty revenue is recognized on an accrual basis in accordance with the relevant license agreement. For the year ended December 31, 2017, the Company recognized royalty revenue earned under a licensing agreement totaling $Nil.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible and records recoveries of trade receivables previously written off when they receive them. Management has determined that no allowance for doubtful accounts is necessary in order to adequately cover exposure to loss in its December 31, 2018 accounts receivable (2017: $Nil). A bad debt expense in the amount of $Nil (2017: $29) is recorded in the year ended December 31, 2018.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2018 totaled $289 thousand (2017: $255).

Inventory

The Company values inventory at the lower of cost and net realizable value where net realizable value represents the expected sale price upon disposition less make-ready costs and the costs of disposal and transportation and determines the cost of raw material inventory using the average-cost method. The Company analyzes its inventory levels quarterly and adjusts inventory to its net realizable value, if required, for obsolete, or has a cost basis in excess of its expected net realizable value.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Short-term investments are classified Level 1.

Fair Value of Financial Instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable approximate fair value because of the relatively short period of time between their origination and expected realization.

Recent Accounting Pronouncements

ASU 2018-20 Leases (Topic 842): Narrow-Scope Improvements for Lessors

The FASB issued ASU 2018-20 which addresses the following issues facing lessors when applying the leases standard:

- Sales taxes and other similar taxes collected from lessees. The amendments in the ASU permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs and exclude the costs from being reported as lease revenue with an associated expense.

- Certain lessor costs paid directly by lessees. The amendments in the ASU related to certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

- Recognition of variable payments for contracts with lease and nonlease components. The amendments in the ASU related to recognizing variable payments for contracts with lease and nonlease components require lessors to allocate (rather than recognize as currently required in the new leases standard) certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with the new leasing guidance, while the amount of variable payments allocated to nonlease components will be recognized in accordance with other accounting guidance, such as revenue from contracts with customers.

These amendments are effective when the entity first applies Topic 842.

ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses

The FASB issued ASU 2018-19 which mitigates transition complexity by requiring entities other than public business entities, including not-for-profit organizations and certain employee benefit plans, to implement the credit losses standard issued in 2016, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. This aligns the implementation date for their annual financial statements with the implementation date for their interim financial statements. The guidance also clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard.

These amendments are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2018-18 Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606

The FASB issued ASU 2018-18 which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard.

The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.

These amendments are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

-The valuation processes for Level 3 fair value measurements; and

-For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

ASU 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share- Based Payment Accounting

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

5.	Summary of Significant Accounting Policies (Cont’d)

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

These amendments are effective for a public business entity for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has begun the process of evaluating the impact of this Statement on its consolidated financial statements and has identified all outstanding leases.

6.	Short-term investments

As at December 31, 2018, short-term investments consisting of mutual funds (CAD$5,703 million) are with a Canadian financial institution having a high credit rating. As at December 31, 2017, short-term investments consisted of mutual funds (CAD$3,589 million) and term deposits ($450 thousand).

7.	Inventory

Inventory as at December 31, 2018 consisted of raw materials in the amount of $375 (2017: $Nil).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

8.	Leasehold improvements and Equipment

			2018	2017
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,092	$580	$3,512	$2,953
Laboratory and office equipment	1,273	711	562	759
Computer equipment	106	67	39	44
Leasehold improvements	3,039	904	2,135	2,590

	$8,510	$2,262	$6,248	$6,346

From the balance of manufacturing equipment, an amount of $1,703 thousand (2017: $822 thousand) represents assets which are still under construction as at December 31, 2018 and are consequently not depreciated. The commitment of the Company for the remainder of the project is as disclosed in note 13.

9.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($183 thousand) and corporate credits cards of up to CAD$75 thousand ($55 thousand), and foreign exchange contracts limited to CAD$425 thousand ($312 thousand). Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 10) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,115,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2018, the Company was not in compliance with its financial covenants and has not drawn on its credit facility. The Company has obtained a waiver from the lender.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

10.	Long-term debt

The components of the Company’s debt are as follows:

	December 31, 2018	December 31, 2017
	$	$

Term loan facility	1,502	2,233
Secured loan	330	531
Total debt	1,832	2,764

Less: current portion	692	772

Total long-term debt	1,140	1,992

The Company’s term loan facility consists of a total of CAD$4 million ($2.93 million) bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($45 thousand). The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 9).

The secured loan has a principal balance authorized of CAD$1 million ($733 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($12 thousand). The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at December 31, 2018, the Company was not in compliance with its financial covenants. The Company has obtained a waiver from the lender.

Principal repayments due in each of the next three years are as follows:

2019	692 (CAD 945)
2020	692 (CAD 945)
2021	448 (CAD 610)

11.	Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the “Offering”) of convertible unsecured subordinated debentures of the Corporation (the “Debentures”) for gross aggregate proceeds of CAD$6,838,000 ($5,012,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,012,000) of Debentures at a price of CAD$1,000 ($733) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($0.99) (the “Conversion Price”) per common share of the Corporation (“Share”), being a conversion rate of approximately 740 Shares per CAD$1,000 ($733) principal amount of Debentures, subject to adjustment in certain events.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

11.	Convertible Debentures (Cont’d)

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($559,000).

Together with the principal amount of CAD$6,838,000 ($5,012,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 of Debentures at a price of CAD$1,000 ($733) per Debenture.

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 ($907,000) were recorded against the liability. The accretion expense for the period ended December 31, 2018 amounts to CAD$383,000 ($296,000) compared to CAD$160,000 ($123,000) for the year ended December 31, 2017.

During the year ended December 31, 2018, CAD$23,000 ($17,000) of convertible debentures were converted into 17,036 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $16 thousand.

The components of the convertible debentures are as follows:

	December 31,	December 31,
	2018	2017

Face value of the convertible debentures	$5,556	$6,058
Transaction costs	(907)	(986)
Accretion	398	127
Convertible debentures	$5,047	$5,199

Interest accrued during the year ended December 31, 2018 on the convertible debentures amounts to CAD$607 thousand ($468 thousand) out of which CAD$304 thousand ($231 thousand) was paid by issuance of 307,069 common shares on July 3, 2018 and CAD$303 thousand ($237 thousand) was paid in cash on December 28, 2018. Interest accrued as at December 31, 2017 on the convertible debentures amounts to CAD$287 thousand ($221 thousand) and was paid on December 29, 2017. The interest expense on the convertible debentures is recorded in financing and interest expense.

12.	Convertible Notes

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

12.	Convertible Notes (Cont’d)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2018 amounts to $98,000. The warrants have been recorded as equity.

The components of the convertible notes are as follows:

December 31,
2018

Attributed value of net proceeds to convertible notes	$975
Accretion	98
Convertible notes	$1,073

The interest on the convertible notes for the year ended December 31, 2018 amounts to $63 thousand and is recorded in financing and interest expense.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component. Management has determined the value attributed to the common stock is $1,460 and $437 for the warrants issued, resulting in an increase in additional paid-in-capital of $1,897.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

13.	Commitments

On April 24, 2015 the Company entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The Lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease IntelGenx is required to pay base rent of approximately CAD$110 thousand (approximately $81 thousand) per year, which will increase at a rate of CAD$0.25 ($0.18) per square foot every two years.

On March 6, 2017 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec (the “Lease”). The lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CAD$74 thousand (approximately $54 thousand) per year, which will increase at a rate of CAD$0.25 ($0.18) per square foot every two years. IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $1,058 thousand, as follows:

2019	140
2020	143
2021	145
2022	148
2023	150
Thereafter	332

The Company has initiated a project to expand the existing manufacturing facility. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2018 an amount of Euro1,395 thousand has been paid with respect to these agreements (note 8).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

14.	Capital Stock

	2018	2017
Authorized -

200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

93,477,473 (December 31, 2017: 67,031,467) common shares	$1	$1

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

In connection with the Offering, the Company paid to the Agents a cash commission of approximately $157,800 in the aggregate and issued non-transferable agents’ warrants to the Agents, entitling the Agents to purchase 243,275 common shares at a price of $0.80 per share until June 1, 2021. Management has determined the value of the agents’ warrants to be $50,000, resulting in an increase in additional paid-in-capital of $50 thousand.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component, resulting in an increase in additional paid-in-capital of $1,897. Management has determined the value attributed to common stock is $1,460 and $437 for the warrants issued.

Private Placement Financing

On November 13, 2018, the Company announced the closing of Tilray Inc.’s strategic investment in IntelGenx by was of a private placement. Pursuant to the private placement, the Company issued 1,428,571 common shares at a subscription price of $0.70 per common share for gross proceeds of $1,000,000, resulting in an increase in additional paid-in capital of $1,000,000.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

14.	Capital Stock (Cont’d)

Public Offering

On October 22, 2018, IntelGenx announced the closing of 17,144,314 units at a price of US$0.70 for gross proceeds of approximately US$12 million in the United States and the Canadian provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec.

On October 26, 2018 IntelGenx announced that Echelon Wealth Partners Inc., who acted as the Company’s exclusive placement agent in Canada in connection with the Offering, had exercised its option to place a further 903,610 Units pursuant to its over-allotment option, resulting in additional gross proceeds to the Company of US$632,527.

Each Unit will consist of one share of common stock of the Company and one half of one warrant, each whole Warrant to purchase one share of common stock of the Company at an exercise price of US$1.00 per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance. Management has determined the value attributed to common stock is $9,187 and $1,436 for the warrants issued, resulting in an increase in additional paid-in-capital of $10,623.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately $560,000 in the aggregate and issued non-transferable agents’ warrants to the Agents, entitling the Agents to purchase 1,226,360 common shares at a price of $0.875 per share until June 1, 2021. Management has determined the value of the agents’ warrants to be $280,000, resulting in an increase in additional paid-in-capital of $280 thousand.

The proceeds of the Units are attributed to equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds

Common stock	$10,926	$1,739	$9,187
Warrants	1,708	272	1,436
	$12,634	$2,011	$10,623

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

14.	Capital Stock (Cont’d)

Stock options

During the year ended December 31, 2018 a total of 60,000 stock options were exercised for 60,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $33 thousand, resulting in an increase in additional paid-in capital of $33 thousand.

During the year ended December 31, 2017 a total of 135,000 stock options were exercised for 135,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $62 thousand, resulting in an increase in additional paid-in capital of $62 thousand.

Stock-based compensation of $370 thousand and $315 thousand was recorded during the year ended December 31, 2018 and 2017 respectively. An amount of $356 thousand (2017 - $309 thousand) expensed relates to stock options granted to employees and directors and an amount of $14 thousand (2017- $6 thousand) relates to stock options granted to consultants during the year ended December 31, 2018 and 2017. As at December 31, 2018 the Company has $453 thousand (2017 - $196 thousand) of unrecognized stock-based compensation, of which $83 thousand (2017 – $5) relates to options granted to consultants.

Warrants

In the year ended December 31, 2018 a total of 4,044,606 warrants were exercised for 4,044,606 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $2,295 thousand, resulting in an increase in additional paid-in capital of approximately $2,295 thousand.

In the year ended December 31, 2017 a total of 2,084,447 warrants were exercised for 2,084,447 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,176 thousand, resulting in an increase in additional paid-in capital of approximately $1,176 thousand.

15.	Additional Paid-In Capital

Stock Options

On May 9, 2016, the Board of Directors of the Company adopted the 2016 Stock Option Plan which amended and restated the 2006 Stock Option. As a result of the adoption of the 2016 Stock Option Plan, no additional options will be granted under the 2006 Stock Option Plan and all previously granted options will be governed by the 2016 Stock Option Plan. The 2016 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. A total of 9,347,747 shares of common stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. Options may be granted under the 2016 Stock Option Plan on terms and at prices as determined by the Board except that the options cannot be granted at less than the market closing price of the common stock on the TSX- V. on the date prior to the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. The 2016 Stock Option Plan provides the Board with more flexibility when setting the vesting schedule for options which was otherwise fixed in the 2006 Stock Option Plan.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

15.	Additional Paid-In Capital (Cont’d)

The fair value of options granted has been estimated according to the Black-Scholes valuation model and based on the weighted average of the following assumptions for options granted to employees and directors during the years ended:

	2018	2017
Exercise price	0.74	0.82
Expected volatility	59%	60%
Expected life	5.63 years	5.34 years
Risk-free interest rate	2.73%	1.85%
Dividend yield	Nil	Nil

The weighted average fair value of the options granted to employees and directors during the year ended December 31, 2018 is $0.40 (2017 - $0.44) .

The weighted average fair value of the options granted to consultants during the year ended December 31, 2018 is $0.19. No options were granted to consultants during the year ended December 31, 2017.

Information with respect to employees and directors stock option activity for 2017 and 2018 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2017	2,660,000	0.60

Granted	659,818	0.82
Forfeited	(170,000)	(0.63)
Expired	(75,000)	(0.65)
Exercised	(135,000)	(0.46)

Outstanding – December 31, 2017	2,939,818	0.65

Granted	1,250,000	0.74
Forfeited	(175,000)	(0.69)
Expired	(100,000)	(0.52)
Exercised	(60,000)	(0.56)

Outstanding – December 31, 2018	3,854,818	0.68

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

15.	Additional Paid-In Capital (Cont’d)

Information with respect to consultant’s stock option activity for 2017 and 2018 is as follows:

		Weighted average
	Number of options	exercise price
		$

Outstanding – January 1, 2017 and December 31, 2017	50,000	0.73

Granted	500,000	0.72

Outstanding – December 31, 2018	550,000	0.72

Details of stock options outstanding as at December 31, 2018 are as follows:

	Outstanding options				Exercisable options

			Weighted			Weighted
		Weighted average	average	Aggregate		average	Aggregate
Exercise	Number of	remaining	exercise	intrinsic	Number of	exercise	intrinsic
prices	options	contractual life	price	value	options	price	value
$		(years)	$	$		$	$

0.41	325,000	0.15	0.03		325,000	0.05
0.53	125,000	0.03	0.02		125,000	0.02
0.58	675,000	0.24	0.09		675,000	0.14
0.62	200,000	0.06	0.03		200,000	0.04
0.66	275,000	0.58	0.04		68,750	0.02
0.70	475,000	0.43	0.08		-	-
0.73	600,000	0.99	0.10		600,000	0.15
0.76	945,000	1.98	0.16		345,000	0.09
0.77	359,818	0.71	0.06		179,909	0.05
0.78	100,000	0.06	0.02		-	-
0.79	25,000	0.05	0.00		25,000	0.01
0.89	300,000	0.55	0.06		300,000	0.09
	4,404,818	5.83	0.69	43,500	2,843,659	0.66	43,500

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

15.	Additional Paid-In Capital (Cont’d)

Stock-based compensation expense recognized in 2018 with regards to the stock options was $345 thousand (2017: $315 thousand). As at December 31, 2018 the Company has $453 thousand (2017 - $196 thousand) of unrecognized stock-based compensation, of which $83 thousand (2017 – $5 thousand) relates to options granted to consultants. The amount of $453 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and directors to accelerate and would result in $453 thousand being charged to stock-based compensation expense.

Warrants

In the year ended December 31, 2018 a total of 4,044,606 warrants were exercised for 4,044,606 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $2,295 thousand, resulting in an increase in additional paid-in capital of approximately $2,295 thousand.

In the year ended December 31, 2017 a total of 2,084,447 warrants were exercised for 2,084,447 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,176 thousand, resulting in an increase in additional paid-in capital of approximately $1,176 thousand.

Information with respect to warrant activity for 2017 and 2018 is as follows:

	Number of	Weighted average
	warrants	exercise price
	(All Exercisable)	$
Outstanding – January 1, 2017	6,174,358	0.5646

Exercised	(2,084,447)	(0.5646)

Expired	(19,009)	(0.5646)

Outstanding - December 31, 2017	4,070,902	0.5646

Granted	12,954,397	0.9464

Exercised	(4,044,606)	(0.5675)

Expired	(76,296)	(0.5646)

Outstanding - December 31, 2018	12,904,397	0.9470

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

15.	Additional Paid-In Capital (Cont’d)

Deferred Share Units (“DSUs”)

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non- employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units (“DSUs”) to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. On May 16, 2018, 287,355 DSUs have been granted under the DSU Plan as of the date of this filing, accordingly, an amount of $160 thousand has been recognized in general and administrative expenses.

Performance and Restricted Share Units (“PRSUs”)

At the Annual Meeting on May 8, 2018, the shareholders approved the IntelGenx Technologies Corp. Performance and Restricted Share Unit Plan (PRSU Plan) which the Board of Directors had approved on March 19, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers of the Company and its Subsidiaries and to reward such executive officers for their contributions toward the long-term goals and success of the Company and to enable and encourage such executive officers to acquire shares of Common Stock as long-term investments and proprietary interests in the Company. As at December 31, 2018, 53,846 rewards have been issued under the PRSU Plan, accordingly an amount of $25 thousand has been recognized as stock-based compensation in general and administrative expenses.

16.	Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

	2018	2017
Statutory income taxes	$(2,421)	$(794)
Net operating losses for which no tax benefits have been recorded	1,185	346
Deficiency of depreciation over capital cost allowance	(236)	(235)
Non-deductible expenses	422	239
Undeducted research and development expenses	1,167	525
Investment tax credit	(117)	(81)

	$-	$-

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

16.	Income Taxes (Cont’d)

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2018	2017

Leasehold improvements and equipment	$418	$252
Net operating losses carryforward	4,170	2,620
Undeducted research and development expenses	2,774	2,054
Non-refundable tax credits carryforward	1,982	1,553

	9,344	6,479

Valuation allowance	(9,344)	(6,479)

	$-	$-

As at December 31, 2018, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance. Although management believes that certain of the net operating losses will be applied against earnings in 2019, management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

There were Canadian and provincial net operating losses of approximately $14,934 thousand (2017: $9,560 thousand) and $16,498 thousand (2017: $10,052 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2038. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2018, the Company had non-refundable tax credits of $1,981 thousand (2017: $1,553 thousand) of which $8 thousand is expiring in 2026, $9 thousand is expiring in 2027, $165 thousand is expiring in 2028, $145 thousand is expiring in 2029, $124 thousand is expiring in 2030, $131 thousand is expiring in 2031, $164 thousand is expiring in 2032, $109 thousand is expiring in 2033, $83 thousand expiring in 2034, $97 thousand is expiring in 2035, $135 thousand expiring in 2036, $257 thousand is expiring in 2037 and $554 thousand expiring in 2038 and undeducted research and development expenses of $10,663 thousand (2017: $7,532 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

16.	Income Taxes (Cont’d)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2018:

Tax Jurisdictions	Tax Years
Federal - Canada	2014 and onward
Provincial - Quebec	2014 and onward
Federal - USA	2014 onward

17.	Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	December 31, 2018	December 31, 2017

Research and development agreements	$1,824	$1,019
Licensing agreements	-	416
Deferred revenue (sale of future royalties)	-	3,760
	$1,824	$5,195

The following table presents our revenues disaggregated by timing of recognition:

	December 31, 2018	December 31, 2017

Product and services transferred at point in time	$-	$416
Products and services transferred over time	1,824	4,779
	$1,824	$5,195

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

17.	Revenues (Cont’d)

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	December 31, 2018	December 31, 2017

Europe	$1,715	1,005
Canada	109	399
U.S.	-	3,760
Other foreign countries	-	31
	$1,824	$5,195

Remaining performance obligations

As at December 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,509 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,854 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,751 in commercial sales milestone payments, the majority of which is expected to be recognized in the next five years, but is wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

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

18.	Statement of Cash Flows Information

In US$ thousands	2018	2017

Additional Cash Flow Information:

Interest paid	$476	$408

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Expressed in U.S. Funds)

19.	Related party transactions

Included in management salaries are $75 thousand (2017 - $10 thousand) for options and PRSUs granted to the Chief Executive Officer, $46 thousand (2017 - $37 thousand) for options and PRSUs granted to the Chief Financial Officer, $Nil thousand (2017 - $3 thousand) for options granted to the former Vice President, Operations, $24 thousand (2017 - $9) for options granted to the Vice-President, Research and $54 thousand for options granted to Vice-President, Business and Corporate Development (2017 – $34) under the 2016 Stock Option Plans and $11 thousand (2017 - $131 thousand) for options granted to non-employee directors.

Included in general and administrative expenses are director fees of $250 thousand (2017: $256 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

20.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the year. Common equivalent shares from stock options, warrants and convertible debentures are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

21.	Subsequent events

Subsequent to the end of the year, a total of 50,000 options were exercised for 50,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $21 thousand.