Form 10-Q
period 2019-03-31
IntelGenx Technologies Corp.
filed 2019-05-09
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

93,527,474 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of May 9, 2019.

IntelGenx Technologies Corp.

Form 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Reserved	34
Item 5.	Other Information	35
Item 6.	Exhibits	35
	Signatures	35

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	March 31,	December 31,
	2019	2018

Assets

Current

Cash	$6,627	$6,815
Short-term investments	2,005	4,180
Accounts receivable	674	815
Prepaid expenses	395	462
Investment tax credits receivable	518	416
Inventory (note 5)	383	375
Total current assets	10,602	13,063

Leasehold improvements and equipment, net (note 6)	6,279	6,248

Security deposits	722	707

Operating lease right-of-use asset	722	-

Total assets	$18,325	$20,018

Liabilities

Current

Accounts payable and accrued liabilities	1,741	2,030
Current portion of long-term debt (note 8)	725	692
Current portion of operating lease liability	131	-

Total current liabilities	2,597	2,722

Deferred lease obligations	-	49

Long-term debt (note 8)	987	1,140

Convertible debentures (note 9)	5,231	5,047

Convertible notes (note 10)	1,114	1,073

Operating lease liability	594	-

Total liabilities	10,523	10,031

Shareholders' equity

Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 93,527,473 shares issued and outstanding (2018: 93,477,473 common shares) (note 11)	1	1
Additional paid-in capital (note 12)	42,155	42,048
Accumulated deficit	(33,435)	(30,896)
Accumulated other comprehensive loss	(919)	(1,166)

Total Shareholders’ Equity	7,802	9,987

	$18,325	$20,018

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended March 31, 2019
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2018	93,477,473	$1	$42,048	$(30,896)	$(1,166)	$9,987

Modified retrospective adjustment upon adoption of ASC 842	-	-	-	49	-	49

Other comprehensive income	-	-	-	-	247	247

Options exercised (note 12)	50,000	-	21	-	-	21

Stock-based compensation (note 12)	-	-	86	-	-	86

Net loss for the period	-	-	-	(2,588)	-	(2,588)

Balance – March 31, 2019	93,527,473	$1	$42,155	$(33,435)	$(919)	$7,802

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2019	2018

Revenues (note13)	$416	$239

Total Revenues	416	239

Expenses

Research and development expense	860	797
Selling, general and administrative expense	1,704	1,280
Depreciation of tangible assets	171	183

Total expenses	2,735	2,260

Operating loss	(2,319)	(2,021)

Interest income	29	-

Financing and interest expense	(298)	(243)

Net financing and interest expense	(269)	(243)

Net Loss	(2,588)	(2,264)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	223	(72)

Change in fair value	24	(5)

	247	(77)

Comprehensive loss	$(2,341)	$(2,341)

Basic and Diluted Weighted Average Number of Shares Outstanding	93,519,140	67,404,467

Basic and Diluted Loss Per Common Share (note 16)	$(0.03)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2019	2018

Funds (used) provided -

Operating activities

Net loss	$(2,588)	$(2,264)
Depreciation of tangible assets	171	183
Stock-based compensation	86	50
Accretion expense	120	73
DSU expense	210	-
Lease expense	3	-
	(1,998)	(1,958)
Changes in non-cash items related to operations:
Accounts receivable	141	(32)
Prepaid expenses	67	(172)
Investment tax credits receivable	(102)	(69)
Accounts payable and accrued liabilities	(501)	40
Net change in non-cash items related to operations	(395)	(233)
Net cash used in operating activities	(2,393)	(2,191)

Financing activities
Repayment of long-term debt	(159)	(187)
Proceeds from exercise of warrants and stock options	21	395
Net cash (used in) provided by financing activities	(138)	208

Investing activities
Additions to leasehold improvements and equipment	(70)	(438)
Redemption of short-term investments	3,731	1,515
Acquisition of short-term investments	(1,469)	-
Net cash provided by investing activities	2,192	1,077

Increase (decrease) in cash	(339)	(906)

Effect of foreign exchange on cash	151	(67)

Cash

Beginning of period	6,815	1,591

End of period	$6,627	$618

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2019, the Company had cash and short-term investments totaling approximately $8,632. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
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

The Company adopted Topic 842 Leases with a date of the initial application of January 1, 2019. As a result, the Company has changed its accounting policy for leases as detailed below.

The Company adopted Topic 842 using a modified retrospective approach with a date of initial application of January 1, 2019, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in selling, general and administrative expense. Finance lease charges are split, where amortization of the right-of-use asset is recorded in selling, general and administrative expense and an implied interest component is recorded in financing and interest expense. At the moment of initial application, the Company did not hold any Finance leases. The expense recognition for operating leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive loss for each period presented.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

The adoption of ASC 842 had a substantial impact on the Company’s balance sheet. The most significant impact was the recognition of the operating lease right-of-use asset and operating lease liability. Upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $726 to operating lease right-of-use asset and the related operating lease liability. The operating lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term and the tenor. As permitted under ASC 842, the Company elected to use the practical expedient that permits to use hindsight in determining the lease term. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet as et December 31, 2018 was:

	As reported	Adoption of ASC 842	Balance
	December 31, 2018	Increase (Decrease)	January 1, 2019
Operating lease right-of-use assets	$ -	$ 726	$ 679
Total assets	20,018	726	20,744
Total current liabilities	2,722	127	2,849
Deferred lease obligations	49	(49)	-
Operating lease liability	-	599	599
Total liabilities	10,031	677	10,708
Total shareholders’ equity	9,987	49	10,036
Total liabilities and shareholders’ equity	20,018	726	20,744

The FASB issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s financial position of results.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

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

Leases

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria.

Substantially all of the Company’s operating leases are comprised of office space and property leases and the Company does not hold any finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s secured incremental borrowing rate for the same term as the underlying lease.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease modifications result in remeasurement of the lease liability.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.

The Company has elected not to recognize right-of-use assets and lease liabilities for short-tern leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.

Recent Accounting Pronouncements

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

These amendments are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

5.	Inventory

Inventory as at March 31, 2019 consisted of raw materials in the amount of $383 (2018: $375).

6.	Leasehold Improvements and Equipment

			March 31,	December 31,
			2019	2018
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,203	$653	$3,550	$3,512
Laboratory and office equipment	1,313	755	558	562
Computer equipment	109	72	37	39
Leasehold improvements	3,134	1,000	2,134	2,135

	$8,759	$2,480	$6,279	$6,248

From the balance of manufacturing equipment, an amount of $1,738 thousand (2018: $1,703 thousand) represents assets which are still under construction as at March 31, 2019 and are consequently not depreciated.

7.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($187 thousand) and corporate credits cards of up to CAD$75 ($56 thousand) and $56 thousand, and foreign exchange contracts limited to CAD$425 thousand ($318 thousand). Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 8) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,180,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at March 31, 2019, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

8.	Long-term Debt

The components of the Company’s debt are as follows:

	March 31, 2019	December 31, 2018
	$	$

Term loan facility	1,400	1,502
Secured loan	312	330
Total debt	1,712	1,832

Less: current portion	725	692

Total long-term debt	987	1,140

The Company’s term loan facility consists of a total of CAD$4 million ($3.09 million) bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($46 thousand). The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 7).

The secured loan has a principal balance authorized of CAD$1 million ($748 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($13 thousand) from January 2017 to March 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next three years are as follows:

2019	548 (CAD 733)
2020	707 (CAD 945)
2021	457 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

9.	Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the “Offering”) of convertible unsecured subordinated debentures of the Corporation (the “Debentures”) for gross aggregate proceeds of CAD$6,838,000 ($5,117,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,117,000) of Debentures at a price of CAD$1,000 ($748) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($1.01) (the “Conversion Price”) per common share of the Corporation (“Share”), being a conversion rate of approximately 740 Shares per CAD$1,000 ($748) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($570,000).

Together with the principal amount of CAD$6,838,000 ($5,117,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,687,000) of Debentures at a price of CAD$1,000 ($748) per Debenture.

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 ($926,000) were recorded against the liability. The accretion expense for the three-month period ended March 31, 2019 amounts to CAD$105,000 ($79,000), compared to CAD$91,000 ($73,000) for the comparative period in 2018.

The components of the convertible debentures are as follows:

	March 31,	December 31,
	2019	2018

Face value of the convertible debentures	$5,672	$5,556
Transaction costs	(926)	(907)
Accretion	485	398
Convertible debentures	$5,231	$5,047

The interest accrued on the convertible debentures for the three-month period ended March 31, 2019 amounts to CAD$152 thousand ($114 thousand) and is recorded in financing and interest expense. The interest on the convertible debentures amounted to CAD$152 thousand ($120 thousand) for the three-month period ended March 31, 2018.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

10.	Convertible Notes

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2019 amounts to $42,000 (2018: $Nil).

The components of the convertible notes are as follows:

	March 31,	December 31,
	2019	2018

Attributed value of net proceeds to convertible notes	$975	$975
Accretion	139	98
Convertible note	$1,114	$1,073

The interest on the convertible notes for the three-month period ended March 31, 2019 amounts to $24 thousand and is recorded in financing and interest expense (2018: $Nil).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

11.	Capital Stock

	March 31,	March 31,
	2019	2018
Authorized -

200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

93,527,473 (December 31, 2018 - 93,477,473) common shares	$1	$1

12.	Additional Paid-In Capital

Stock options

On March 27, 2019, 100,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.69. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $40 thousand

On January 16, 2018, 100,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.79. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $44 thousand.

During the three-month period ended March 31, 2019 a total of 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $21 thousand, resulting in an increase in additional paid-in capital of $33 thousand. No stock options were exercised during the three- month period ended March 31, 2018.

Compensation expenses for stock-based compensation of $86 thousand and $50 thousand were recorded during the three-month periods ended March 31, 2019 and 2018, respectively. An amount of $74 thousand expensed in the three-month period ended March 31, 2019 relates to stock options granted to employees and directors and an amount of $12 thousand relates to stock options granted to consultants. An amount of $48 thousand expensed in the three-month period ended March 31, 2018 relates to stock options granted to employees and directors and an amount of $2 thousand relates to stock options granted to a consultant. As at March 31, 2019, the Company has $416 thousand (2018 - $181 thousand) of unrecognized stock-based compensation.

Warrants

During the three-month period ended March 31, 2018 a total of 700,000 warrants were exercised for 700,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $395 thousand, resulting in an increase in additional paid-in capital of approximately $395 thousand. No warrants were exercised during the three-month period ended March 31, 2019.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

12.	Additional Paid-In Capital (Cont’d)

Deferred Share Units (“DSUs”)

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non- employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units (“DSUs”) to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. On March 27, 2019, 271,740 DSUs have been granted under the DSU Plan, accordingly, an amount of $179 thousand has been recognized in general and administrative expenses.

Performance and Restricted Share Units (“PRSUs”)

At the Annual Meeting on May 8, 2018, the shareholders approved the IntelGenx Technologies Corp. Performance and Restricted Share Unit Plan (PRSU Plan) which the Board of Directors had approved on March 19, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers of the Company and its Subsidiaries and to reward such executive officers for their contributions toward the long-term goals and success of the Company and to enable and encourage such executive officers to acquire shares of Common Stock as long-term investments and proprietary interests in the Company. No PRSUs were granted during the three-month periods ended March 31, 2019 and 2018.

13.	Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	March 31, 2019	March 31, 2018

Research and development agreements	$416	$239

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

13.	Revenues (Cont’d)

The following table presents our revenues disaggregated by timing of recognition:

	March 31, 2019	March 31, 2018

(in U.S. $ thousands)

Product and services transferred at point in time	$372	$-
Products and services transferred over time	44	239
	$416	$239

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2019	March 31, 2018

Europe	$385	204
Canada	31	35
	$416	$239

Remaining performance obligations

As at March 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,510 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,479 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,751 in commercial sales milestone payments, the majority of which is expected to be recognized in the next five years, but is wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

14.	Leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the three-month period ended March 31, 2019 included in general and administrative expenses is $38 thousand. The cash outflows from operating leases for the three-month period ended March 31, 2019 was $35 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at March 31, 2019 were 6.9 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as et March 31, 2019 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2019 Remainder	$107
2020	146
2021	148
2022	151
2023	153
2024	157
Thereafter	183
Total undiscounted lease payments	1,045
Less: Interest	320
Present value of lease liabilities	$725

Current portion of operating lease liability	$131
Operating lease liability	$594

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2019
(Expressed in U.S. Funds)
(Unaudited)

15.	Related Party Transactions

Included in management salaries are $20 thousand (2018 - $8) for options granted to the Chief Executive Officer, $14 thousand (2018 - $3 thousand) for options granted to the Chief Financial Officer, $5 (2018 - $3 ) for options granted to the Vice President, Operations, $8 thousand (2018 - $4 thousand) for options granted to the Vice- President, Research and Development, $8 thousand (2018 – $11 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan and $Nil (2018 - $3 thousand) for options granted to non-employee directors.

Also included general and administrative expense for the three-month period ended March 31, 2019 are director fees of $58 thousand (2018 - $69 thousand) and DSU of $210 thousand (2018: $Nil).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the three-month period ended March 31, 2019 and 2018.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2018. In preparing this MD&A, we have taken into account information available to us up to May 9, 2019, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2018 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Lifecycle Management Opportunities

We are seeking to position our delivery technologies as an opportunity for lifecycle management of products for which patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act. Such applications, known as a "505(b)(2) NDA", are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication. A 505(b)(2) NDA may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. The first formulation for a respective active ingredient filed with the FDA under a 505(b)(2) application may qualify for up to three years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe "505(b)(2) products" represent a viable business opportunity for us.

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

Corporate

Manufacturing facility

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. Since we recently received our cGMP-compliant rating from Health Canada for manufacturing and packaging activities, we anticipate the manufacturing of our products to commence on the second half of 2019.

Expansion to the existing Manufacturing Facility

On March 6, 2018 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2018 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years.  Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $55 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot every two years.  IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners as well as obtaining the necessary funding.  This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities.  The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The Company has signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing.  As at March 31, 2019 an amount of Euro1,425 thousand has been paid.

Most recent key developments

On February 07, 2019, the Company appointed Dr. Rodolphe Obeid to the position of Vice President, Operations of IntelGenx Corp.  Dr. Obeid is an expert in drug delivery systems and polymeric assemblies, who has developed strong technical expertise across a range of operations functions, with a particular emphasis on oral film manufacturing processes, lean manufacturing practices and continuous improvement initiatives. He has held a number of progressive management positions at IntelGenx. Most recently, he served as IntelGenx' Senior Director of Operations, with responsibility for the direction, strategy, planning and execution of IntelGenx' manufacturing operations. In his new role as Vice President, Operations, Dr. Obeid will oversee all operational activities, including manufacturing, packaging, facilities and maintenance, production planning and supply chain management. In addition, he will manage process development and manufacturing scale-up of all internal and external pharmaceutical film projects.

On February 11, 2019, the Company announced the Decision to Grant notice from the Japanese Patent Office to issue a patent entitled "Instantly wettable oral film dosage form without surfactant or polyalcohol."  Once the JPO's administrative process is complete, the patent that issues from this application will provide intellectual property protection in Japan for the formulation of IntelGenx' VersaFilm™ technology used in its RIZAPORT® product, through 2034. RIZAPORT® is an oral thin film formulation of rizatriptan benzoate for the treatment of acute migraines. The Decision to Grant notice is the final approval stage and precedes actual granting, which is expected shortly after the Decision. The identification number is Japanese Patent Application 2016-530631. IntelGenx received a similar formulation patent covering its RIZAPORT® VersaFilm™ technology from the European Patent Office in 2018 and from the United States Patent and Trademark Office in 2016, and has additional applications pending in other countries.

On February 14, 2019, the Company announced that Montreal's Douglas Mental Health University Institute had agreed to participate in IntelGenx's Montelukast VersaFilm™ Phase 2a clinical trial in patients with mild to moderate Alzheimer's Disease. In addition, IntelGenx was also honoured to announce that world-renowned neurologist and clinical researcher, Serge Gauthier MD, FRCPC, had agreed to serve as the site's lead investigator.

Dr. Gauthier is a Professor in the Departments of Neurology & Neurosurgery, Psychiatry and Medicine at McGill University; and Director of the Alzheimer Disease and Related Disorders Research Unit of the McGill Center for Studies in Aging at Douglas Hospital. Dr. Gauthier is also the founder of the Canadian Consortium of Centers for Clinical Cognitive Research (C5R), a not-for-profit research network that facilitates collaboration and partnerships between pharmaceutical companies and Canadian dementia researchers. C5R research sites conduct clinical trials to research and develop treatments for patients with cognitive impairment, AD, as well as other forms of dementia. In addition to authoring numerous research papers, journal articles, and book chapters, he edited an internationally cited textbook titled Clinical Diagnosis and Management of Alzheimer's Disease and co-authored a book for the general public titled La maladie d'Alzheimer: Le guide. Dr. Gauthier was named a member of the Order of Canada in 2015 and Knight of the Ordre National du Québec (2017) for his contributions in the area of Alzheimer's disease research.

Immediately following the end of the quarter, on April 02, 2019, the Company received a Complete Response Letter from the U.S. Food and Drug Administration regarding its resubmitted 505(b)(2) New Drug Application for RIZAPORT® VersaFilm™ for the treatment of acute migraines.  The issues cited in the CRL relate to the Chemistry, Manufacturing and Controls section of the application. The Agency requested additional information, but no new bioequivalence study.

Subsequent to the quarter, on May 8, 2019, the Company announced that it has entered into a definitive worldwide agreement with Aquestive Therapeutics, Inc. ("Aquestive"), a specialty pharmaceutical company focused on developing and commercializing differentiated products to solve therapeutic problems, for the co-development and commercialization of Tadalafil oral films (the "Agreement") for the treatment of erectile dysfunction ("ED").

Under the terms of the Agreement, IntelGenx and Aquestive will each grant to the other exclusive worldwide licenses to their respective intellectual property relating to tadalafil oral film formulation and manufacturing. The companies will jointly undertake further co-development and commercialization of Tadalafil oral film products, and will equally share (50/50) net profits from worldwide product sales. In connection with the Agreement, Aquestive has also granted a non-exclusive, royalty bearing U.S. license to any of its intellectual property that may relate to the formulation and manufacturing of IntelGenx's rizatriptan oral film product, RIZAPORT®.  IntelGenx will pay Aquestive a royalty equal to 10% of all payments received by IntelGenx from third parties for U.S. product related milestones and sales.

Aquestive previously submitted a new drug application ("NDA") for its tadalafil oral film for the treatment of ED to the U.S. Food and Drug Administration ("FDA"). In November 2018, Aquestive received a complete response letter ("CRL") from the FDA requesting limited additional data from healthy volunteers. Under the terms of the Agreement, both companies will cooperate in responding to the FDA's CRL.

Further subsequent to the end of the quarter, on May 8, 2019, the Company announced, that its Board of Directors appointed André Godin to the position of President, in addition to his current position as the Company's Chief Financial Officer. In his newly expanded role, Mr. Godin will have overall responsibility for day-to-day operations, financial reporting and budgeting, as well as managing the Company's relationships and interactions with the investment community.  He will continue to report to the Company's CEO, Dr. Horst G. Zerbe.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2019 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $919 primarily due to the fluctuations in the rates used to prepare our financial statements, $223 of which positively impacted our comprehensive loss for the three-month period ended March 31, 2019. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive Loss to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is a non-US GAAP financial measure. A reconciliation of the Adjusted EBITDA is presented in the table below. The Company uses adjusted financial measures to assess its operating performance. Securities regulations require that companies caution readers that earnings and other measures adjusted to a basis other than US-GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. The Company uses Adjusted EBITDA to measure its performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because the Company believes it provides meaningful information on the Company's financial condition and operating results.

IntelGenx obtains its Adjusted EBITDA measurement by adding to comprehensive loss, finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, for its Adjusted EBITDA calculation. The Company believes it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant's remuneration and can vary significantly with changes in the market price of the Company's shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact core operating performance of the Company may vary significantly from one period to another. As such, Adjusted EBITDA provides improved continuity with respect to the comparison of the Company's operating results over a period of time. Our method for calculating Adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-US-GAAP Financial Information

	Three-month period
	ended March 31,

	2019	2018
	$	$
Comprehensive loss	(2,341)	(2,341)
Add (deduct):
Depreciation	171	183
Finance costs	298	243
Finance income	(29)	-
Share-based compensation	86	50
Other comprehensive loss (income)	(247)	77

Adjusted EBITDA	(2,062)	(1,788)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $274 for the three-month period ended March 31, 2019 to ($2,062) compared to ($1,788) for the three-month period ended March 31, 2018. The decrease in Adjusted EBITDA of $274 for the three-month period ended March 31, 2019 is mainly attributable to an increase in SG&A expenses of $396 before consideration of stock-based compensation and an increase in R&D expenses of $55 before consideration of stock-based compensation, offset by an increase in revenues of $177.

Results of operations for the three-month period ended March 31, 2019 compared with the three-month period ended March 31, 2018.

	Three-month period ended March 31,
	2019	2018
Revenues	$416	$239
Research and Development Expenses	860	797
Selling, General and Administrative Expenses	1,704	1,280
Depreciation of tangible assets	171	183
Operating loss	(2,319)	(2,021)
Net loss	(2,588)	(2,264)
Comprehensive loss	(2,341)	(2,341)

Revenue

Total revenues for the three-month period ended March 31, 2019 amounted to $416, representing an increase of $177 or 74% compared to $239 for the three-month period ended March 31, 2018.  The increase for the three-month period ended March 31, 2019 compared to the last year's corresponding period is mainly attributable to an increase in R&D milestone revenues of $372 offset by a decrease in R&D revenues of $195.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended March 31, 2019 amounted to $860, representing an increase of $63 or 8%, compared to $797 for the three-month period ended March 31, 2018.

The increase in R&D expenses for the three-month period ended March 31, 2019 is mainly attributable to an increase in analytical costs of $214, an increase in lab supplies of $27, as well as an increase in consulting expenses of $24, offset by a decrease in study costs of $172 and an increase in tax credits of $15.

In the three-month period ended March 31, 2019 we recorded estimated Research and Development Tax Credits of $94, compared with $79 that was recorded in the same period of the previous year.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended March 31, 2019 amounted to $1,704, representing an increase of $424 or 33%, compared to $1,280 for the three-month period ended March 31, 2018.

The increase in SG&A expenses for the three-month period ended March 31, 2019 is mainly attributable to increases in salaries and compensation expenses of $287 mainly attributable to DSUs granted to non-employee Directors in Q1 2019 (2018 DSUs were granted and expensed in Q2-2018), investor relations expenses of $167, and by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $141, offset by a decrease in professional fees of $151.

Depreciation of tangible assets

In the three-month period ended March 31, 2019 we recorded an expense of $171 for the depreciation of tangible assets, compared with an expense of $183 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended March 31, 2019 amounted to $86 compared to $50 for the three-month period ended March 31, 2018.

We expensed approximately $74 in the three-month period ended March 31, 2019 for options granted to our employees in 2017 and 2018 under the 2016 Stock Option Plan, approximately $Nil for options granted to non-employee directors in 2016, and approximately $12 for options granted to consultants in 2017 and 2018, compared with $45, $3, and $2, respectively that was expensed in the same period of the previous year.

There remains approximately $416 in stock-based compensation to be expensed in fiscal 2019 and 2020, of which $344 relates to the issuance of options to our employees from 2017 to 2019 and $72 relates to the issuance of options to consultants in 2018. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	March 31, 2019	December 31, 2018	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current Assets	$10,602	$13,063	$(2,461)	(19%	)
Leasehold improvements and Equipment, net	6,279	6,248	31	1%
Security Deposits	722	707	15	2%
Operating lease right- of-use asset	722	0	722	100%
Current Liabilities	2,597	2,722	(125)	(5%	)
Long-term debt	987	1,140	(153)	(13%	)
Convertible debentures	5,231	5,047	184	4%
Convertible notes	1,114	1,073	41	4%

Operating Lease liability	594	0	594	100%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	42,155	42,048	107	1%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of March 31, 2019, the Company had cash and short-term investments totaling approximately $8,632.  The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

  Raise funding through the possible sale of the Company's common stock, including public or private equity financings.
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

Current assets

Current assets totaled $10,602 as at March 31, 2019 compared with $13,063 at December 31, 2018. The decrease of $2,461 is mainly attributable to decreases in short-term investments of $2,175, cash of $188, and accounts receivable of $141, offset by increases in investment tax credits receivable of $102.

Cash

Cash totaled $6,627 as at March 31, 2019 representing a decrease of $188 compared with the balance of $6,815 as at December 31, 2018. The decrease in cash on hand relates to net cash used by operating activities of $2,393 and financing activities of $138, offset by net cash provided by investing activities of $2,192.

Accounts receivable

Accounts receivable totaled $674 as at March 31, 2019 representing a decrease of $141 compared with the balance of $815 as at December 31, 2018. The main reason for the decrease is related to the collection in 2019 of revenues accounted for as at December 31, 2018.

Prepaid expenses

As at March 31, 2019 prepaid expenses totaled $395 compared with $462 as of December 31, 2018. The decrease in prepaid expenses is attributable to the advance payments in December 2018 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $518 as at March 31, 2019 compared with $416 as at December 31, 2018. The increase is attributable to the accrual estimated and recorded for the first three months of 2019.

Leasehold improvements and equipment

As at March 31, 2019, the net book value of leasehold improvements and equipment amounted to $6,279, compared to $6,248 at December 31, 2018.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2019.  Security deposits in the amount of CAD$650 for the term loans and CAD$15 for utilities were also recorded as at March 31, 2019.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,741 as at March 31, 2019 compared with $2,030 as at December 31, 2018.  The decrease in mainly attributable to the payment of R&D related expenses, professional fees and accruals accounted for as at Dec 31, 2018.

Long-term debt

Long-term debt totaled $1,712 as at March 31, 2019 (December 31, 2018 - $1,832).  An amount of $1,400 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in March 2015 and should be fully reimbursed by October 2021.

An amount of $312 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2018 to December 2021.

Convertible debentures

Convertible debentures totaled $5,231 as at March 31, 2019 as compared to $5,047 as at December 31, 2018.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,687,000) of debentures at a price of CAD$1,000 ($748) per debenture in July 2018 and August 2018. The convertible debentures have been recorded as a liability.  Total transactions costs in the amount of CAD$1,237,000 ($926,000) were recorded against the liability. The accretion expense for the three-month period ended March 31, 2019 amounts to CAD$105,000 ($79,000), compared to CAD$91,000 ($73,000) for the comparative period in 2018.  The interest accrued on the convertible debentures for the three-month period ended March 31, 2019 amounts to CAD$152 thousand ($114 thousand) and is recorded in financing and interest expense.  The interest on the convertible debentures amounted to CAD$152 thousand ($120 thousand) for the three-month period ended March 31, 2018.

Convertible notes

Convertible notes totaled $1,114 as at March 31, 2019 as compared to $1,073 as at December 31, 2018. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the period ended March 31, 2019 amounts to $42 ($Nil in 2018).  The interest on the convertible notes as at March 31, 2019 amounts to $24 ($Nil in 2018) and is recorded in Financing and interest expense.

Shareholders' equity

As at March 31, 2019 we had accumulated a deficit of $33,435 compared with an accumulated deficit of $30,896 as at December 31, 2018. Total assets amounted to $18,325 and shareholders' equity totaled $7,802 as at March 31, 2019, compared with total assets and shareholders' equity of $20,018 and $9,987 respectively, as at December 31, 2018.

Capital stock

As at March 31, 2019 capital stock amounted to $0.935 (December 31, 2018: $0.935). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $42,155 as at March 31, 2019, as compared to $42,048 as at December 31, 2018. Additional paid in capital increased by $107 from which $21 came from proceeds from exercise of stock options and $86 from stock-based compensation attributable to the amortization of stock options granted to employees and consultants.

Taxation

As at December 31, 2018, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $14,934 (December 31, 2017: $9,560) and $16,498 (December 31, 2017: $10,052) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2028 and 2038. A portion of the net operating losses may expire before they can be utilized.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31, 2019	March 31, 2018	Increase/ (Decrease )	Percentage Increase/ (Decrease	)
Operating Activities	$(2,393)	$(2,191)	$(202)	(9%	)
Financing Activities	(138)	208	(346)	(166%	)
Investing Activities	2,192	1,077	1,115	104%
Cash - end of period	6,627	618	6,009	972%

Statement of cash flows

Net cash used in operating activities was $2,393 for the three-month period ended March 31, 2019, compared to $2,191 for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, net cash used by operating activities consisted of a net loss of $2,588 (2018: $2,264) before depreciation, accretion expense, stock-based compensation, DSU expense and lease expense in the amount of $590 (2018: $306) and an decrease in non-cash operating elements of working capital of $395 (2018:  $233).

The net cash used in financing activities was $138 for the three-month period ended March 31, 2019, compared to net cash provided by financing activities of $208 in the same period of the previous year. An amount of $21 derives from proceeds from exercise of warrants and stock options (2018: $395) offset by repayment of term loans for an amount of $159 (2018: $187).

Net cash provided by investing activities amounted to $2,192 for the three-month period ended March 31, 2019 compared to $1,077 in the same period of 2018. The net cash provided by investing activities for the three-month period ended March 31, 2019 relates to the redemption of short-term investments of $3,731 (2018: $1,515), offset by the acquisition of short-term investments of $1,469 (2018: $Nil) and by the purchase of fixed assets of $70 (2018: $438).

The balance of cash as at March 31, 2019 amounted to $6,627, compared to $618 as at March 31, 2018.

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

Exhibit 10.29+
Amendment to Employment Agreement, Horst G. Zerbe, May, 2019

Exhibit 10.30+
Amendment to Employment Agreement, Andre Godin, May 2019

Exhibit 10.31+
Amendment to Employment Agreement, Nadine Paiement, May 2019

Exhibit 10.32+
Amendment to Employment Agreement, Dana Matzen, May 2019

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

Date: May 9, 2019	By:	/s/	Horst G. Zerbe

Horst G. Zerbe
President, C.E.O. and
Director

Date: May 9, 2019	By:	/s/	Andre Godin

Andre Godin
Principal Accounting Officer