Form 10-Q
period 2019-06-30
IntelGenx Technologies Corp.
filed 2019-08-08
CIK 1098880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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

93,527,474 shares of the issuer’s common stock, par value $.00001 per share, were issued and outstanding as of August 8, 2019.

IntelGenx Technologies Corp.
Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

Contents

Consolidated Balance Sheet	2

Consolidated Statement of Shareholders' Equity	3

Consolidated Statement of Comprehensive Loss	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 21

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current
Cash	$5,581	$6,815
Short-term investments	562	4,180
Accounts receivable	466	815
Prepaid expenses	358	462
Investment tax credits receivable	625	416
Inventory (note 5)	391	375
Total current assets	7,983	13,063
Leasehold improvements and equipment, net (note 6)	6,374	6,248
Security deposits	737	707
Operating lease right-of-use asset (note 14)	717	-
Total assets	$15,811	$20,018
Liabilities
Current
Accounts payable and accrued liabilities	1,520	2,030
Current portion of long-term debt (note 8)	740	692
Current portion of operating lease liability	135	-
Total current liabilities	2,395	2,722
Deferred lease obligations	-	49
Long-term debt (note 8)	827	1,140
Convertible debentures (note 9)	5,424	5,047
Convertible notes (note 10)	1,159	1,073
Operating lease liability	588	-
Total liabilities	10,393	10,031
Subsequent event (note 17)
Shareholders' equity

Capital stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 93,527,473 shares issued and outstanding (2018: 93,477,473 common shares) (note 11)	1	1
Additional paid-in capital (note 12)	42,250	42,048
Accumulated deficit	(36,039)	(30,896)
Accumulated other comprehensive loss	(794)	(1,166)
Total shareholders’ equity	5,418	9,987
	$15,811	$20,018

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2019
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2018	93,477,473	$1	$42,048	$(30,896)	$(1,166)	$9,987

Modified retrospective adjustment upon adoption of ASC 842	-	-	-	49	-	49

Other comprehensive income	-	-	-	-	372	372

Options exercised (note 12)	50,000	-	21	-	-	21

Stock-based compensation (note 12)	-	-	181	-	-	181

Net loss for the period	-	-	-	(5,192)	-	(5,192)

Balance – June 30, 2019	93,527,473	$1	$42,250	$(36,039)	$(794)	$5,418

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss
(Expressed in Thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenues (note 13)	$197	$234	$613	$473

Total revenues	197	234	613	473

Expenses

Research and development expense	1,182	857	2,042	1,654
Selling, general and administrative expense	1,181	1,322	2,885	2,602
Depreciation of tangible assets	172	179	343	362

Total expenses	2,535	2,358	5,270	4,618

Operating loss	(2,338)	(2,124)	(4,657)	(4,145)

Interest income	32	-	61	-

Net financing and interest expense	(298)	(277)	(596)	(520)

Net loss	(2,604)	(2,401)	(5,192)	(4,665)

Other comprehensive income (loss)

Foreign currency translation adjustment	117	(35)	340	(107)

Change in fair value	8	4	32	(1)

	125	(31)	372	(108)

Comprehensive loss	$(2,479)	$(2,432)	$(4,820)	$(4,773)

Basic and diluted weighted average number of shares outstanding	93,527,473	68,877,428	93,523,329	68,346,126

Basic and diluted loss per common share (note 16)	$(0.03)	$(0.04)	$(0.05)	$(0.07)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. Dollars ($000’s) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Funds (used) provided -

Operating activities

Net loss	$(2,604)	$(2,401)	$(5,192)	$(4,665)
Depreciation of tangible assets	172	179	343	362
Stock-based compensation	95	73	181	123
Accretion expense	124	94	244	167
DSU expense	(98)	232	112	232
Interest payable by issuance of common shares	-	238	-	238
Lease expense	3		6
	(2,308)	(1,585)	(4,306)	(3,543)
Changes in non-cash items related to operations:
Accounts receivable	208	170	349	138
Prepaid expenses	37	(215)	104	(387)
Investment tax credits receivable	(107)	(68)	(209)	(137)
Security deposits	-	(11)	-	(11)
Accounts payable and accrued liabilities	(134)	199	(635)	239
Net change in non-cash items related to operations	4	75	(391)	(158)

Net cash used in operating activities	(2,304)	(1,510)	(4,697)	(3,701)

Financing activities
Repayment of term loans	(178)	(185)	(337)	(372)
Proceeds from exercise of warrants and stock options	-	154	21	549
Net proceeds from private placement	-	3,004	-	3,004
Transaction costs of private placement	-	(82)	-	(82)
Net cash (used in) provided by financing activities	(178)	2,891	(316)	3,099

Investing activities
Additions to leasehold improvements and equipment	(141)	(16)	(211)	(454)
Redemption of short-term investments	1,453	393	5,184	1,908
Acquisition of short-term investments	-	-	(1,469)	-
Net cash provided by investing activities	1,312	377	3,504	1,454

(Decrease) Increase in cash	(1,170)	1,758	(1,509)	852

Effect of foreign exchange on cash	124	(55)	275	(122)

Cash

Beginning of period	6,627	618	6,815	1,591

End of period	$5,581	$2,321	$5,581	$2,321

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of June 30, 2019, the Company had cash and short-term investments totaling approximately $6,143. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
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
June 30, 2019
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

The impact of the adoption of ASC 842 on the balance sheet as at December 31, 2018 was:

	As reported	Adoption of ASC 842	Balance
	December 31, 2018	Increase (Decrease)	January 1, 2019
Operating lease right-of-use assets	$-	$726	$726
Total assets	20,018	726	20,744
Total current liabilities	2,722	127	2,849
Deferred lease obligations	49	(49)	-
Operating lease liability	-	599	599
Total liabilities	10,031	677	10,708
Total shareholders’ equity	9,987	49	10,036
Total liabilities and shareholders’ equity	20,018	726	20,744

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
June 30, 2019
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
June 30, 2019
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
June 30, 2019
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

Recent Accounting Pronouncements

ASU 2019-05 Credit Losses (Topic 326): Targeted Transition Relief

The FASB issued ASU 2019-05 which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held- to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement – Overall, and 825-10.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont’d)

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
June 30, 2019
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

5.	Inventory

Inventory as at June 30, 2019 consisted of raw materials in the amount of $391 (2018: $375).

6.	Leasehold Improvements and Equipment

				December 31,
			June 30, 2019	2018
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,378	$731	$3,647	$3,512
Laboratory and office equipment	1,343	801	542	562
Computer equipment	124	76	48	39
Leasehold improvements	3,237	1,100	2,137	2,135

	$9,082	$2,708	$6,374	$6,248

From the balance of manufacturing equipment, an amount of $1,775 thousand (2018: $1,703 thousand) represents assets which are still under construction as at June 30, 2019 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

7.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($191 thousand) and corporate credits cards of up to CAD$75 ($57 thousand) and foreign exchange contracts limited to CAD$425 thousand ($325 thousand). Borrowings under the operating demand line of credit bear interest at the Bank’s prime lending rate plus 2%. The credit facility and term loan (see note 8) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,247,500) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year. As at June 30, 2019, the Company has not drawn on its credit facility.

8.	Long-term Debt

The components of the Company’s debt are as follows:

	June 30, 2019	December 31, 2018
	$	$

Term loan facility	1,287	1,502
Secured loan	280	330
Total debt	1,567	1,832

Less: current portion	740	692

Total long-term debt	827	1,140

The Company’s term loan facility consists of a total of CAD$4 million ($3.06 million) bearing interest at the Bank’s prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($47 thousand). The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 7).

The secured loan has a principal balance authorized of CAD$1 million ($764 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($13 thousand) from January 2017 to March 2021. The loan is secured by a second ranking on all present and future property of the Company. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company’s fiscal year.

Principal repayments due in each of the next three years are as follows:

2019	379 (CAD 497)
2020	722 (CAD 945)
2021	466 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

9.	Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the “Offering”) of convertible unsecured subordinated debentures of the Corporation (the “Debentures”) for gross aggregate proceeds of CAD$6,838,000 ($5,225,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,225,000) of Debentures at a price of CAD$1,000 ($764) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($1.03) (the “Conversion Price”) per common share of the Corporation (“Share”), being a conversion rate of approximately 740 Shares per CAD$1,000 ($764) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($582,000).

Together with the principal amount of CAD$6,838,000 ($5,225,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,807,000) of Debentures at a price of CAD$1,000 ($764) per Debenture.

The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 ($945,000) were recorded against the liability. The accretion expense for the six-month period ended June 30, 2019 amounts to CAD$213,000 ($160,000), compared to CAD$185,000 ($145,000) for the comparative period in 2018.

The components of the convertible debentures are as follows:

	June 30,	December 31,
	2019	2018

Face value of the convertible debentures	$5,791	$5,556
Transaction costs	(945)	(907)
Accretion	578	398
Convertible debentures	$5,424	$5,047

The interest accrued on the convertible debentures for the six-month period ended June 30, 2019 amounts to CAD$303 thousand ($227 thousand) and is recorded in financing and interest expense. The interest on the convertible debentures for the six-month period ended June 30, 2018. amounted to CAD$304 thousand ($238 thousand) and was paid by issuance of 307,069 common shares.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2019 amounts to $86,000 (2018: $22,000).

The components of the convertible notes are as follows:

	June 30,	December 31,
	2019	2018

Attributed value of net proceeds to convertible notes	$975	$975
Accretion	184	98
Convertible note	$1,159	$1,073

The interest on the convertible notes for the six-month period ended June 30, 2019 amounts to $48 thousand and is recorded in financing and interest expense (2018: $14).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

11.	Capital Stock

	June 30,	December 31,
	2019	2018
Authorized -

200,000,000 common shares of $0.00001 par value 20,000,000 preferred shares of $0.00001 par value

Issued -

93,527,473 (December 31, 2018 - 93,477,473) common shares	$1	$1

12.	Additional Paid-In Capital

Stock options

On March 27, 2019, 100,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.69. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $40 thousand.

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

During the six-month period ended June 30, 2019 a total of 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $21 thousand, resulting in an increase in additional paid-in capital of $21 thousand.

During the six-month period ended June 30, 2018 a total of 25,000 stock options were exercised for 25,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $13 thousand, resulting in an increase in additional paid-in capital of $13 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

12.	Additional Paid-In Capital (Cont’d)

Compensation expenses for stock-based compensation of $181 thousand and $123 thousand were recorded during the six-month periods ended June 30, 2019 and 2018, respectively. An amount of $157 thousand expensed in the six-month period ended June 30, 2019 relates to stock options granted to employees and directors and an amount of $24 thousand relates to stock options granted to consultants. An amount of $119 thousand expensed in the six-month period ended June 30, 2018 relates to stock options granted to employees and directors and an amount of $4 thousand relates to stock options granted to a consultant. As at June 30, 2019, the Company has $333 thousand (2018 - $550 thousand) of unrecognized stock-based compensation.

Warrants

During the six-month period ended June 30, 2018 a total of 950,000 warrants were exercised for 950,000 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $536 thousand, resulting in an increase in additional paid-in capital of approximately $536 thousand. No warrants were exercised during the six-month period ended June 30, 2019.

Deferred Share Units (“DSUs”)

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non- employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units (“DSUs”) to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. On March 27, 2019, 271,740 DSUs (287,355 on May 16, 2018) have been granted under the DSU Plan, accordingly, an amount of $132 thousand ($232 thousand in 2018) has been recognized in general and administrative expenses.

Performance and Restricted Share Units (“PRSUs”)

No PRSUs were granted during the six-month periods ended June 30, 2019 and 2018.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

13.	Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	June 30, 2019	June 30, 2018

Research and development agreements	$613	$473

The following table presents our revenues disaggregated by timing of recognition:

	June 30, 2019	June 30, 2018

(in U.S. $ thousands)
Product and services transferred at point in time	$371	$-
Products and services transferred over time	242	473
	$613	$473

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	June 30, 2019	June 30, 2018

Europe	$534	410
Canada	79	63
	$613	$473

Remaining performance obligations

As at June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,525 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,560 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,339 in commercial sales milestone payments, the majority of which is expected to be recognized in the next five years, but is wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

14.	Leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the six-month period ended June 30, 2019 included in general and administrative expenses is $76 thousand. The cash outflows from operating leases for the six-month period ended June 30, 2019 was $70 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at June 30, 2019 were 6.7 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as et June 30, 2019 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2019 Remainder	$74
2020	149
2021	151
2022	155
2023	156
2024	160
Thereafter	187
Total undiscounted lease payments	1,032
Less: Interest	309
Present value of lease liabilities	$723

Current portion of operating lease liability	$135
Operating lease liability	$588

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

15.	Related Party Transactions

Included in management salaries for the six-month period ended June 30, 2019 are $40 thousand (2018 - $17) for options granted to the Chief Executive Officer, $27 thousand (2018 - $7 thousand) for options granted to the President and Chief Financial Officer, $15 (2018 - $6) for options granted to the Vice President, Operations, $17 thousand (2018 - $6 thousand) for options granted to the Vice-President, Research and Development, $17 thousand (2018 – $23 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan and $Nil (2018 - $6 thousand) for options granted to non-employee directors.

Also included general and administrative expense for the six-month period ended June 30, 2019 are director fees of $116 thousand (2018 - $124 thousand) and DSU of $117 thousand (2018: $232).

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

17.	Subsequent Event

On July 9, 2019, IntelGenx terminated the potential acquisition of Laboval. As a result of the termination, the deposit in the amount of CAD$275,000 ($210,000) in trust will be forfeited and transferred to Laboval as required under the terms of the LOI.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the six-month period ended June 31, 2019 and 2018.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2018. In preparing this MD&A, we have taken into account information available to us up to August 8, 2019, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2019 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management’s expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2019 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

Lifecycle Management Opportunities
We are seeking to position our delivery technologies as an opportunity for lifecycle management of products for which patent protection of the active ingredient is nearing expiration. While the patent for the underlying substance cannot be extended, patent protection can be obtained for a new and improved formulation by filing an application with the FDA under Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act. Such applications, known as a "505(b)(2) NDA", are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication. A 505(b)(2) NDA may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. The first formulation for a respective active ingredient filed with the FDA under a 505(b)(2) application may qualify for up to five years of market exclusivity upon approval. Based upon a review of past partnerships between third party drug delivery companies and pharmaceutical companies, management believes that drug delivery companies which possess innovative technologies to develop these special dosage formulations present an attractive opportunity to pharmaceutical companies. Accordingly, we believe "505(b)(2) products" represent a viable business opportunity for us.

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

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners as well as obtaining the necessary funding. This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities. The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The

Company has signed agreements in the amount of €1,911 thousand with six suppliers with respect to equipment for solvent film manufacturing. As at June 30, 2019 an amount of €1,425 thousand has been paid.

Most recent key developments

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

On April 16, 2019, the Company announced that it had filed a new non-provisional patent application at the United States Patent and Trademark Office entitled "Lipophilic Active Oral Film Formulation And Method Of Making The Same." The patent application covers a newly-developed platform that enables the incorporation of oil-based (lipophilic) active ingredients into oral film formulations. This new platform, suitable for both VersaFilmTM and VetaFilmTM, is compatible with several of IntelGenx’ current projects including Montelukast, Loxapine and cannabis-infused films. The technology may also be used when more than one active ingredients, such as THC and CBD, are applied in a single film product.

On April 30, 2019, Andre Godin, IntelGenx’s Executive Vice-President and Chief Financial Officer, presented at the 2019 Bloom Burton & Co. Healthcare Investor Conference at the Metro Toronto

Convention Centre. Mr. Godin provided an overview of IntelGenx’s business during the presentation and was also available to participate in one-on-one meetings with investors registered to attend the conference.

On May 01, 2019, the Company announced that the United States Patent and Trademark Office had issued U.S. Patent 10,272,038 entitled "Film Dosage Form with Extended Release Mucoadhesive Particles." The patent covers the design and manufacturing of topical oral films for the local treatment of diseases of the oral mucosa using mucoadhesive particles. This patent is in the same family as U.S. Patent 9,668,970 – issued to IntelGenx in June 2017 – and provides broader coverage for IntelGenx’s proprietary technology, which is intended to provide sustained release of an active agent to a target area of the oral cavity. The technology is useful for the topical treatment of oral diseases and conditions such as gingivitis, buccal ulcers, canker sores, Sjögren’s syndrome, oral mucositis and Behcet’s disease.

On May 08, 2019, the Company announced that it had entered into a definitive worldwide agreement with Aquestive Therapeutics, Inc., a specialty pharmaceutical company focused on developing and commercializing differentiated products to solve therapeutic problems, for the co-development and commercialization of Tadalafil oral films for the treatment of erectile dysfunction. Under the terms of the Agreement, IntelGenx and Aquestive had each granted to the other exclusive worldwide licenses to their respective intellectual property relating to tadalafil oral film formulation and manufacturing. The companies will jointly undertake further co-development and commercialization of Tadalafil oral film products, and will equally share (50/50) net profits from worldwide product sales. In connection with the Agreement, Aquestive had also granted a non-exclusive, royalty bearing U.S. license to any of its intellectual property that may relate to the formulation and manufacturing of IntelGenx’s rizatriptan oral film product, RIZAPORT®. IntelGenx will pay Aquestive a royalty equal to 10% of all payments received by IntelGenx from third parties for U.S. product related milestones and sales. Aquestive previously submitted new drug application for its tadalafil oral film for the treatment of ED to the U.S. Food and Drug Administration. In November 2018, Aquestive received a complete response letter from the FDA requesting limited additional data from healthy volunteers. Under the terms of the Agreement, both companies will cooperate in responding to the FDA’s CRL.

On May 08, 2019, the Company announced that its Board of Directors appointed André Godin to the position of President in addition to his position as the Company’s Chief Financial Officer. In his newly expanded role, Mr. Godin will have overall responsibility for day-to-day operations, financial reporting and budgeting, as well as managing the Company's relationships and interactions with the investment community. He will continue to report to the Company’s CEO, Dr. Horst G. Zerbe.

On May 28, 2019, the Company provided an update on its cannabis-infused VersaFilm® product co-development program with Tilray, Inc. IntelGenx stated that they had received the first shipment of cannabis extract from Tilray, providing the Company with sufficient quantities to commence batch production of cannabis-infused VersaFilm®. This supply of cannabis extract allows the Company to advance development and production of Cannabis-Infused VersaFilm® products, marking an important milestone for the co-development program. Cannabis-infused VersaFilm® products are intended to be launched as soon as reasonably possible after the October 17, 2019 implementation deadline for the Government of Canada’s Cannabis Act amendments that will authorize the sale of new classes of cannabis products, including extracts and edibles.

On June 10, 2019, the Company announced the addition of a new Ottawa site in the Montelukast VersaFilm® Phase 2a BUENA clinical trial in patients with mild to moderate Alzheimer’s Disease.

Finally, on June 19, 2019, the Company announced that, the Kawartha Centre had also agreed to participate in IntelGenx’s Montelukast VersaFilm® Phase 2a BUENA clinical trial. In addition, IntelGenx was honoured that renowned clinical researcher, Dr. Donald V. Doell, had agreed to serve as the site’s lead investigator.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2019 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $794 primarily due to the fluctuations in the rates used to prepare our financial statements, $340 of which positively impacted our comprehensive loss for the six-month period ended June 30, 2019. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive Loss to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is a non-US GAAP financial measure. A reconciliation of the Adjusted EBITDA is presented in the table below. The Company uses adjusted financial measures to assess its operating performance. Securities regulations require that companies caution readers that earnings and other measures adjusted to a basis other than US GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. The Company uses Adjusted EBITDA to measure its performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because the Company believes it provides meaningful information on the Company’s financial condition and operating results.

IntelGenx obtains its Adjusted EBITDA measurement by adding to comprehensive loss, finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, from its Adjusted EBITDA calculation. The Company believes it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant’s remuneration and can vary significantly with changes in the market price of the Company’s shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact core operating performance of the Company may vary significantly from one period to another. As such, Adjusted EBITDA provides improved continuity with respect to the comparison of the Company’s operating results over a period of time. Our method for calculating Adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-US GAAP Financial Information

	Three-month period		Six-month period
		ended June 30,		ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Comprehensive loss	(2,479)	(2,432)	(4,820)	(4,773)
Add (deduct):
Depreciation	172	179	343	362
Finance costs	298	277	596	520
Finance income	(32)	-	(61)	-
Share-based compensation	95	73	181	123
Other comprehensive loss (income)	(125)	31	(372)	108

Adjusted EBITDA	(2,071)	(1,872)	(4,133)	((3,660)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $199 for the three-month period ended June 30, 2019 to ($2,071) compared to ($1,872) for the three-month period ended June 30, 2018. The decrease in Adjusted EBITDA of $199 for the three-month period ended June 30, 2019 is mainly attributable to a decrease in revenues of $37, an increase in R&D expenses of $317 before consideration of stock-based compensation offset by a decrease in SG&A expenses of $159 before consideration of stock-based compensation. Adjusted EBITDA decreased by $473 for the six-month period ended June 30, 2019 to ($4,133) compared to ($3,660) for the six-month period ended June 30, 2019. The decrease in Adjusted EBITDA of $473 for the six-month period ended June 30, 2019 is mainly attributable to an increase in R&D expenses of $376 before consideration of stock-based compensation and an increase in SG&A expenses of $237 before consideration of stock-based compensation, offset by an increase in revenues of $140.

Results of operations for the three-month and six-month periods ended June 30, 2019 compared with the three-month and six-month periods ended June 30, 2018.

	Three-month period		Six-month period ended
	ended June 30,		June 30,
	2019	2018	2019	2018
Revenue	$197	$234	$613	473
Research and Development Expenses	1,182	857	2,042	1,654
Selling, General and Administrative	1,181	1,322	2,885	2,602
Expenses
Depreciation of tangible assets	172	179	343	362
Operating loss	(2,338)	(2,124)	(4,657)	(4,145)
Net loss	(2,604)	(2,401)	(5,192)	(4,665)
Comprehensive loss	(2,479)	(2,432)	(4,820)	(4,773)

Revenue

Total revenues for the three-month period ended June 30, 2019 amounted to $197, representing a decrease of $37 or 16% compared to $234 for the three-month period ended June 30, 2018. Total revenues for the six-month period ended June 30, 2019 amounted to $613, representing an increase of $140 or 30% compared to $473 for the six-month period ended June 30, 2018. The decrease for the three-month period ended June 30, 2019 compared to the last year’s corresponding period is mainly attributable to a decrease in R&D revenues of $37. The increase for the six-month period ended June 30, 2019 compared to the last year’s corresponding period is mainly attributable to an increase in R&D milestones revenues of $371 offset by a decrease in R&D revenues of $231.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended June 30, 2019 amounted to $1182, representing an increase of $325 or 38%, compared to $857 for the three-month period ended June 30, 2018. R&D expenses for the six-month period ended June 30, 2019 amounted to $2,042, representing an increase of $388 or 23%, compared to $1,654 for the six-month period ended June 30, 2018.

The increase in R&D expenses for the three-month period ended June 30, 2019 is mainly attributable to an increase in lab supplies of $180, study costs of $90 as well as an increase in analytical costs of $47. The increase in R&D expenses for the six-month period ended June 30, 2019 is mainly attributable to an increase in analytical costs of $261 and lab supplies of $207, offset by a decrease in study costs of $80.

In the three-month period ended June 30, 2019 we recorded estimated Research and Development Tax Credits of $94, compared with $78 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2019 we recorded estimated Research and Development Tax Credits of $188, compared with $157 that was recorded in the same period of the previous year.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended June 30, 2019 amounted to $1,181, representing a decrease of $141 or 11%, compared to $1,322 for the three-month period ended June 30, 2018. SG&A expenses for the six-month period ended June 30, 2019 amounted to $2,885 representing an increase of $283 or 11%, compared to $2,602 for the six-month period ended June 30, 2018.

The decrease in SG&A expenses for the three-month period ended June 30, 2019 is mainly attributable to a decrease in salaries and compensation expenses of $240 mainly attributable to DSUs granted to non-employee Directors in Q1 2019 (2018 DSUs were granted and expensed in Q2-2018), professional fees of $42 and manufacturing expenses of $13 offset by the variation of the foreign exchange expense due to depreciation of the CA dollar vs the US currency of $102 and investor relations expenses of $55. The increase in SG&A expenses for the six-month period ended June 30, 2019 is mainly attributable to an increase in the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $242, an increase in investor relations expense of $221 and an increase in salaries and compensation expenses of $40, offset by a decrease in professional fees of $190 attributable to the 2018 aborted capital raise as well as the Laboval acquisition which has been terminated, business development expense of $31 and manufacturing expense of $21.

Depreciation of tangible assets

In the three-month period ended June 30, 2019 we recorded an expense of $172 for the depreciation of tangible assets, compared with an expense of $179 for the same period of the previous year. In the six-month period ended June 30, 2019 we recorded an expense of $343 for the depreciation of tangible assets, compared with an expense of $362 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2019 amounted to $95 compared to $73 for the three-month period ended June 30, 2018. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2019 amounted to $181 compared to $123 for the six-month period ended June 30, 2018.

We expensed approximately $83 in the three-month period ended June 30, 2019 for options granted to our employees in 2016, 2018 and 2019 under the 2016 Stock Option Plan, approximately $Nil for options granted to non-employee directors in 2016 and 2018, and approximately $12 for options granted to a consultant in 2016, compared with $68, $3, and $2, respectively that was expensed in the same period of the previous year.

We expensed approximately $157 in the six-month period ended June 30, 2019 for options granted to our employees in 2016, 2018 and 2019 under the 2016 Stock Option Plan, approximately $Nil for options granted to non-employee directors in 2016 and 2018, and approximately $24 for options granted to a consultant in 2016, compared with $113, $6, and $4, respectively that was expensed in the same period of the previous year.

There remains approximately $333 in stock-based compensation to be expensed in fiscal 2019 and 2020, of which $273 relates to the issuance of options to our employees and directors during 2016 to 2019 and $60 relates to the issuance of options to a consultant in 2018. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

				Percentage
	June 30,	December	Increase/	Increase/
	2019	31, 2018	(Decrease)	(Decrease)
Current Assets	$7,983	$13,063	$(5,080)	(39%	)
Leasehold improvements and Equipment, net	6,374	6,248	126	2%
Security Deposits	737	707	30	4%
Operating lease right-of- use asset	717	-	717	100%
Current Liabilities	2,395	2,722	(327)	(12%	)
Long-term debt	827	1,140	(313)	(27%	)
Convertible debentures	5,424	5,047	377	7%
Convertible notes	1,159	1,073	86	8%
Operating lease liability	588	-	588	100%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	42,250	42,048	202	1%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of June 30, 2019, the Company had cash and short-term investments totaling approximately $6,143. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

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

Current assets

Current assets totaled $7,983 as at June 30, 2019 compared with $13,063 at December 31, 2018. The decrease of $5,080 is mainly attributable to decreases in short-term investments of $3,618, decrease in cash of $1,234, decrease in accounts receivable of $349 and decrease in prepaid expenses of $104, offset by increases in investment tax credits receivable of $209.

Cash

Cash totaled $5,581 as at June 30, 2019 representing a decrease of $1,234 compared with the balance of $6,815 as at December 31, 2018. The decrease in cash on hand relates to net cash used by operating activities of $4,697 and cash used in financing activities of $316, offset by net cash provided investing activities of $3,504.

Accounts receivable

Accounts receivable totaled $466 as at June 30, 2019 representing a decrease of $349 compared with the balance of $815 as at December 31, 2018. The main reason for the decrease is related to the collection in 2019 of revenues accounted for as at December 31, 2018.

Prepaid expenses

As at June 30, 2019 prepaid expenses totaled $358 compared with $462 as of December 31, 2018. The decrease in prepaid expenses is attributable to the advance payment in December 2018 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $625 as at June 30, 2019 compared with $416 as at December 31, 2018. The increase is attributable to the accrual estimated and recorded for the first half of 2019.

Leasehold improvements and equipment

As at June 30, 2019, the net book value of leasehold improvements and equipment amounted to $6,374, compared to $6,248 at December 31, 2018. In the six-month period ended June 30, 2019 additions to assets totaled $211 and mainly comprised of $112 for manufacturing equipment, $70 for leasehold improvements, $14 for computer equipment and $10 for lab and office equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2019. Security deposits in the amount of CAD$650 for the term loans and CAD$15 for utilities were also recorded as at June 30, 2019.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,520 as at June 30, 2019 compared with $2,030 as at December 31, 2018. The decrease is mainly attributable to the payment of R&D related expenses, professional fees and accruals accounted for as at Dec 31, 2018.

Long-term debt

Long-term debt totaled $1,567 as at June 30, 2019 (December 31, 2018 - $1,832). An amount of $1,287 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $280 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2018 to December 2021.

Convertible debentures

Convertible debentures totaled $5,424 as at June 30, 2019 as compared to $5,047 as at December 31, 2018. The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,807,000) of debentures at a price of CAD$1,000 ($764) per debenture in July 2018 and August 2018. The convertible debentures have been recorded as a liability. Total transactions costs in the amount of CAD$1,237,000 ($945,000) were recorded against the liability. The accretion expense for the six-month period ended June 30, 2019 amounts to CAD$213,000 ($160,000) ((CAD$185,000, (145,000) in 2018)). The interest on the convertible debentures as at June 30, 2019 amounts to CAD$303,000 ($227,000) compared to CAD$304,000 ($238,000) for the comparative period in 2018 and is recorded in Financing and interest expense.

Convertible notes

Convertible notes totaled $1,159 as at June 30, 2019 as compared to $1,073 as at December 31, 2018. The convertible notes have been recorded as a liability. Total transactions costs in the amount of $111 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2019 amounts to $86 compared to $22 for the comparative period in 2018. The interest on the convertible notes for the six-month period ended June 30, 2019 amounts to $48 ($14 in 2018) and is recorded in Financing and interest expense.

Shareholders’ equity

As at June 30, 2019 we had accumulated a deficit of $36,039 compared with an accumulated deficit of $30,896 as at December 31, 2018. Total assets amounted to $15,811 and shareholders’ equity totaled $5,418 as at June 30, 2019, compared with total assets and shareholders’ equity of $20,018 and $9,987 respectively, as at December 31, 2018.

Capital stock

As at June 30, 2019 capital stock amounted to $0.935 (December 31, 2018: $0.935) . Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $42,250 as at June 30, 2019, as compared to $42,048 as at December 31, 2018. Additional paid in capital increased by $202 from which $21 came from proceeds from exercise of stock options and $181 from stock-based compensation attributable to the amortization of stock options granted to employees and consultants.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	June 30,	June 30,	Increase/	Percentage
	2019	2018	(Decrease)	Increase/
				(Decrease)
Operating Activities	$(4,697)	$(3,701)	$(996)	(27%	)
Financing Activities	(316)	3,099	(3,415)	(110%	)
Investing Activities	3,504	1,454	2,050	141%
Cash - end of period	5,581	2,321	3,260	140%

Statement of cash flows

Net cash used in operating activities was $4,697 for the six-month period ended June 30, 2019, compared to $3,701 for the six-month period ended June 30, 2018. For the six-month period ended June 30, 2019, net cash used by operating activities consisted of a net loss of $5,192 (2018: $4,665) before depreciation, accretion expense, stock-based compensation, DSU expense, interest payable by issuance of common shares and lease expense in the amount of $886 (2018: $1,122) and a decrease in non-cash operating elements of working capital of $391 (2018: $158).

The net cash used in financing activities was $316 for the six-month period ended June 30, 2019, compared to net cash provided from financing activities of $3,099 in the same period of the previous year. The financing activities for the six-month period ended June 30, 2019 are for the repayment of term loans in the amount of $337 offset by proceeds from exercise of stock options in the amount of $21. For the six-month period ended June 30, 2018, an amount of $3,004 derives from the proceeds of a private placement and an amount of $549 derives from proceeds from exercise of warrants and stock options offset by repayment of term loans for an amount of $372 and the transaction costs related to the private placement of $82.

Net cash provided by investing activities amounted to $3,504 for the six-month period ended June 30, 2019 compared to $1,454 in the same period of 2018. The net cash provided by investing activities for the six-month period ended June 30, 2019 relates to the redemption of short-term investments of $5,184 (2018: $1,908), offset by the acquisition of short-term investments of $1,469 (2018: $Nil) and the purchase of leasehold improvements and equipment of $211 (2018: $454).

The balance of cash as at June 30, 2019 amounted to $5,581, compared to $2,321 as at June 30, 2018.

Subsequent Event

On July 9, 2019, IntelGenx terminated the potential acquisition of Laboval. As a result of the termination, the deposit in the amount of $275 CAD ($210) in trust will be forfeited and transferred to Laboval as required under the terms of the LOI.

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

INTELGENX TECHNOLOGIES CORP.

Date: August 8, 2019	By: /s/ Horst G. Zerbe
------------------------------------
Horst G. Zerbe
Chief Executive Officer and
Director

Date: August 8, 2019	By: /s/ Andre Godin
------------------------------------
Andre Godin
Principal Accounting Officer