Form 10-Q
period 2019-09-30
IntelGenx Technologies Corp.
filed 2019-11-07
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

93,527,474 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  November 7, 2019.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

September 30, 2019

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.
Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current
Cash	$3,728	$6,815
Short-term investments	561	4,180
Accounts receivable	197	815
Prepaid expenses	184	462
Investment tax credits receivable	283	416
Inventory (note 5)	386	375
Total current assets	5,339	13,063
Leasehold improvements and equipment, net (note 6)	6,310	6,248
Security deposits	728	707
Operating lease right-of-use asset (note 14)	690	-
Total assets	$13,067	$20,018
Liabilities
Current
Accounts payable and accrued liabilities	1,729	2,030
Current portion of long-term debt (note 8)	713	692
Current portion of operating lease liability (note 14)	135	-
Total current liabilities	2,577	2,722

Deferred lease obligations	-	49
Long-term debt (note 8)	639	1,140
Convertible debentures (note 9)	5,445	5,047
Convertible notes (note 10)	1,205	1,073
Operating lease liability (note 14)	562	-
Total liabilities	10,428	10,031
Shareholders' equity
Capital stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 93,527,473 shares issued and outstanding (2018: 93,477,473 common shares) (note 11)	1	1
Additional paid-in capital (note 12)	42,330	42,048
Accumulated deficit	(38,846)	(30,896)
Accumulated other comprehensive loss	(846)	(1,166)
Total shareholders' equity	2,639	9,987
	$13,067	$20,018

See accompanying notes

Approved on Behalf of the Board:
/s/ Bernd J. Melchers Director	/s/ Horst G. Zerbe Director

IntelGenx Technologies Corp.
Consolidated Statement of Shareholders' Equity

For the Period Ended September 30, 2019

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity
Balance - December 31, 2018	93,477,473	$1	$42,048	$(30,896)	$(1,166)	$9,987
Modified retrospective adjustment upon adoption of ASC 842	-	-	-	49	-	49
Other comprehensive income	-	-	-	-	320	320
Options exercised (note 12)	50,000	-	21	-	-	21
Stock-based compensation (note 12)	-	-	261	-	-	261
Net loss for the period	-	-	-	(7,999)	-	(7,999)
Balance - September 30, 2019	93,527,473	$1	$42,330	$(38,846)	$(846)	$2,639

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenues (note 13)	$61	$700	$674	$1,173
Total revenues	61	700	674	1,173

Expenses
Research and development expense	842	1,452	2,884	3,106
Selling, general and administrative expense	1,560	1,713	4,445	4,315
Depreciation of tangible assets	180	178	523	540
Total expenses	2,582	3,343	7,852	7,961
Operating loss	(2,521)	(2,643)	(7,178)	(6,788)
Interest income	19	-	80	-
Net financing and interest expense	(305)	(301)	(901)	(821)

Net loss	(2,807)	(2,944)	(7,999)	(7,609)
Other comprehensive income (loss)
Foreign currency translation adjustment	(58)	6	282	(101)
Change in fair value	6	12	38	11
	(52)	18	320	(90)
Comprehensive loss	$(2,859)	$(2,926)	$(7,679)	$(7,699)
Basic and diluted weighted average number of shares outstanding	93,527,473	71,185,239	93,524,726	69,298,321
Basic and diluted loss per common share (note 16)	$(0.03)	$(0.04)	$(0.08)	$(0.11)

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Funds (used) provided -
Operating activities
Net loss	$(2,807)	$(2,944)	$(7,999)	$(7,609)
Depreciation of tangible assets	180	178	523	540
Stock-based compensation	80	188	261	311
Accretion expense	133	111	377	278
DSU expense	102	147	214	379
Interest payable by issuance of common shares	-	-	-	231
Lease expense	1	-	7	-
	(2,311)	(2,320)	(6,617)	(5,870)
Changes in non-cash items related to operations:
Accounts receivable	269	(107)	618	31
Prepaid expenses	174	(124)	278	(511)
Investment tax credits receivable	342	(85)	133	(222)
Security deposits	-	-	-	(11)
Accounts payable and accrued liabilities	115	203	(520)	442
Deferred lease obligations	-	1	-	1
Net change in non-cash items related to operations	900	(112)	509	(270)
Net cash used in operating activities	(1,411)	(2,432)	(6,108)	(6,140)
Financing activities
Repayment of term loans	(196)	(180)	(533)	(552)
Proceeds from exercise of warrants and stock options	-	1,280	21	1,829
Net proceeds from private placement	-	-	-	3,004
Transaction costs of private placement	-	-	-	(82)
Net cash (used in) provided by financing activities	(196)	1,100	(512)	4,199
Investing activities
Additions to leasehold improvements and equipment	(187)	(174)	(398)	(628)
Redemption of short-term investments	6	1,284	5,190	3,192
Acquisition of short-term investments	-	(453)	(1,469)	(453)
Net cash (used in) provided by investing activities	(181)	657	3,323	2,111
(Decrease) Increase in cash	(1,788)	(675)	(3,297)	170
Effect of foreign exchange on cash	(65)	22	210	(93)
Cash
Beginning of period	5,581	2,321	6,815	1,591
End of period	$3,728	$1,668	$3,728	$1,668

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies. On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the Company's activities through the date and time these financial statements were issued and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of September 30, 2019, the Company had cash and short-term investments totaling approximately $4,289.  The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

2.	Going Concern (Cont'd)
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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont'd)

The adoption of ASC 842 had a substantial impact on the Company's balance sheet.  The most significant impact was the recognition of the operating lease right-of-use asset and operating lease liability.  Upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $726 to operating lease right-of-use asset and the related operating lease liability.  The operating lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term and the tenor.  As permitted under ASC 842, the Company elected to use the practical expedient that permits to use hindsight in determining the lease term.  The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet as at December 31, 2018 was:

	As reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Operating lease right-of-use assets	$-	$726	$726
Total assets	20,018	726	20,744
Total current liabilities	2,722	127	2,849
Deferred lease obligations	49	(49)	-
Operating lease liability	-	599	599
Total liabilities	10,031	677	10,708
Total shareholders' equity	9,987	49	10,036
Total liabilities and shareholders' equity	20,018	726	20,744

The FASB issued ASU 2018-07 to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. These amendments are effective for a public business entity for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The adoption of this statement did not have a material effect on the Company's financial position of results.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies

Revenue Recognition

The Company may enter into licensing and collaboration agreements for product development, licensing, supply and manufacturing for its product pipeline.  The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations. These contracts are analyzed to identify all performance obligations forming part of these contracts.  The transaction price of the contract is then determined. The transaction price is allocated between all performance obligations on a residual standalone selling price basis. The stand-alone selling price is estimated based on the comparable market prices, expected cost plus margin and the Company's historical experience.

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

The following is a description of principal activities - separated by nature - from which the Company generates its revenue.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont'd)

Royalties are typically calculated as a percentage of net sales realized by the Company's licensees of its products (including their sub-licensees), as specifically defined in each agreement.  The licensees' sales generally consist of revenues from product sales of the Company's product pipeline and net sales are determined by deducting the following: estimates for chargebacks, rebates, sales incentives and allowances, returns and losses and other customary deductions in each region where the Company has licensees.  Revenues arising from royalties are considered variable consideration. As such, the Company estimates variable consideration at the most likely amount to which we expect to be entitled. The estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are recorded at cost.  Provisions for depreciation are based on their estimated useful lives using the methods as follows:

On the declining balance method -

Laboratory and office equipment	20%
Computer equipment	30%

On the straight-line method -
Leasehold improvements	over the lease term

Manufacturing equipment	5 - 10 years

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

Substantially all of the Company's operating leases are comprised of office space and property leases and the Company does not hold any finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized.  The right-of-use asset represents the right to use the leased asset for the lease term.  The lease liability represents the present value of the lease payments under the lease.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont'd)

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial costs incurred, consisting mainly of brokerage commissions, less any lease incentives received.  All right-of-use assets are reviewed for impairment.  The lease liability is initially measured the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's secured incremental borrowing rate for the same term as the underlying lease.

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

Recent Accounting Pronouncements

ASU 2019-05 Credit Losses (Topic 326): Targeted Transition Relief

The FASB issued ASU 2019-05 which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall, and 825-10.

These amendments are effective for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments-Credit Losses

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont'd)

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

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement

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

-For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

-The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

4.	Significant Accounting Policies (Cont'd)

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

5.	Inventory

Inventory as at September 30, 2019 consisted of raw materials in the amount of $386 (2018: $375).

6.	Leasehold Improvements and Equipment
		Accumulated	September 30, 2019 Net Carrying	December 31, 2018 Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,471	$789	$3,682	$3,512
Laboratory and office equipment	1,327	822	505	562
Computer equipment	123	78	45	39
Leasehold improvements	3,244	1,166	2,078	2,135
	$9,165	$2,855	$6,310	$6,248

From the balance of manufacturing equipment, an amount of $1,754 thousand (2018: $1,703 thousand) represents assets which are still under construction as at September 30, 2019 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

7.	Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($189 thousand) and corporate credits cards of up to CAD$75 thousand ($57 thousand) and foreign exchange contracts limited to CAD$425 thousand ($321 thousand). Borrowings under the operating demand line of credit bear interest at the Bank's prime lending rate plus 2%. The credit facility and term loan (see note 8) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,209,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.  As at September 30, 2019, the Company has not drawn on its credit facility.

8.	Long-term Debt

The components of the Company's debt are as follows:

	September 30, 2019 $	December 31, 2018 $
Term loan facility	1,126	1,502
Secured loan	226	330
Total debt	1,352	1,832

Less: current portion	713	692

Total long-term debt	639	1,140

The Company's term loan facility consists of a total of CAD$4 million ($3.02 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($47 thousand).  The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 7).

The secured loan has a principal balance authorized of CAD$1 million ($755 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($13 thousand) from January 2017 to March 2021.  The loan is secured by a second ranking on all present and future property of the Company.  The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.

Principal repayments due in each of the next three years are as follows:

2019   178 (CAD 236)

2020   713 (CAD 945)

2021   461 (CAD 610)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

9.	Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,163,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,163,000) of Debentures at a price of CAD$1,000 ($755) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation.  The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($1.02) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($755) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($575,000).

Together with the principal amount of CAD$6,838,000 ($5,163,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,738,000) of Debentures at a price of CAD$1,000 ($755) per Debenture.

The convertible debentures have been recorded as a liability.  Total transactions costs in the amount of CAD$1,237,000 ($934,000) were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2019 amounts to CAD$326,000 ($245,000), compared to CAD$282,000 ($219,000) for the comparative period in 2018.

The components of the convertible debentures are as follows:

	September 30, 2019	December 31, 2018
Face value of the convertible debentures	$5,723	$5,556
Transaction costs	(934)	(907)
Accretion	656	398
Convertible debentures	$5,445	$5,047

The interest accrued on the convertible debentures for the nine-month period ended September 30, 2019 amounts to CAD$455 thousand ($342 thousand) and is recorded in financing and interest expense.  The interest on the convertible debentures for the nine-month period ended September 30, 2018 amounted to CAD$456 thousand ($354 thousand) of which CAD$304 thousand ($231 thousand) was paid by issuance of 307,069 common shares on July 3, 2018.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

10.	Convertible Notes

On May 8, 2018, the Company closed its previously announced offering by way of private placement (the "Offering"). In connection with the Offering, the Company issued 320 units (the "Units") at a subscription price of $10,000 per Unit for gross proceeds of $3,200,000. A related party of the Company participated in the Offering and subscribed for an aggregate of two Units.

Each Unit is comprised of (i) 7,940 common shares of the Corporation ("Common Shares"), (ii) a $5,000 convertible 6% note (a "Note"), and (iii) 7,690 warrants to purchase common shares of the Corporation ("Warrants"). Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matures on June 1, 2021 and is convertible into Common Shares at a conversion price of $0.80 per Common Share. Each Warrant entitles its holder to purchase one Common Share at a price of $0.80 per Common Share until June 1, 2021.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately $157,800 in the aggregate and issued non-transferable agents' warrants to the Agents, entitling the Agents to purchase 243,275 common shares at a price of $0.80 per share until June 1, 2021.  Management has determined the value of the agents' warrants to be $50,000.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Common stock	$1,627	$167	$1,460
Convertible notes	1,086	111	975
Warrants	487	50	437
	$3,200	$328	$2,872

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2019 amounts to $132,000 (2018: $59,000).

The components of the convertible notes are as follows:

	September 30, 2019	December 31, 2018
Attributed value of net proceeds to convertible notes	$975	$975
Accretion	230	98
Convertible note	$1,205	$1,073

The interest on the convertible notes for the nine-month period ended September 30, 2019 amounts to $72 thousand and is recorded in financing and interest expense (2018: $39).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

11.	Capital Stock

	September 30, 2019	December 31, 2018
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

On July 3, 2018, the Company granted 100,000 options to purchase common stock to a consultant.  The stock options are exercisable at $0.78 per share and vest over a period of 2 years at a rate of 25% every six months and expire 3 years after the grant date.  The stock options were accounted for at their fair value of approximately $27 thousand

During the nine-month period ended September 30, 2019 a total of 50,000 stock options were exercised for 50,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $21 thousand, resulting in an increase in additional paid-in capital of $21 thousand.

During the nine-month period ended September 30, 2018 a total of 60,000 stock options were exercised for 60,000 common shares having a par value of $0 thousand in aggregate, for cash consideration of $33 thousand, resulting in an increase in additional paid-in capital of $33 thousand.

Compensation expenses for stock-based compensation of $261 thousand and $311 thousand were recorded during the nine-month periods ended September 30, 2019 and 2018, respectively. An amount of $225 thousand expensed in the nine-month period ended September 30, 2019 relates to stock options granted to employees and an amount of $36 thousand relates to stock options granted to consultants.  An amount of $302 thousand expensed in the nine-month period ended September 30, 2018 relates to stock options granted to employees and directors and an amount of $9 thousand relates to stock options granted to a consultant.  As at September 30, 2019, the Company has $240 thousand (2018 - $550 thousand) of unrecognized stock-based compensation.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

12.	Additional Paid-In Capital (Cont'd)

Warrants

During the nine-month period ended September 30, 2018 a total of 3,160,739 warrants were exercised for 3,160,739 common shares having a par value of $Nil in aggregate, for cash consideration of approximately $1,796 thousand, resulting in an increase in additional paid-in capital of approximately $1,796 thousand.  No warrants were exercised during the nine-month period ended September 30, 2019.

Deferred Share Units ("DSUs")

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non-employee directors as part of their annual remuneration.  Under the DSU Plan, the Board may grant Deferred Share Units ("DSUs") to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs.  To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan.  As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs.  On March 27, 2019, 271,740 DSUs (287,355 on May 16, 2018) have been granted under the DSU Plan, accordingly, an amount of $214 thousand ($379 thousand in 2018) has been recognized in general and administrative expenses.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the nine-month periods ended September 30, 2019 and 2018.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

13.	Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	September 30, 2019	September 30, 2018
Research and development agreements	$674	$1,173

The following table presents our revenues disaggregated by timing of recognition:

	September 30, 2019	September 30, 2018
(in U.S. $ thousands)
Product and services transferred at point in time	$371	$-
Products and services transferred over time	303	1,173
	$674	$1,173

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	September 30, 2019	September 30, 2018
Europe	$534	1,088
Canada	140	85
	$674	$1,173

Remaining performance obligations

As at September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,511 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months.  The Company is also eligible to receive up to $4,540 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,015 in commercial sales milestone payments, the majority of which is expected to be recognized in the next five years, but is wholly dependent on the marketing efforts of our development partners.  In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

14.	Leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the nine-month period ended September 30, 2019 included in general and administrative expenses is $114 thousand. The cash outflows from operating leases for the nine-month period ended September 30, 2019 was $107 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at    September 30, 2019 were 6.4 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as et September 30, 2019 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2019 Remainder	$37
2020	147
2021	149
2022	153
2023	155
2024	158
Thereafter	184
Total undiscounted lease payments	983
Less: Interest	286
Present value of lease liabilities	$697

Current portion of operating lease liability     $135

Operating lease liability                                     $562

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2019
(Expressed in U.S. Funds)
(Unaudited)

15.	Related Party Transactions

Included in management salaries for the nine-month period ended September 30, 2019 are $56 thousand (2018 - $39) for options granted to the Chief Executive Officer, $40 thousand (2018 - $36 thousand) for options granted to the President and Chief Financial Officer, $25 (2018 - $17) for options granted to the Vice President, Operations, $24 thousand (2018 - $17 thousand) for options granted to the Vice-President, Research and Development, $24 thousand (2018 - $48 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan and $Nil (2018 - $36 thousand) for options granted to non-employee directors.

Also included general and administrative expense for the nine-month period ended September 30, 2019 are director fees of $174 thousand (2018 - $183 thousand) and DSU of $214 thousand (2018: $379).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the nine-month period ended September 30, 2019 and 2018.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2018. In preparing this MD&A, we have taken into account information available to us up to November 7, 2019, the date of this MD&A, unless otherwise indicated.

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

Corporate

Manufacturing facility

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology. Since we recently received our cGMP-compliant rating from Health Canada for manufacturing and packaging activities, we anticipate the manufacturing of our products to commence on the first half of 2020.

Expansion to the existing Manufacturing Facility

On March 6, 2018 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2018 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years.  Under the terms of the Lease IntelGenx will be required to pay base rent of approximately CA$74 thousand (approximately $56 thousand) per year, which will increase at a rate of CA$0.25 ($0.19) per square foot every two years.  IntelGenx plans to use the newly leased space to expand its manufacture of oral film VersaFilm TM.

The Company has initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners as well as obtaining the necessary funding.  This expansion became necessary following requests by commercial partners to increase manufacturing capacity and provide solvent film manufacturing capabilities.  The new facility should create a fivefold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property. The Company has signed agreements in the amount of €1,911 thousand with six suppliers with respect to equipment for solvent film manufacturing.  As at September 30, 2019 an amount of €1,425 thousand has been paid.

Most recent key developments

On September 26, 2019, the Company announced the resubmission of its 505(b)(2) New Drug Application for RIZAPORT® VersaFilm® for the treatment of acute migraines to the U.S. Food and Drug Administration ("FDA").  On April 2, 2019, the Company had received a Complete Response Letter from the FDA regarding the NDA for RIZAPORT® VersaFilm® accepted by the Agency on November 20, 2018. The issues cited in the CRL related to the Chemistry, Manufacturing and Controls section of the application. The FDA requested additional information, but no new bioequivalence study.  The resubmitted NDA is subject to the FDA's acceptance review, the results of which are expected within 30 days. On October 22, 2019, FDA confirmed that they had accepted our NDA for review. The FDA assigned a Prescription Drug User Fee Act ("PDUFA") goal date for completion of the review of the RIZAPORT® NDA of March 26, 2020.

Following the end of the quarter, on October 09, 2019, the Company announced that an independent Data Safety Monitoring Board ("DSMB") completed its first interim analysis of the ongoing Montelukast VersaFilm® Phase 2a ("BUENA") clinical trial in patients with mild to moderate Alzheimer's Disease.  The DSMB reviewed compiled safety data from 25 subjects enrolled in the BUENA trial, 13 of which have completed 26 weeks of daily treatment. The DSMB did not raise any concerns regarding safety and recommended that the trial continue.  Recently, Prof. Dr. Ludwig Aigner's group at the Paracelsus Medical University in Salzburg conducted additional efficacy testing of Montelukast in an AD mouse model in collaboration with IntelGenx. Overall results demonstrated that the treatment effect was dose-dependent, with higher doses of Montelukast significantly increasing the mice's cognition in two behavioural tests. Detailed results from this testing will be presented at an upcoming medical conference.  Based on this new preclinical data demonstrating that the efficacy of Montelukast VersaFilm is dose dependent, IntelGenx plans to continue the BUENA clinical trial at an increased daily dose, subject to Health Canada approval.

Following the end of the quarter, on October 31, 2019, the Company announced the initiation of the manufacturing scale up activities for its cannabis-infused VersaFilm® product co-development program with Tilray.  Specific details of the cannabis-infused VersaFilm® product will be unveiled closer to its commercial launch.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2019 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $846 primarily due to the fluctuations in the rates used to prepare our financial statements, $282 of which positively impacted our comprehensive loss for the nine-month period ended September 30, 2019. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period		Nine-month period
	ended September 30,		ended September 30,

	2019	2018	2019	2018
	$	$	$	$
Comprehensive loss	(2,859)	(2,926)	(7,679)	(7,699)
Add (deduct):
Depreciation	180	178	523	540
Finance costs	305	301	901	821
Finance income	(19)	-	(80)	-
Share-based compensation	80	188	261	311
Other comprehensive loss (income)	52	(18)	(320)	90

Adjusted EBITDA	(2,261)	(2,277)	(6,394)	(5,937)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA improved by $16 for the three-month period ended September 30, 2019 to ($2,261) compared to ($2,277) for the three-month period ended September 30, 2018. The improvement in Adjusted EBITDA of $16 for the three-month period ended September 30, 2019 is mainly attributable to a decrease in revenues of $639, offset by a decrease in R&D expenses of $597 before consideration of stock-based compensation and a decrease in SG&A expenses of $58 before consideration of stock-based compensation.  Adjusted EBITDA decreased by $457 for the nine-month period ended September 30, 2019 to ($6,394) compared to ($5,937) for the nine-month period ended September 30, 2019. The decrease in Adjusted EBITDA of $457 for the nine-month period ended September 30, 2019 is mainly attributable to a decrease in revenues of $499 and an increase in SG&A expenses of $179 before consideration of stock-based compensation, offset by a decrease in R&D expenses of $221.

Results of operations for the three-month and nine-month periods ended September 30, 2019 compared with the three-month and nine-month periods ended September 30, 2018.

	Three-month period ended September 30,		Nine-month period ended September 30,
	2019	2018	2019	2018
Revenue	$61	$700	$674	1,173
Research and Development Expenses	842	1,452	2,884	3,106
Selling, General and Administrative Expenses	1,560	1,713	4,445	4,315
Depreciation of tangible assets	180	178	523	540
Operating loss	(2,521)	(2,643)	(7,178)	(6,788)
Net loss	(2,807)	(2,944)	(7,999)	(7,609)
Comprehensive loss	(2,859)	(2,926)	(7,679)	(7,699)

Revenue

Total revenues for the three-month period ended September 30, 2019 amounted to $61, representing a decrease of $639 or 91% compared to $700 for the three-month period ended September 30, 2018.  Total revenues for the nine-month period ended September 30, 2019 amounted to $674, representing a decrease of $499 or 43% compared to $1,173 for the nine-month period ended September 30, 2018.  The decrease for the three-month period ended September 30, 2019 compared to the last year's corresponding period is mainly attributable to a decrease in R&D revenues of $639. The decrease for the nine-month period ended September 30, 2019 compared to the last year's corresponding period is mainly attributable to a decrease in R&D revenues of $870 offset by an increase in R&D milestones revenues of $371.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended September 30, 2019 amounted to $842, representing a decrease of $610 or 42%, compared to $1,452 for the three-month period ended September 30, 2018. R&D expenses for the nine-month period ended September 30, 2019 amounted to $2,884, representing a decrease of $222 or 7%, compared to $3,106 for the nine-month period ended September 30, 2018.

The decrease in R&D expenses for the three-month period ended September 30, 2019 is mainly attributable to decreases in study costs of $394, analytical costs of $114, lab supplies of $97 and patent expenses of $29, offset by an increase in salary expense of $24. The decrease in R&D expenses for the nine-month period ended September 30, 2019 is mainly attributable to a decrease in study costs of $467, offset by increases in analytical costs of $150 and lab supplies of $108.

In the three-month period ended September 30, 2019 we recorded estimated Research and Development Tax Credits of $94, compared with $78 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2019 we recorded estimated Research and Development Tax Credits of $282, compared with $233 that was recorded in the same period of the previous year.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended September 30, 2019 amounted to $1,560, representing a decrease of $153 or 9%, compared to $1,713 for the three-month period ended September 30, 2018. SG&A expenses for the nine-month period ended September 30, 2019 amounted to $4,445 representing an increase of $130 or 3%, compared to $4,315 for the nine-month period ended September 30, 2018.

The decrease in SG&A expenses for the three-month period ended September 30, 2019 is mainly attributable to decreases in manufacturing expenses of $263, salaries and compensation expenses of $97 mainly attributable to revaluation of the DSUs granted to non-employee Directors, general office expenses of $47 and the variation of foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $41, offset by the expense related to the write-off of the Laboval deposit of $207 and increases in investor relations expenses of $65 and professional fees of $13.  The increase in SG&A expenses for the nine-month period ended September 30, 2019 is mainly attributable to an increase in investor relations expenses of $287, the expense related to the write-off of the Laboval deposit of $207, and the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $201, offset by decreases in manufacturing expense of $281, professional fees of $171 attributable to the 2018 aborted capital raise as well as the Laboval acquisition which has been  terminated, business development expense of $48, salaries and compensation of $43 and general office expense of $30.

Depreciation of tangible assets

In the three-month period ended September 30, 2019 we recorded an expense of $180 for the depreciation of tangible assets, compared with an expense of $178 for the same period of the previous year.  In the nine-month period ended September 30, 2019 we recorded an expense of $523 for the depreciation of tangible assets, compared with an expense of $540 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2019 amounted to $80 compared to $188 for the three-month period ended September 30, 2018. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2019 amounted to $261 compared to $311 for the nine-month period ended September 30, 2018.

We expensed approximately $68 in the three-month period ended September 30, 2019 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan, approximately $Nil for options granted to non-employee directors, and approximately $12 for options granted to consultants in 2018, compared with $153, $30, and $5, respectively that was expensed in the same period of the previous year.

We expensed approximately $225 in the nine-month period ended September 30, 2019 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan, approximately $Nil for options granted to non-employee directors, and approximately $36 for options granted to consultants in 2018, compared with $266, $36, and $9, respectively that was expensed in the same period of the previous year.

There remains approximately $240 in stock-based compensation to be expensed in fiscal 2019 and 2020, of which $192 relates to the issuance of options to our employees and directors during 2018 to 2019 and $48 relates to the issuance of options to consultants in 2019. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	September 30, 2019	December 31, 2018	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current Assets	$5,339	$13,063	$(7,724)	(59%)
Leasehold improvements and Equipment, net	6,310	6,248	62	1%
Security Deposits	728	707	21	3%
Operating lease right-of-use asset	690	-	690	100%
Current Liabilities	2,577	2,722	(145)	(5%)
Long-term debt	639	1,140	(501)	(44%)
Convertible debentures	5,445	5,047	398	8%
Convertible notes	1,205	1,073	132	12%
Operating lease liability	562	-	562	100%
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	42,330	42,048	282	1%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of September 30, 2019, the Company had cash and short-term investments totaling approximately $4,289.  The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

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

Current assets

Current assets totaled $5,339 as at September 30, 2019 compared with $13,063 at December 31, 2018. The decrease of $7,724 is mainly attributable to decreases in short-term investments of $3,619, decrease in cash of $3,087, decrease in accounts receivable of $618, decrease in prepaid expenses of $278, and a decrease in investment tax credits receivable of $133.

Cash

Cash totaled $3,728 as at September 30, 2019 representing a decrease of $3,087 compared with the balance of $6,815 as at December 31, 2018. The decrease in cash on hand relates to net cash used by operating activities of $6,108 and cash used in financing activities of $512, offset by net cash provided investing activities of $3,323.

Accounts receivable

Accounts receivable totaled $197 as at September 30, 2019 representing a decrease of $618 compared with the balance of $815 as at December 31, 2018. The main reason for the decrease is related to the collection in 2019 of revenues accounted for as at December 31, 2018.

Prepaid expenses

As at September 30, 2019 prepaid expenses totaled $184 compared with $462 as of December 31, 2018. The decrease in prepaid expenses is mainly attributable to the expensing of the Laboval deposit as a result of the termination of the potential acquisition in the amount $275 CAD ($207) and advance payments in December 2018 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $283 as at September 30, 2019 compared with $416 as at December 31, 2018. The decrease is attributable to the collection of the year-end balance of $416 offset by the accrual estimated and recorded for the nine-month period ended September 30, 2019.

Leasehold improvements and equipment

As at September 30, 2019, the net book value of leasehold improvements and equipment amounted to $6,310, compared to $6,248 at December 31, 2018. In the nine-month period ended September 30, 2019 additions to assets totaled $398 and mainly comprised of $255 for manufacturing equipment, $113 for leasehold improvements, $14 for computer equipment and $16 for lab and office equipment.

Security deposit

A security deposit in the amount of CAD$300 in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2019.  Security deposits in the amount of CAD$650 for the term loans and CAD$15 for utilities were also recorded as at September 30, 2019.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,729 as at September 30, 2019 compared with $2,030 as at December 31, 2018.  The decrease is mainly attributable to the payment of R&D related expenses, professional fees and accruals accounted for as at Dec 31, 2018.

Long-term debt

Long-term debt totaled $1,352 as at September 30, 2019 (December 31, 2018 - $1,832).  An amount of $1,126 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021.

An amount of $226 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2018 to December 2021.

Convertible debentures

Convertible debentures totaled $5,445 as at September 30, 2019 as compared to $5,047 as at December 31, 2018.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,738,000) of debentures at a price of CAD$1,000 ($755) per debenture in July 2018 and August 2018. The convertible debentures have been recorded as a liability.  Total transactions costs in the amount of CAD$1,237,000 ($934,000) were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2019 amounts to CAD$326,000 ($245,000) ((CAD$282,000, (219,000) in 2018)).  The interest on the convertible debentures as at September 30, 2019 amounts to CAD$455,000 ($342,000) compared to CAD$456,000 ($354,000) for the comparative period in 2018 and is recorded in Financing and interest expense.

Convertible notes

Convertible notes totaled $1,205 as at September 30, 2019 as compared to $1,073 as at December 31, 2018. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2019 amounts to $132 compared to $59 for the comparative period in 2018.  The interest on the convertible notes for the nine-month period ended September 30, 2019 amounts to $72 ($39 in 2018) and is recorded in Financing and interest expense.

Shareholders' equity

As at September 30, 2019 we had accumulated a deficit of $38,846 compared with an accumulated deficit of $30,896 as at December 31, 2018. Total assets amounted to $13,067 and shareholders' equity totaled $2,639 as at September 30, 2019, compared with total assets and shareholders' equity of $20,018 and $9,987 respectively, as at December 31, 2018.

Capital stock

As at September 30, 2019 capital stock amounted to $0.935 (December 31, 2018: $0.935). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $42,330 as at September 30, 2019, as compared to $42,048 as at December 31, 2018. Additional paid in capital increased by $282 from which $21 came from proceeds from exercise of stock options and $261 from stock-based compensation attributable to the amortization of stock options granted to employees and consultants.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	September 30, 2019	September 30, 2018	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(6,108)	$(6,140)	$32	1%
Financing Activities	(512)	4,199	(4,711)	(112%)
Investing Activities	3,323	2,111	1,212	57%
Cash - end of period	3,728	1,668	2,060	124%

Statement of cash flows

Net cash used in operating activities was $6,108 for the nine-month period ended September 30, 2019, compared to $6,140 for the nine-month period ended September 30, 2018. For the nine-month period ended September 30, 2019, net cash used by operating activities consisted of a net loss of $7,999 (2018: $7,609) before depreciation, accretion expense, stock-based compensation, DSU expense, interest payable by issuance of common shares and lease expense in the amount of $1,382 (2018: $1,739) and an increase in non-cash operating elements of working capital of $509 (2018: ($270)).

The net cash used in financing activities was $512 for the nine-month period ended September 30, 2019, compared to net cash provided from financing activities of $4,199 in the same period of the previous year. The financing activities for the nine-month period ended September 30, 2019 are for the repayment of term loans in the amount of $533 offset by proceeds from exercise of stock options in the amount of $21.  For the nine-month period ended September 30, 2018, an amount of $3,004 derives from the proceeds of a private placement and an amount of $1,829 derives from proceeds from exercise of warrants and stock options offset by repayment of term loans for an amount of $552 and the transaction costs related to the private placement of $82.

Net cash provided by investing activities amounted to $3,323 for the nine-month period ended September 30, 2019 compared to $2,111 in the same period of 2018. The net cash provided by investing activities for the nine-month period ended September 30, 2019 relates to the redemption of short-term investments of $5,190 (2018: $3,192), offset by the acquisition of short-term investments of $1,469 (2018: $453) and the purchase of leasehold improvements and equipment of $398 (2018: $628).

The balance of cash as at September 30, 2019 amounted to $3,728, compared to $1,668 as at September 30, 2018.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 7, 2019	By: /s/ Horst G. Zerbe
Horst G. Zerbe
Chief Executive Officer and Director

Date: November 7, 2019	By: /s/ Andre Godin
Andre Godin
Principal Accounting Officer