Form 10-K/A
period 2019-12-31
IntelGenx Technologies Corp.
filed 2020-04-15
CIK 1098880

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

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends IntelGenx Technologies Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 26, 2020, and is being filed solely to correct an administrative error of a missing conformed signature in The Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 from the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Richter LLP
31.1	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Horst G. Zerbe, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	Certification of Andre Godin, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on April 15, 2020, thereunto duly authorized.

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

Richter LLP (Signed) 1

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