Form 10-Q
period 2020-03-31
IntelGenx Technologies Corp.
filed 2020-05-14
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

110,259,653 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  May 14, 2020.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

March 31, 2020

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current
Cash	$355	$1,332
Short-term investments	4,012	580
Accounts receivable	425	381
Prepaid expenses	145	170
Investment tax credits receivable	414	375
Inventory (note 4)	350	382
Total current assets	5,701	3,220
Leasehold improvements and equipment, net (note 5)	5,712	6,365
Security deposits	688	752
Operating lease right-of-use asset	606	683
Total assets	$12,707	$11,020
Liabilities
Current
Accounts payable and accrued liabilities	1,878	1,941
Current portion of long-term debt (note 7)	602	727
Current portion of operating lease liability (note 13)	125	137
Convertible debentures (note 8)	5,251	5,642
Total current liabilities	7,856	8,447

Long-term debt (note 7)	339	470
Convertible notes (note 9)	1,308	1,255
Operating lease liability (note 13)	490	555
Total liabilities	9,993	10,727
Shareholders' equity
Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 110,259,652 shares issued and outstanding (2019: 93,942,652 common shares) (note 10)	1	1
Additional paid-in capital (note 11)	47,950	42,635
Accumulated deficit	(43,964)	(41,507)
Accumulated other comprehensive loss	(1,273)	(836)
Total Shareholders' Equity	2,714	293
	$12,707	$11,020

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                            Director                                                       /s/ Horst G. Zerbe                                            Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity

For the Period Ended March 31, 2020

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2019	93,942,652	$1	$42,635	$(41,507)	$(836)	$293

Other comprehensive loss	-	-	-	-	(437)	(437)

Common stock issued, net of transaction costs of $778 (note 11)	16,317,000	-	3,912	-	-	3,912

Warrants issued, net of transaction costs of $240 (note 11)	-	-	1,207	-	-	1,207

Agents' warrants issued (note 11)	-	-	125	-	-	125

Stock-based compensation (note 11)	-	-	71	-	-	71

Net loss for the period	-	-	-	(2,457)	-	(2,457)

Balance - March 31, 2020	110,259,652	$1	$47,950	$(43,964)	$(1,273)	$2,714

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2020	2019

Revenues (note 12)	$202	$416

Total Revenues	202	416

Expenses
Research and development expense	850	860
Selling, general and administrative expense	1,324	1,704
Depreciation of tangible assets	179	171

Total expenses	2,353	2,735

Operating loss	(2,151)	(2,319)

Interest income	1	29

Financing and interest expense	(307)	(298)

Net financing and interest expense	(306)	(269)

Net Loss	(2,457)	(2,588)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(218)	223
Change in fair value	(219)	24
	(437)	247
Comprehensive loss	$(2,894)	$(2,341)

Basic and Diluted Weighted Average Number of Shares Outstanding	102,908,037	93,519,140

Basic and Diluted Loss Per Common Share (note 15)	$(0.03)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2020	2019
Funds (used) provided -

Operating activities

Net loss	$(2,457)	$(2,588)
Depreciation of tangible assets	179	171
Stock-based compensation	71	86
Accretion expense	146	120
DSU expense	(175)	210
Lease non-cash expense	1	3
	(2,235)	(1,998)
Changes in non-cash items related to operations:
Accounts receivable	(44)	141
Prepaid expenses	25	67
Investment tax credits receivable	(39)	(102)
Accounts payable and accrued liabilities	125	(501)
Net change in non-cash items related to operations	67	(395)
Net cash used in operating activities	(2,168)	(2,393)

Financing activities
Repayment of long-term debt	(196)	(159)
Proceeds from exercise of warrants and stock options	-	21
Net proceeds from public offering	5,564	-
Transaction costs of public offering	(320)	-
Net cash provided by (used in) financing activities	5,048	(138)

Investing activities
Additions to leasehold improvements and equipment	(57)	(70)
Redemption of short-term investments	581	3,731
Acquisition of short-term investments	(4,532)	(1469)
Net cash (used in) provided by investing activities	(4,008)	2,192

Decrease in cash	(1,128)	(339)

Effect of foreign exchange on cash	151	151

Cash

Beginning of period	1,332	6,815
End of period	$355	$6,627

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2020, the Company had cash and short-term investments totaling approximately $4,367. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout Canada and around the world. On March 23, 2020, the government of Quebec ordered the closure of all non-essential businesses effective March 25, 2020. Because of the nature of its operations, the Company is only partially affected by this order. The Company is aware of the impact on its business as a result of COVID-19 but uncertain as to the extent of this impact on its consolidated

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

2. Going Concern (Cont'd)

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

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs. The current COVID-19 pandemic could continue to have a negative impact on the stock market, including trading prices of the Company's shares and its ability to raise new capital.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

4. Inventory

Inventory as at March 31, 2020 consisted of raw materials in the amount of $350 thousand (2019: $382 thousand).

5. Leasehold Improvements and Equipment

			March 31, 2020	December 31, 2019
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,300	$871	$3,429	$3,778
Laboratory and office equipment	1,255	817	438	498
Computer equipment	115	83	32	40
Leasehold improvements	3,058	1,245	1,813	2,049
	$8,728	$3,016	$5,712	$6,365

 From the balance of manufacturing equipment, an amount of $1,637 thousand (2019: $1,788 thousand) represents assets which are still under construction as at March 31, 2020 and are consequently not depreciated.

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($176 thousand) and corporate credits cards of up to CAD$75 thousand ($53 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($300 thousand). Borrowings under the operating demand line of credit bear interest at the Bank's prime lending rate plus 2%. The credit facility and term loan (see note 8) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($2,996,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.  As at March 31, 2020, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

7.  Long-term Debt

The components of the Company's debt are as follows:

	March 31, 2020 $	December 31, 2019 $

Term loan facility	788	1,005
Secured loan	153	192
Total debt	941	1,197

Less: current portion	602	727

Total long-term debt	339	470

The Company's term loan facility consists of a total of CAD$4 million ($2.82 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($44 thousand).  The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 7).

The secured loan has a principal balance authorized of CAD$1 million ($705 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($12 thousand) from January 2017 to March 2021.  In March 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of capital repayments. The loan is secured by a second ranking on all present and future property of the Company.  The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.

Principal repayments due in each of the next two years are as follows:

2020   441 (CAD 625)

2021   500 (CAD 710)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

8.  Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($4,820,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($4,820,000) of Debentures at a price of CAD$1,000 ($705) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($0.95) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($705) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($537,000).

Together with the principal amount of CAD$6,838,000 ($4,820,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,357,000) of Debentures at a price of CAD$1,000 ($705) per Debenture.

The convertible debentures have been recorded as a liability.  Total transactions costs in the amount of CAD$1,237,000 ($872,000) were recorded against the liability.  The accretion expense for the three-month period ended March 31, 2020 amounts to CAD$121,000 ($90,000), compared to CAD$105,000 ($79,000) for the comparative period in 2019.

The components of the convertible debentures are as follows:

	March 31, 2020	December 31, 2019

Face value of the convertible debentures	$5,343	$5,835
Transaction costs	(872)	(952)
Accretion	780	759
Convertible debentures	$5,251	$5,642

The interest accrued on the convertible debentures for the three-month period ended March 31, 2020 amounts to CAD$152 thousand ($113 thousand) and is recorded in financing and interest expense.  The interest on the convertible debentures amounted to CAD$152 thousand ($114 thousand) for the three-month period ended    March 31, 2019.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

9.  Convertible Notes

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

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the three-month period ended March 31, 2020 amounts to $53,000 (2019: $42,000).

The components of the convertible notes are as follows:

	March 31, 2020	December 31, 2019

Attributed value of net proceeds to convertible notes	$975	$975
Accretion	333	280
Convertible note	$1,308	$1,255

The interest on the convertible notes for the three-month period ended March 31, 2020 amounts to $24,000 and is recorded in financing and interest expense (2019: $24,000).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

10. Capital Stock

	March 31, 2020	December 31, 2019
Authorized -
200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
110,259,652 (December 31, 2019 - 93,942,652) common shares	$1	$1

11. Additional Paid-In Capital

Public Offering

On February 11, 2020, IntelGenx announced the closing of 16,317,000 units (the "Units") at a price of CAD$0.50 ($0.35) for gross proceeds of CAD$8,158,500 ($5,751,000).

Each Unit consists of one share of common stock of the Company and one warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of CAD$0.75 ($0.53) per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance.  Management has determined the value attributed to common stock is $3,912 thousand and $1,207 thousand for the warrants issued, resulting in an increase in additional paid-in-capital of $5,119 thousand.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately CAD$763,000 ($574,000) in the aggregate and issued non-transferable agents' warrants to the Agents, entitling the Agents to purchase 1,142,190 common shares at a price of CAD$0.75 ($0.53) per share until February 11, 2023.  Management has determined the value of the agents' warrants to be $125,000, resulting in an increase in additional paid-in-capital of $125,000.

The proceeds of the Units are attributed to equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Common stock	$4,690	$778	$3,912
Warrants	1,447	240	1,207
	$6,137	$1,018	$5,119

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

11. Additional Paid-In Capital (Cont'd)

Stock options

No options were granted during the three-month period ended March 31, 2020.

No stock options were exercised during the three-month period ended March 31, 2020.

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

Compensation expenses for stock-based compensation of $71 thousand and $86 thousand were recorded during the three-month periods ended March 31, 2020 and 2019, respectively. An amount of $59 thousand expensed in the three-month period ended March 31, 2020 relates to stock options granted to employees and an amount of $12 thousand relates to stock options granted to consultants.  An amount of $74 thousand expensed in the three-month period ended March 31, 2019 relates to stock options granted to employees and an amount of $12 thousand relates to stock options granted to a consultant.  As at March 31, 2020, the Company has $86 thousand (2019 - $416 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the three-month periods ended March 31, 2020 and 2019.

Deferred Share Units ("DSUs")

On March 27, 2019, 271,740 DSUs have been granted under the DSU Plan.

No DSUs were granted in 2020.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the three-month periods ended March 31, 2020 and 2019.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

12. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	March 31, 2020	March 31, 2019

Research and development agreements	$202	$416

The following table presents our revenues disaggregated by timing of recognition:

	March 31, 2020	March 31, 2019
(in U.S. $ thousands)
Product and services transferred at point in time	$202	$372
Products and services transferred over time	-	44
	$202	$416

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2020	March 31, 2019

Europe	$202	385
Canada	-	31
	$202	$416

      Remaining performance obligations

As at March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,084 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,169 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,376 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

13. Leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the three-month period ended March 31, 2020 included in general and administrative expenses is $37 thousand. The cash outflows from operating leases for the three-month period ended March 31, 2020 was $36 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at March 31, 2020 were 5.9 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at March 31, 2020 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2020	$103
2021	139
2022	143
2023	144
2024	148
Thereafter	172
Total undiscounted lease payments	849
Less: Interest	234
Present value of lease liabilities	$615

 Current portion of operating lease liability  $125

 Operating lease liability  $490

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements March 31, 2020 (Expressed in U.S. Funds) (Unaudited)

14.  Related Party Transactions

Included in management salaries are $10 thousand (2019 - $20 thousand) for options granted to the Chief Executive Officer, $10 thousand (2019 - $14 thousand) for options granted to the Chief Financial Officer, $10 thousand (2019 - $5 thousand) for options granted to the Vice President, Operations, $5 thousand (2019 - $8 thousand) for options granted to the Vice-President, Research and Development, $5 thousand (2019 - $8 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan.

Also included in general and administrative expense for the three-month period ended March 31, 2020 are director fees of $58 thousand (2019 - $58 thousand) and DSU recovery of $175 thousand (2019: expense of $210 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

15.  Basic and Diluted Loss Per Common Share

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the three-month period ended March 31, 2020 and 2019.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2019. In preparing this MD&A, we have taken into account information available to us up to May 14, 2020, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

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

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market.  More recently, we have made the strategic decision to enter the Canadian cannabis market with a non-prescription cannabis infused oral film expected to be launched in 2020.  In addition we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer and manufacturing scale-up, and commercial manufacturing.

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

Our primary growth strategies is based on three pillars: (1) out licensing commercial rights of our existing pipeline products, (2) partnering on contract development and manufacturing projects leveraging our various technology platforms, and (3) expanding our current pipeline through:

  identifying lifecycle management opportunities for existing market leading pharmaceutical products,

  develop oral film products that provide tangible patient benefits,

  development of new drug delivery technologies, VetaFilm™

  entering the veterinary market with

  repurposing existing drugs for new indications, and

  developing generic drugs where high technology barriers to entry exist in reproducing branded films.

We have established a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™, VetaFilm™ and AdVersa products. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

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

Most recent key developments

On January 09, 2020, the Company entered into a Feasibility Study Agreement with an undisclosed partner focused on bringing innovative animal health products to the market.  Pursuant to the Agreement, IntelGenx will conduct a feasibility study on an undisclosed molecule for buccal absorption using IntelGenx's proprietary VetaFilm™ platform. Based on successful feasibility, the Company will have exclusive rights to further develop, manufacture and supply the developed product to the Partner.

On January 15, 2020, the Company announced that Health Canada had issued a No Objection Letter in response to IntelGenx's amended Clinical Trial Application for the ongoing Montelukast VersaFilm® Phase 2a clinical trial in patients with mild to moderate Alzheimer's Disease.  IntelGenx's amended CTA was based on additional efficacy testing of Montelukast in an AD mouse model, conducted in collaboration with Prof. Dr. Ludwig Aigner's group at the Paracelsus Medical University in Salzburg. As reported in the manuscript entitled, Montelukast dose-dependently improves cognitive outcome in the 5xFAD mouse model of Alzheimer's Disease1, overall results demonstrated that the treatment effect was dose-dependent, with higher doses of Montelukast significantly increasing the mice's cognition in two behavioural tests.

On January 27, 2020, the Company announced the pricing of an agency offering of up to 20,000,000 units, subject to a minimum offering of 10,000,000 units, for gross proceeds of between $5,000,000 and $10,000,000 at a price of $0.50 per Unit. Each Unit consist of one share of common stock of the Company and one warrant to purchase one share of Common Stock at an exercise price of $0.75 per share.  The Company also granted the agent an option to increase the size of the offering by up to 15%, exercisable in whole or in part at any time for a period of 30 days after and including the closing date of the offering.

On February 11, 2020, the Company announced the closing of the offering of 16,317,000 units at a price of C$0.50 per Unit for gross proceeds of C$8,158,500.  Each Unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of C$0.75 per share. The Warrants are exercisable since closing and will expire on the third anniversary of the date of their issuance.

The units were distributed under a short form prospectus dated January 27, 2020 filed by the Company in connection with the offering and available on SEDAR at www.sedar.com and have been registered with the United States Securities and Exchange Commission pursuant to a Form S-1 Registration Statement that was declared effective on January 31, 2020. The offering was conducted, on a best efforts basis, by Echelon Wealth Partners Inc. In consideration for the services rendered by the agent, the Company paid the agent an agency fee equal to 7% of the gross proceeds of the offering and issued the agent a number of warrants equal to 7% of the number of units issued under the offering.

On March 27, 2020, the Company announced that it received a Complete Response Letter from the U.S. Food and Drug Administration regarding its resubmitted 505(b)(2) New Drug Application ("NDA") for RIZAPORT® VersaFilm® for the treatment of acute migraines.  The CRL stated that the FDA cannot approve the application in its present form. The Agency requested additional information, but no new bioequivalence study. We requested a meeting with the FDA to discuss the CRL comments, with the goal of obtaining clarification and determining next steps.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2020 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $1,273 primarily due to the fluctuations in the rates used to prepare our financial statements, $437 of which negatively impacted our comprehensive loss for the three-month period ended March 31, 2020. The following Management Discussion and Analysis takes this into consideration whenever material.

Reconciliation of Comprehensive Loss to Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

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

IntelGenx obtains its Adjusted EBITDA measurement by adding / (deducting) to comprehensive loss, finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, for its Adjusted EBITDA calculation. The Company believes it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant's remuneration and can vary significantly with changes in the market price of the Company's shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact core operating performance of the Company may vary significantly from one period to another. As such, Adjusted EBITDA provides improved continuity with respect to the comparison of the Company's operating results over a period of time. Our method for calculating Adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-US-GAAP Financial Information

	Three-month period
	ended March 31,

	2020	2019
	$	$
Comprehensive loss	(2,894)	(2,341)
Add (deduct):
Depreciation	179	171
Finance costs	307	298
Finance income	(1)	(29)
Share-based compensation	71	86
Other comprehensive loss (income)	437	(247)

Adjusted EBITDA (Loss)	(1,901)	(2,062)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) improved by $161 for the three-month period ended March 31, 2020 to ($1,901) compared to ($2,062) for the three-month period ended March 31, 2019. The increase in Adjusted EBITDA (Loss) of $161 for the three-month period ended March 31, 2020 is mainly attributable to a decrease in SG&A expenses of $368 before consideration of stock-based compensation, a decrease in R&D expenses of $7 before consideration of stock-based compensation, offset by a decrease in revenues of $214.

Results of operations for the three-month period ended March 31, 2020 compared with the three-month period ended March 31, 2019.

	Three-month period ended March 31,
	2020	2019

Revenue	$202	$416

Research and Development Expenses	850	860
Selling, General and Administrative Expenses	1,324	1,704
Depreciation of tangible assets	179	171

Operating loss	(2,151)	(2,319)

Net loss	(2,457)	(2,588)

Comprehensive loss	(2,894)	(2,341)

Revenue

Total revenues for the three-month period ended March 31, 2020 amounted to $202, representing a decrease of $214 or 51% compared to $416 for the three-month period ended March 31, 2019.  The decrease for the three-month period ended March 31, 2020 compared to the last year's corresponding period is attributable to a decrease in R&D revenues of $214.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended March 31, 2020 amounted to $850, representing a decrease of $10 or 1%, compared to $860 for the three-month period ended March 31, 2019.

The decrease in R&D expenses for the three-month period ended March 31, 2020 is mainly attributable to a decrease in analytical costs of $122, a decrease in study costs of $32 and a decrease in consulting fees of $25, offset by an increase in lab supplies of $140 and a decrease in tax credits of $20.

In the three-month period ended March 31, 2020 we recorded estimated Research and Development Tax Credits of $74, compared with $94 that was recorded in the same period of the previous year.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended March 31, 2020 amounted to $1,324, representing a decrease of $380 or 22%, compared to $1,704 for the three-month period ended March 31, 2019.

The decrease in SG&A expenses for the three-month period ended March 31, 2020 is mainly attributable to decreases in salaries and compensation expenses of $264 (mainly attributable to the revaluation of DSUs and the fact that there were no new DSUs granted in 2020), investor relations expenses of $132, professional fees of $26 and business development expenses of $20, offset by increases in insurance expense of $45 and manufacturing expenses of $17.

Depreciation of tangible assets

In the three-month period ended March 31, 2020 we recorded an expense of $179 for the depreciation of tangible assets, compared with an expense of $171 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based payments expense for the three-month period ended March 31, 2020 amounted to $71 compared to $86 for the three-month period ended March 31, 2019.

We expensed approximately $59 in the three-month period ended March 31, 2020 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan and approximately $12 for options granted to consultants in 2019, compared with $74 and $12, respectively that was expensed in the same period of the previous year.

There remains approximately $86 in stock-based compensation to be expensed in fiscal 2020 and 2021, of which $62 relates to the issuance of options to our employees during 2018 and 2019 and $24 relates to the issuance of options to consultants in 2019. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	March 31, 2020	December 31, 2019	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current assets	$5,701	$3,220	$2,481	77%

Leasehold improvements and equipment, net	5,712	6,365	(653)	(10%)

Security deposits	688	752	(64)	(9%)

Operating lease right-of-use asset	606	683	(77)	(11%)

Current liabilities (excluding convertible debentures)	2,605	2,805	(200)	(7%)

Long-term debt	339	470	(131)	(28%)

Convertible debentures	5,251	5,642	(391)	(7%)

Convertible notes	1,308	1,255	53	4%

Operating lease liability	490	555	(65)	(12%)

Capital Stock	1	1	0	0%

Additional paid-in-capital	47,950	42,635	5,315	12%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of March 31, 2020, the Company had cash and short-term investments totaling approximately $4,367. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout Canada and around the world. On March 23, 2020, the government of Quebec ordered the closure of all non-essential businesses effective March 25, 2020. Because of the nature of its operations, the Company is only partially affected by this order. The Company is aware of the impact on its business as a result of COVID-19 but uncertain as to the extent of this impact on its consolidated financial statements. This partial disruption, even temporary, may impact our operations and overall business by delaying the progress of our research and development programs and production activities. There is uncertainty as to the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

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

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs. The current COVID-19 pandemic could continue to have a negative impact on the stock market, including trading prices of the Company's shares and its ability to raise new capital.

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

Current assets

Current assets totaled $5,701 as at March 31, 2020 compared with $3,220 as at December 31, 2019. The increase of $2,481 is mainly attributable to increases in short-term investments of $3,432, accounts receivable of $44, investment tax credits receivable of $39, offset by decreases in cash of $977, prepaid expenses of $25 and inventory of $32.

Cash

Cash totaled $355 as at March 31, 2020 representing a decrease of $977 compared with the balance of $1,332 as at December 31, 2019. The decrease in cash on hand relates to net cash used in operating activities of $2,168 and net cash used in investing activities of $4,008, offset by net cash provided by financing activities of $5,048.

Accounts receivable

Accounts receivable totaled $425 as at March 31, 2020 representing an increase of $44 compared with the balance of $381 as at December 31, 2019. The main reason for the increase is related to the revenues accounted for as at March 31, 2020 offset by the collection in 2020 of revenues accounted for as at December 31, 2019.

Prepaid expenses

As at March 31, 2020 prepaid expenses totaled $145 compared with $170 as of December 31, 2019. The decrease in prepaid expenses is attributable to the expensing of advance payments in December 2019 of certain expenses that relate to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $414 as at March 31, 2020 compared with $375 as at December 31, 2019. The increase is attributable to the accrual estimated and recorded for the first three months of 2020.

Leasehold improvements and equipment

As at March 31, 2020, the net book value of leasehold improvements and equipment amounted to $5,712, compared to $6,365 at December 31, 2019. In the three-month period ended March 31, 2020 additions to assets totaled $57 and mainly comprised of $38 for manufacturing equipment, $16 for leasehold improvements and $3 for lab equipment,  offset by depreciation expense of $179 and variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CAD$310 ($219) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2020.  Security deposits in the amount of CAD$650 ($458) for the term loans and CAD$15 ($11) for utilities were also recorded as at March 31, 2020.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,878 as at March 31, 2020 compared with $1,941 as at December 31, 2019.  The decrease is mainly attributable to the accrual for DSUs to independent board of Director members in the amount of $112.

Long-term debt

Long-term debt totaled $941 as at March 31, 2020 (December 31, 2019 - $1,197).  An amount of $788 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in March 2015 and should be fully reimbursed by October 2021.

An amount of $153 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2018 to December 2021.  In March 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of debt repayment.

Convertible debentures

Convertible debentures totaled $5,251 as at March 31, 2020 as compared to $5,642 as at December 31, 2019.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,357,000) of debentures at a price of CAD$1,000 ($705) per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a short-term liability as it matures in June 2020.  Total transactions costs in the amount of CAD$1,237,000 ($872,000) were recorded against the liability.  The accretion expense for the three-month period ended March 31, 2020 amounts to CAD$121,000 ($90,000) ((CAD$105,000) ($79,000) in Q1-2019).  The interest on the convertible debentures as at March 31, 2020 amounts to CAD$152,000 ($113,000) ((CAD$152,000) ($113,000) in Q1-2019) and is recorded in Financing and interest expense. The Company intends to amend the convertible debentures to extend the maturity date from June 30, 2020 to June 30, 2022.

Convertible notes

Convertible notes totaled $1,308 as at March 31, 2020 as compared to $1,255 as at December 31, 2019. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the period ended March 31, 2020 amounts to $53 ($42 in 2019).  The interest in the convertible notes as at March 31, 2020 amounts to $24 ($24 in 2019) and is recorded in Financing and interest expense.

Shareholders' equity

As at March 31, 2020 we had accumulated a deficit of $43,964 compared with an accumulated deficit of $41,507 as at December 31, 2019. Total assets amounted to $12,707 and shareholders' equity totaled $2,714 as at March 31, 2020, compared with total assets and shareholders' equity of $11,020 and $293 respectively, as at December 31, 2019.

Capital stock

As at March 31, 2020 capital stock amounted to $1.102 (December 31, 2019: $0.939). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $47,950 as at March 31, 2020, as compared to $42,635 as at December 31, 2019. Additional paid in capital increased by $5,315 from which $3,912 was the value of the common stock issued in the February 2020 public offering, $1,207 was the value of the warrants issued in the February 2020 public offering, $125 was the value attributed to the Agents' warrants in the February 2020 public offering transaction, and $71 from stock based compensation attributable to the amortization of stock options granted to employees and consultants.

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

Key items from the statement of cash flows

	March 31, 2020	March 31, 2019	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(2,168)	$(2,393)	$225	(9%)
Financing Activities	5,048	(138)	5,186	3,758%
Investing Activities	(4,008)	2,192	(6,200)	(283%)
Cash - end of period	355	6,627	(6,272)	(95%)

Statement of cash flows

Net cash used in operating activities was $2,168 for the three-month period ended March 31, 2020, compared to $2,393 for the three-month period ended March 31, 2019. For the three-month period ended March 31, 2020, net cash used by operating activities consisted of a net loss of $2,457 (2019: $2,588) before depreciation, accretion expense, stock-based compensation, DSU expense and lease non-cash expense in the amount of $222 (2019: $590) and an increase in non-cash operating elements of working capital of $67 (2019: decrease of $395).

The net cash provided by financing activities was $5,048 for the three-month period ended March 31, 2020, compared to $138 net cash used in financing activities in the same period of the previous year. An amount of $5,564 derives from the proceeds from public offering (2019: $nil) and an amount of $Nil derives from proceeds from exercise of warrants and stock options (2019: $21) offset by repayment of term loans for an amount of $196 (2019: $159) and the transaction costs related to the public offering of $320 (2019: $Nil).

Net cash used in investing activities amounted to $4,008 for the three-month period ended March 31, 2020 compared to $2,192 net cash provided from investing activities in the same period of 2019. The net cash used in investing activities for the three-month period ended March 31, 2020 relates to the acquisition of short-term investments of $4,532 (2019: $1,469) and by the purchase of fixed assets of $57 (2019:$70), offset by the redemption of short-term investments of $581 (2019: $3,731).

The balance of cash as at March 31, 2020 amounted to $355, compared to $6,627 as at March 31, 2019.

Subsequent Events

None

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

Date: May 14, 2020	By:	/s/ Horst G. Zerbe
Horst G. Zerbe Chief Executive Officer and Director

Date: May 14, 2020	By:	/s/ Andre Godin
Andre Godin Principal Accounting Officer