Form 10-Q
period 2020-06-30
IntelGenx Technologies Corp.
filed 2020-08-13
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

110,259,653 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  August 12, 2020.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

June 30, 2020

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current
Cash	$134	$1,332
Short-term investments	2,953	580
Accounts receivable	380	381
Prepaid expenses	140	170
Investment tax credits receivable	467	375
Inventory (note 4)	370	382
Total current assets	4,444	3,220
Leasehold improvements and equipment, net (note 5)	5,794	6,365
Security deposits	720	752
Operating lease right-of-use asset	610	683
Total assets	$11,568	$11,020
Liabilities
Current
Accounts payable and accrued liabilities	2,026	1,941
Current portion of long-term debt (note 7)	578	727
Current portion of operating lease liability (note 13)	138	137
Convertible notes (note 9)	1,364	-
Convertible debentures (note 8)	-	5,642
Total current liabilities	4,106	8,447

Long-term debt (note 7)	448	470
Convertible debentures (note 8)	5,089	-
Convertible notes (note 9)	-	1,255
Operating lease liability (note 13)	491	555
Total liabilities	10,134	10,727
Shareholders' equity
Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 110,259,652 shares issued and outstanding (2019: 93,942,652 common shares) (note 10)	1	1
Additional paid-in capital (note 11)	48,003	42,635
Accumulated deficit	(45,614)	(41,507)
Accumulated other comprehensive loss	(956)	(836)
Total Shareholders' Equity	1,434	293
	$11,568	$11,020

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                                Director                                                                                  /s/ Horst G. Zerbe                                    Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity

For the Period Ended June 30, 2020

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2019	93,942,652	$1	$42,635	$(41,507)	$(836)	$293

Other comprehensive loss	-	-	-	-	(120)	(120)

Common stock issued, net of transaction costs of $778 (note 11)	16,317,000	-	3,912	-	-	3,912

Warrants issued, net of transaction costs of $240 (note 11)	-	-	1,207	-	-	1,207

Agents' warrants issued (note 11)	-	-	125	-	-	125

Stock-based compensation (note 11)	-	-	124	-	-	124

Net loss for the period	-	-	-	(4,107)	-	(4,107)

Balance - June 30, 2020	110,259,652	$1	$48,003	$(45,614)	$(956)	$1,434

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenues (note 12)	$42	$197	$244	$613
Total revenues	42	197	244	613

Expenses
Research and development expense	602	1,182	1,452	2,042
Selling, general and administrative expense	1,016	1,181	2,340	2,885
Depreciation of tangible assets	175	172	354	343
Total expenses	1,793	2,535	4,146	5,270
Operating loss	(1,751)	(2,338)	(3,902)	(4,657)
Finance and interest income (note 8)	401	32	402	61
Financing and interest expense	(300)	(298)	(607)	(596)
Net financing and interest income (expense)	101	(266)	(205)	(535)
Net loss	(1,650)	(2,604)	(4,107)	(5,192)
Other comprehensive income (loss)
Foreign currency translation adjustment	70	117	(148)	340
Change in fair value	247	8	28	32
	317	125	(120)	372
Comprehensive loss	$(1,333)	$(2,479)	$(4,227)	$(4,820)

Basic and diluted weighted average number of shares outstanding	110,259,652	93,527,473	102,908,037	93,523,329

Basic and diluted loss per common share (note 15)	$(0.01)	$(0.03)	$(0.04)	$(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Funds (used) provided -

Operating activities

Net loss	$(1,650)	$(2,604)	$(4,107)	$(5,192)
Depreciation of tangible assets	175	172	354	343
Stock-based compensation	53	95	124	181
Accretion expense	147	124	293	244
DSU expense	32	(98)	(143)	112
Gain on debt extinguishment (note 8)	(401)	-	(401)	-
Lease non-cash expense	1	3	2	6
	(1,643)	(2,308)	(3,878)	(4,306)
Changes in non-cash items related to operations:
Accounts receivable	45	208	1	349
Prepaid expenses	5	37	30	104
Investment tax credits receivable	(53)	(107)	(92)	(209)
Inventory	(6)		(6)
Security deposits	(4)	-	(4)	-
Accounts payable and accrued liabilities	116	(134)	241	(635)

Net change in non-cash items related to operations	103	4	170	(391)

Net cash used in operating activities	(1,540)	(2,304)	(3,708)	(4,697)

Financing activities
Repayment of term loans	45	(178)	(118)	(337)
Proceeds from exercise of warrants and stock options	-	-	-	21
Net proceeds from public offering	-	-	5,564	-
Transaction costs of public offering	-	-	(320)	-
Transaction costs of debt modification	(69)		(69)
Net cash (used in) provided by financing activities	(24)	(178)	5,057	(316)

Investing activities
Additions to leasehold improvements and equipment	(24)	(141)	(81)	(211)
Redemption of short-term investments	1,450	1,453	2,031	5,184
Acquisition of short-term investments	-	-	(4,532)	(1,469)
Net cash provided by (used in) investing activities	1,426	1,312	(2,582)	3,504

Decrease in cash	(138)	(1,170)	(1,233)	(1,509)

Effect of foreign exchange on cash	(83)	124	35	275

Cash

Beginning of period	355	6,627	1,332	6,815

End of period	$134	$5,581	$134	$5,581

See accompanying notes

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of June 30, 2020, the Company had cash and short-term investments totaling approximately $3,087.  The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout Canada and around the world. On March 23, 2020, the government of Quebec ordered the closure of all non-essential businesses effective March 25, 2020. Because of the nature of its operations, the Company is only partially affected by this order. The Company is aware of the impact on its business as a result of COVID-19 but uncertain as to the extent of this impact on its consolidated

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

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

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to discontinue some of its operations. The current COVID-19 pandemic could continue to have a negative impact on the stock market, including trading prices of the Company's shares and its ability to raise new capital.

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

Leases (Cont'd)

In April 2020, the FASB issued a Staff Question-and-Answer ("Q&A") to clarify whether lease concessions related to the effects of COVID-19 require the  application  of  the  lease  modification  guidance  under  the  new  lease  standard,  which  the Company  adopted  on  January  1,  2019.  Under  the  new  leasing standard, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if the lease concession was under the enforceable rights and  obligations  that  existed  in  the  original  lease,  which  would  be  accounted  for  outside  the  lease  modification  framework.  The Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease as long as the total cash flows from the modified lease are substantially similar to the cash flows in the original lease. The Company has elected to use this option and, to  the  extent  that  a  rent  concession  is  granted  as  a  deferral  of  payments  but  total  payments  are  substantially  the  same,  the Company  will  account  for  the  concession as if no change has been made to the original lease

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

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

4. Inventory

Inventory as at June 30, 2020 consisted of raw materials in the amount of $370 (2019: $382).

5. Leasehold Improvements and Equipment

			June 30, 2020	December 31, 2019
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,496	$976	$3,520	$3,778
Laboratory and office equipment	1,307	873	434	498
Computer equipment	124	92	32	40
Leasehold improvements	3,185	1,377	1,808	2,049
	$9,112	$3,318	$5,794	$6,365

From the balance of manufacturing equipment, an amount of $1,704 thousand (2019: $1,788 thousand) represents assets which are still under construction as at June 30, 2020 and are consequently not depreciated.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($183 thousand) and corporate credits cards of up to CAD$75 thousand ($55 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($312 thousand). Borrowings under the operating demand line of credit bear interest at the Bank's prime lending rate plus 2%. The credit facility and term loan (see note 8) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,119,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.  As at June 30, 2020, the Company has not drawn on its credit facility.

7.  Long-term Debt

The components of the Company's debt are as follows:

	June 30, 2020 $	December 31, 2019 $
Term loan facility	867	1,005
Secured loan	159	192
Total debt	1,026	1,197

Less: current portion	578	727

Total long-term debt	448	470

The Company's term loan facility consists of a total of CAD$4 million ($2.94 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($45 thousand).  In April 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of capital repayments. The loan is secured by a second ranking on all present and future property of the Company.The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 7).

The secured loan has a principal balance authorized of CAD$1 million ($734 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($12 thousand) from January 2017 to March 2021.  In March 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of capital repayments. The loan is secured by a second ranking on all present and future property of the Company.  The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

7.  Long-term Debt (Cont'd)

Principal repayments due in each of the next three years are as follows:

2020   231 (CAD 315)

2021   635 (CAD 864)

2022   160 (CAD 218)

8.  Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,018,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,018,000) of Debentures at a price of CAD$1,000 ($734) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation.  The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($0.99) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($734) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($559,000).

Together with the principal amount of CAD$6,838,000 ($5,018,000) of Debentures issued on July 12, 2017, the Company issued a total aggregate principal amount of CAD$7,600,000 ($5,577,000) of Debentures at a price of CAD$1,000 ($734) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.5 ($0.99) to CAD$0.50 ($0.37).  This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.  This re-measurement resulted in a gain on extinguishment in the amount of CAD$547,000 ($401,000) recognized in finance and interest income.

The components of the convertible debentures subsequent to the extension are as follows:

June 30, 2020
Face value of the convertible debentures	$5,560
Transaction costs	(69)
Accretion	(402)
Convertible debentures	$5,089

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

8.  Convertible Debentures (Cont'd)

The convertible debentures have been recorded as a liability. The accretion expense for the six-month period ended June 30, 2020 amounts to CAD$249,000 ($182,000), compared to CAD$213,000 ($160,000) for the comparative period in 2019.

The interest accrued on the convertible debentures for the six-month period ended June 30, 2020 amounts to CAD$303 thousand ($222 thousand) and is recorded in financing and interest expense.  The interest on the convertible debentures for the six-month period ended June 30, 2019 amounted to CAD$303 thousand ($227 thousand).

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

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the six-month period ended June 30, 2020 amounts to $109,000 (2019: $86,000).

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

9.  Convertible Notes (Cont'd)

The components of the convertible notes are as follows:

	June 30, 2020	December 31, 2019

Attributed value of net proceeds to convertible notes	$975	$975
Accretion	389	280
Convertible note	$1,364	$1,255

The interest on the convertible notes for the six-month period ended June 30, 2020 amounts to $48 thousand and is recorded in financing and interest expense (2019: $48).

10. Capital Stock

	June 30, 2020	December 31, 2019
Authorized -
200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
110,259,652 (December 31, 2019 - 93,942,652) common shares	$1	$1

11. Additional Paid-In Capital

Public Offering

On February 11, 2020, IntelGenx announced the closing of 16,317,000 units (the "Units") at a price of CAD$0.50 ($0.37) for gross proceeds of CAD$8,158,500 ($5,987,000).

Each Unit consists of one share of common stock of the Company and one warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of CAD$0.75 ($0.55) per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance.  Management has determined the value attributed to common stock is $3,912 thousand and $1,207 thousand for the warrants issued, resulting in an increase in additional paid-in-capital of $5,119 thousand.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately CAD$763,000 ($560,000) in the aggregate and issued non-transferable agents' warrants to the Agents, entitling the Agents to purchase 1,142,190 common shares at a price of CAD$0.75 ($0.55) per share until February 11, 2023.  Management has determined the value of the agents' warrants to be $125,000, resulting in an increase in additional paid-in-capital of $125,000.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

11. Additional Paid-In Capital (Cont'd)

The proceeds of the Units are attributed to equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Common stock	$4,690	$778	$3,912
Warrants	1,447	240	1,207
	$6,137	$1,018	$5,119

Stock options

No options were granted during the six-month period ended June 30, 2020.

No stock options were exercised during the six-month period ended June 30, 2020.

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

Compensation expenses for stock-based compensation of $124 thousand and $181 thousand were recorded during the six-month periods ended June 30, 2020 and 2019, respectively. An amount of $100 thousand expensed in the six-month period ended June 30, 2020 relates to stock options granted to employees and an amount of $24 thousand relates to stock options granted to consultants.  An amount of $157 thousand expensed in the six-month period ended June 30, 2019 relates to stock options granted to employees and directors and an amount of $24 thousand relates to stock options granted to a consultant.  As at June 30, 2020, the Company has $33 thousand (2019 - $333 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the six-month periods ended June 30, 2020 and 2019.

Deferred Share Units ("DSUs")

On March 27, 2019, 271,740 DSUs have been granted under the DSU Plan.

No DSUs were granted in 2020.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the six-month periods ended June 30, 2020 and 2019.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

12. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	June 30, 2020	June 30, 2019

Research and development agreements	$244	$613

The following table presents our revenues disaggregated by timing of recognition:

	June 30, 2019	June 30, 2018
(in U.S. $ thousands)
Product and services transferred at point in time	$202	$371
Products and services transferred over time	42	242
	$244	$613

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	June 30, 2020	June 30, 2019

Europe	$244	534
Canada	-	79
	$244	$613

Remaining performance obligations

As at June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,020 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,093 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,376 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

13. Leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the six-month period ended June 30, 2020 included in general and administrative expenses is $48 thousand. The cash outflows from operating leases for the six-month period ended June 30, 2020 was $36 thousand.

During the three-month period ended June 30, 2020, the Company was granted a rent concession by the landlord due to the COVID-19 pandemic that resulted in a negative variable lease expense in the amount of $26 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at    June 30, 2020 were 5.7 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at June 30, 2020 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2020 Remainder	$81
2021	145
2022	148
2023	150
2024	154
Thereafter	179
Total undiscounted lease payments	857
Less: Interest	228
Present value of lease liabilities	$629

Current portion of operating lease liability  $138

Operating lease liability  $491

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2020 (Expressed in U.S. Funds) (Unaudited)

14.  Related Party Transactions

Included in management salaries for the six-month period ended June 30, 2020 are $19 thousand (2019 - $40) for options granted to the Chief Executive Officer, $19 thousand (2019 - $27 thousand) for options granted to the President and Chief Financial Officer, $19 (2019 - $15) for options granted to the Vice President, Operations, $9 thousand (2019 - $17 thousand) for options granted to the Vice-President, Research and Development, $9 thousand (2019 - $17 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan.

Also included general and administrative expense for the six-month period ended June 30, 2020 are director fees of $116 thousand (2019 - $116 thousand) and DSU recovery of $143 thousand (2019: expense of $117).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the six-month period ended June 30, 2020 and 2019.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2019. In preparing this MD&A, we have taken into account information available to us up to August 13, 2020, the date of this MD&A, unless otherwise indicated.

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

  identifying lifecycle management opportunities for existing market leading pharmaceutical products, develop oral film products that provide tangible patient benefits, development of new drug delivery technologies
  entering the veterinary market with VetaFilm™
  repurposing existing drugs for new indications, and
  developing generic drugs where high technology barriers to entry exist in reproducing branded films.

We have established a state-of-the-art manufacturing facility for the future manufacture of our VersaFilm™ and VetaFilm™ products. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

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

Most recent key developments

On April 06, 2020, the Company announced various initiatives aimed at helping the Company address, and satisfactorily respond to, the Complete Response Letter that it received on March 27, 2020 from the U.S. Food and Drug Administration regarding its resubmitted 505(b)(2) New Drug Application for RIZAPORT® VersaFilm®, as well as maintain IntelGenx's financial stability in light of the current market environment and the challenges posed by the global COVID-19 pandemic.  In order to address these issues, the Board and Management of the Company decided to launch an aggressive performance improvement program that would focus on: (1) generating near-term revenue; (2) reducing staff headcount and implementing other measures to preserve the Company's resources and extend its cash runway; (3) implementing organizational changes to strengthen various parts of IntelGenx's business, including regulatory affairs and manufacturing operations; (4) comprehensively and satisfactorily responding to the CRL; (5) undertaking steps to accelerate the launch of RIZAPORT® in Spain and, subsequently, in other European countries; and (6), to the extent possible, working to mitigate the impact of the COVID-19 pandemic on the Company's employees, customers and other stakeholders

On June 08, 2020, the Company received its cannabis micro-processing license from Health Canada for its Montreal facility, in accordance with the Cannabis Act and Cannabis Regulations. This license enables the Company to commence working towards commercial production of its cannabis-infused VersaFilm®.

On June 10, 2020, the Company announced that Health Canada had authorized the sale of IntelGenx's hand sanitizer product, both in liquid and gel formulations, which will be manufactured using excess capacity at the Company's Health Canada-certified cGMP manufacturing facility in Montreal.  Health Canada has implemented an interim expedited licensing approach in response to increasing demand for hand sanitizers due to the COVID-19 pandemic. The Agency issued IntelGenx's hand sanitizer liquid and gel formulations Natural Product Numbers 80100846 and 80101130, respectively, which permit product distribution to healthcare and commercial settings across Canada.  The Company currently expects product shipments to commence in Q3-2020. At this time, the Company does not expect to generate significant revenues from this program.

On June 25, 2020, the Company announced that the holders of its 8.0% convertible unsecured subordinated debentures due on June 30, 2020, originally issued on July 12, 2017 and August 8, 2017 had approved the proposed amendments to the Debentures at the convened meeting of debenture holders. As a result, the maturity date of the CDN$7,577,000 principal amount Debentures has been extended from June 30, 2020 to June 30, 2022 and the conversion price has been reduced from CDN$1.35 to CDN$0.50. The changes became effective on June 30, 2020.

Following the end of the quarter, more specifically on July 07, 2020, the Company announced that it had entered into a feasibility agreement with Cybin Corp., Canada's premier mushroom life sciences company focused on advancing psychedelic and nutraceutical-based products derived from fungi, for the development of an orally-dissolving film for the delivery of pharmaceutical-grade psilocybin.

Following the end of the quarter, more specifically on July 20, 2020, the Company announced that it and Tilray, Inc. had amended the exclusivity terms of their November 2018 license, development and supply agreement to allow for IntelGenx's co-development and commercialization of CBD products with additional partners. In consideration, IntelGenx shall pay a royalty to Tilray on all CBD products sold pursuant to this amendment. All other terms of the Agreement, including those pertaining to Tilray's exclusive, worldwide marketing and distribution rights for non-CBD cannabis-infused VersaFilm®, remain unchanged.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2020 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $956 primarily due to the fluctuations in the rates used to prepare our financial statements, $148 of which negatively impacted our comprehensive loss for the six-month period ended June 30, 2020. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period		Six-month period
	ended June 30,		ended June 30,

	2020	2019	2020	2019
	$	$	$	$
Comprehensive loss	(1,333)	(2,479)	(4,227)	(4,820)
Add (deduct):
Depreciation	175	172	354	343
Finance costs	300	298	607	596
Finance income	(401)	(32)	(402)	(61)
Share-based compensation	53	95	124	181
Other comprehensive (income) loss	(317)	(125)	120	(372)

Adjusted EBITDA Loss	(1,523)	(2,071)	(3,424)	(((4,133)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA (Loss) improved by $548 for the three-month period ended June 30, 2020 to ($1,523) compared to ($2,071) for the three-month period ended June 30, 2019. The improvement in Adjusted EBITDA (Loss) of $548 for the three-month period ended June 30, 2020 is mainly attributable to a decrease in R&D expenses of $573 before consideration of stock-based compensation and a decrease in SG&A expenses of $130 before consideration of stock-based compensation, offset by a decrease in revenues of $155.

Adjusted EBITDA (Loss) improved by $709 for the six-month period ended June 30, 2020 to ($3,424) compared to ($4,133) for the six-month period ended June 30, 2019. The improvement in Adjusted EBITDA (Loss) of $709 for the six-month period ended June 30, 2020 is mainly attributable to a decrease in R&D expenses of $580 before consideration of stock-based compensation and a decrease in SG&A expenses of $498 before consideration of stock-based compensation, offset by an decrease in revenues of $369.

Results of operations for the three-month and six-month periods ended June 30, 2020 compared with the three-month and six-month periods ended June 30, 2019.

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Revenue	$42	$197	$244	613

Research and Development Expenses	602	1,182	1,452	2,042
Selling, General and Administrative Expenses	1,016	1,181	2,340	2,885
Depreciation of tangible assets	175	172	354	343

Operating loss	(1,751)	(2,338)	(3,902)	(4,657)

Net loss	(1,650)	(2,604)	(4,107)	(5,192)

Comprehensive loss	(1,333)	(2,479)	(4,227)	(4,820)

Revenue

Total revenues for the three-month period ended June 30, 2020 amounted to $42, representing a decrease of $155 or 79% compared to $197 for the three-month period ended June 30, 2019.  Total revenues for the six-month period ended June 30, 2020 amounted to $244, representing a decrease of $369 or 60% compared to $613 for the six-month period ended June 30, 2019.  The decrease for the three-month period ended June 30, 2020 compared to the last year's corresponding period is mainly attributable to a decrease in R&D revenues of $155. The decrease for the six-month period ended June 30, 2020 compared to the last year's corresponding period is mainly attributable to a decrease in R&D milestones revenues of $369.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended June 30, 2020 amounted to $602, representing a decrease of $580 or 49%, compared to $1,182 for the three-month period ended June 30, 2019. R&D expenses for the six-month period ended June 30, 2020 amounted to $1,452, representing a decrease of $590 or 29%, compared to $2,042 for the six-month period ended June 30, 2019.

The decrease in R&D expenses for the three-month period ended June 30, 2020 is mainly attributable to a decrease in study costs of $307, lab supplies of $200, salary expenses of $53 as well as a decrease in patent costs of $48, offset by a decrease in  R&D investment tax credits of 57.  The decrease in R&D expenses for the six-month period ended June 30, 2020 is mainly attributable decrease in study costs of $341, analytical costs of $116, lab supplies of $63, salary expenses of $48, patent costs of $44, consulting fees of $28 as well as a decrease in scale-up costs of $20, offset by a decrease in R&D investment tax credits of 78.

In the three-month period ended June 30, 2020 we recorded estimated Research and Development Tax Credits of $37, compared with $94 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2020 we recorded estimated Research and Development Tax Credits of $110, compared with $188 that was recorded in the same period of the previous year.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended June 30, 2020 amounted to $1,016, representing a decrease of $165 or 14%, compared to $1,181 for the three-month period ended June 30, 2019. SG&A expenses for the six-month period ended June 30, 2020 amounted to $2,340 representing a decrease of $545 or 19%, compared to $2,885 for the six-month period ended June 30, 2019.

The decrease in SG&A expenses for the three-month period ended June 30, 2020 is mainly attributable to the decreases in the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $147, investor relations expenses of $58 and rent expense of $48 due to the Canadian government rent relief program related to the COVID-19 pandemic, offset by increases in insurance expense of $90. The decrease in SG&A expenses for the six-month period ended June 30, 2020 is mainly attributable to decreases in salaries and compensation expenses of $244 (mainly attributable to the revaluation of DSUs and the fact that there were no new DSUs granted in 2020), investor related expenses of $191, the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $134, business development expenses of $33, rent expense of $32 due to the Canadian government rent relief program related to the COVID-19 pandemic, offset by increases in insurance expense of $134.

Depreciation of tangible assets

In the three-month period ended June 30, 2020 we recorded an expense of $175 for the depreciation of tangible assets, compared with an expense of $172 for the same period of the previous year.  In the six-month period ended June 30, 2020 we recorded an expense of $354 for the depreciation of tangible assets, compared with an expense of $343 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2020 amounted to $53 compared to $95 for the three-month period ended June 30, 2019. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2020 amounted to $124 compared to $181 for the six-month period ended June 30, 2019.

We expensed approximately $41 in the three-month period ended June 30, 2020 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan and approximately $12 for options granted to a consultant in 2018, compared with $83 and $12, respectively that was expensed in the same period of the previous year.

We expensed approximately $100 in the six-month period ended June 30, 2020 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan and approximately $24 for options granted to a consultant in 2018, compared with $157 and $24, respectively that was expensed in the same period of the previous year.

There remains approximately $33 in stock-based compensation to be expensed in fiscal 2020 and 2021, of which $20 relates to the issuance of options to our employees during 2018 to 2019 and $13 relates to the issuance of options to a consultant in 2018. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	June 30, 2020	December 31, 2019	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current Assets	$4,444	$3,220	$1,224	38%
Leasehold improvements and Equipment, net	5,794	6,365	(571)	(9%)
Security Deposits	720	752	(32)	(4%)
Operating lease right-of-use asset	610	683	(73)	(11%)
Current Liabilities	2,742	2,805	(63)	(2%)
Long-term debt	448	470	(22)	(5%)
Convertible debentures	5,089	5,642	(553)	(10%)
Convertible notes	1,364	1,255	109	9%
Operating lease liability	491	555	(64)	(12%)
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	48,003	42,635	5,368	13%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of June 30, 2020, the Company had cash and short-term investments totaling approximately $3,087. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

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

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to discontinue some of its operations.. The current COVID-19 pandemic could continue to have a negative impact on the stock market, including trading prices of the Company's shares and its ability to raise new capital.

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

Current assets

Current assets totaled $4,444 as at June 30, 2020 compared with $3,220 at December 31, 2019. The increase of $1,224 is mainly attributable to increases in short-term investments of $2,373 and investment tax credits receivable of $92, offset by a decrease in cash of $1,198 and prepaid expenses of $30.

Cash

Cash totaled $134 as at June 30, 2020 representing a decrease of $1,198 compared with the balance of $1,332 as at December 31, 2019. The decrease in cash on hand relates to net cash used in operating activities of $3,708 and cash used in investing activities of $2,582, offset by net cash provided by financing activities of $5,057.

Accounts receivable

Accounts receivable totaled $380 as at June 30, 2020 representing a decrease of $1 compared with the balance of $381 as at December 31, 2019.

Prepaid expenses

As at June 30, 2020 prepaid expenses totaled $140 compared with $170 as of December 31, 2019. The decrease in prepaid expenses is attributable to the expensing of advance payments made in December 2019 related to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $467 as at June 30, 2020 compared with $375 as at December 31, 2019. The increase is attributable to the accrual estimated and recorded for the first half of 2020 and the fact that the 2019 amounts were not yet received..

Leasehold improvements and equipment

As at June 30, 2020, the net book value of leasehold improvements and equipment amounted to $5,794, compared to $6,365 at December 31, 2019. In the six-month period ended June 30, 2020 additions to assets totaled $81 and mainly comprised of $58 for manufacturing equipment, $15 for leasehold improvements, $5 for computer equipment and $3 for lab and office equipment, offset by depreciation expense of $354 and variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CAD$300 ($220) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2020.  Security deposits in the amount of CAD$650 ($476) for the term loans, CAD$15 ($11) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at June 30, 2020.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,026 as at June 30, 2020 compared with $1,941 as at December 31, 2019.

Long-term debt

Long-term debt totaled $1,026 as at June 30, 2020 (December 31, 2019 - $1,197).  An amount of $867 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021. In April 2020, as a result of the global pandemic, the lender granted the Company an automatic three-month moratorium of debt repayment with a possible moratorium extension of an additional three-month.

An amount of $159 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2018 to December 2021.  In March 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of debt repayment

Convertible debentures

Convertible debentures totaled $5,089 as at June 30, 2020 as compared to $5,642 as at December 31, 2019.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,577,000) of debentures at a price of CAD$1,000 ($734) per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. On June 25, 2020, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($0.99) to CAD$0.50 ($0.37).

Total transactions costs (including CAD$94,000 ($69,000) related to the extension) in the amount of CAD$1,331,000 ($977,000) were recorded against the liability.  The accretion expense for the six-month period ended June 30, 2020 amounts to CAD$249,000 ($182,000) ((CAD$213,000, (160,000) in 2019)).  The interest on the convertible debentures as at June 30, 2020 amounts to CAD$303,000 ($222,000) compared to CAD$303,000 ($227,000) for the comparative period in 2019 and is recorded in Financing and interest expense.  A gain on debt extinguishment based on its present value calculation was recognized in finance and interest income in the amount of $401 in June 2020 which will be accreted until June 30, 2022.

Convertible notes

Convertible notes totaled $1,364 as at June 30, 2020 as compared to $1,255 as at December 31, 2019. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the six-month period ended June 30, 2020 amounts to $109 compared to $86 for the comparative period in 2019.  The interest on the convertible notes for the six-month period ended June 30, 2020 amounts to $48 ($48 in 2019) and is recorded in Financing and interest expense.

Shareholders' equity

As at June 30, 2020 we had accumulated a deficit of $44,889 compared with an accumulated deficit of $41,507 as at December 31, 2019. Total assets amounted to $11,568 and shareholders' equity totaled $2,160 as at June 30, 2020, compared with total assets and shareholders' equity of $11,020 and $293 respectively, as at December 31, 2019.

Capital stock

As at June 30, 2020 capital stock amounted to $1.102 (December 31, 2019: $0.939). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $48,003 as at June 30, 2020, as compared to $42,635 as at December 31, 2019. Additional paid in capital increased by $5,368 from which $3,912 was the value of the common stock issued in the February 2020 public offering, $1,207 was the value of the warrants issued in the February 2020 public offering, $125 was the value attributed to the Agents' warrants in the February 2020 public offering transaction, and $124 from stock based compensation attributable to the amortization of stock options granted to employees and consultants.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	June 30, 2020	June 30, 2019	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(3,708)	$(4,697)	$989	(21%)
Financing Activities	5,057	(316)	5,373	(1700%)
Investing Activities	(2,582)	3,504	(6,086)	(174%)
Cash - end of period	134	5,581	(5,447)	(98%)

Statement of cash flows

Net cash used in operating activities was $3,708 for the six-month period ended June 30, 2020, compared to $4,697 for the six-month period ended June 30, 2019. For the six-month period ended June 30, 2020, net cash used by operating activities consisted of a net loss of $4,107 (2019: $5,192) before depreciation, accretion expense, stock-based compensation, DSU expense, gain on debt extinguishment and lease non-cash expense in the amount of $229 (2019: $886) and an increase in non-cash operating elements of working capital of $170 (2019: $391 decrease).

The net cash provided by financing activities was $5,057 for the six-month period ended June 30, 2020, compared to net cash used in financing activities of $316 in the same period of the previous year.

An amount of $5,564 derives from the proceeds from public offering (2019: $Nil) and an amount of $Nil derives from proceeds from exercise of warrants and stock options (2019: $21) offset by repayment of term loans for an amount of $118 (2019: $337), the transaction costs related to the public offering of $320 (2019: $Nil) and the transaction costs related to the debt modification of $69 (2019: $Nil).

Net cash used investing activities amounted to $2,582 for the six-month period ended June 30, 2020 compared to net cash provided from investing activities of $3,504 in the same period of 2019. The net cash used investing activities for the six-month period ended June 30, 2020 relates to the acquisition of short-term investments of $4,532 (2019: $1,469) and the purchase of leasehold improvements and equipment of $81 (2019: $211), offset by the redemption of short-term investments of $2,031 (2019: $5,184).

The balance of cash as at June 30, 2020 amounted to $134, compared to $5,581 as at June 30, 2019.

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

INTELGENX TECHNOLOGIES CORP.

Date: August 13, 2020	By: /s/ Horst G. Zerbe
Horst G. Zerbe
Chief Executive Officer and
Director

Date: August 13, 2020	By: /s/ Andre Godin
Andre Godin
Principal Accounting Officer