Form 10-Q
period 2020-09-30
IntelGenx Technologies Corp.
filed 2020-11-12
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

110,259,653 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of November 12, 2020.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

September 30, 2020

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current
Cash	$337	$1,332
Short-term investments	1,194	580
Accounts receivable	979	381
Prepaid expenses	197	170
Investment tax credits receivable	515	375
Inventory (note 4)	279	382
Total current assets	3,501	3,220
Leasehold improvements and equipment, net (note 5)	5,752	6,365
Security deposits	737	752
Operating lease right-of-use asset	603	683
Total assets	$10,593	$11,020
Liabilities
Current
Accounts payable and accrued liabilities	2,212	1,941
Current portion of long-term debt (note 7)	703	727
Current portion of operating lease liability (note 13)	134	137
Deferred revenue	195
Convertible notes (note 9)	1,423	-
Convertible debentures (note 8)	-	5,642
Total current liabilities	4,667	8,447

Long-term debt (note 7)	285	470
Convertible debentures (note 8)	5,253	-
Convertible notes (note 9)	-	1,255
Operating lease liability (note 13)	475	555
Total liabilities	10,680	10,727
Shareholders' deficit
Capital Stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 110,259,652 shares issued and outstanding (2019: 93,942,652 common shares) (note 10)	1	1
Additional paid-in capital (note 11)	48,051	42,635
Accumulated deficit	(47,274)	(41,507)
Accumulated other comprehensive loss	(865)	(836)
Total Shareholders' Deficit	(87)	293
	$10,593	$11,020

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Period Ended September 30, 2020

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2019	93,942,652	$1	$42,635	$(41,507)	$(836)	$293
Other comprehensive loss	-	-	-	-	(29)	(29)
Common stock issued, net of transaction costs of $778 (note 11)	16,317,000	-	3,912	-	-	3,912
Warrants issued, net of transaction costs of $240 (note 11)	-	-	1,207	-	-	1,207
Agents' warrants issued (note 11)	-	-	125	-	-	125
Stock-based compensation (note 11)	-	-	172	-	-	172
Net loss for the period	-	-	-	(5,767)	-	(5,767)
Balance - September 30, 2020	110,259,652	$1	$48,051	$(47,274)	$(865)	$(87)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Revenues (note 12)	$510	$61	$754	$674
Total revenues	510	61	754	674

Expenses
Research and development expense	848	842	2,300	2,884
Selling, general and administrative expense	869	1,560	3,209	4,445
Depreciation of tangible assets	182	180	536	523
Total expenses	1,899	2,582	6,045	7,852
Operating loss	(1,389)	(2,521)	(5,291)	(7,178)
Finance and interest income (note 8)	3	19	405	80
Financing and interest expense	(274)	(305)	(881)	(901)
Net financing and interest expense	(271)	(286)	(476)	(821)
Net loss	(1,660)	(2,807)	(5,767)	(7,999)
Other comprehensive income (loss)
Foreign currency translation adjustment	40	(58)	(108)	282
Change in fair value	51	6	79	38
	91	(52)	(29)	320
Comprehensive loss	$(1,569)	$(2,859)	$(5,796)	$(7,679)
Basic and diluted weighted average number of shares outstanding	110,259,652	93,527,473	107,818,057	93,524,726
Basic and diluted loss per common share (note 15)	$(0.01)	$(0.03)	$(0.05)	$(0.08)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Funds (used) provided - Operating activities
Net loss	$(1,660)	$(2,807)	$(5,767)	$(7,999)
Depreciation of tangible assets	182	180	536	523
Stock-based compensation	48	80	172	261
Accretion expense	114	133	407	377
DSU expense	(39)	102	(182)	214
Gain on debt extinguishment (note 8)	-	-	(401)	-
Lease non-cash expense	(5)	1	(3)	7
	(1,360)	(2,311)	(5,238)	(6,617)
Changes in non-cash items related to operations:
Accounts receivable	(599)	269	(598)	618
Prepaid expenses	(57)	174	(27)	278
Investment tax credits receivable	(48)	342	(140)	133
Inventory	99	-	93	-
Security deposits	(1)	-	(5)	-
Accounts payable and accrued liabilities	222	115	463	(520)
Deferred revenues	195	-	195	-
Net change in non-cash items related to operations	(189)	900	(19)	509
Net cash used in operating activities	(1,549)	(1,411)	(5,257)	(6,108)
Financing activities
Repayment of term loans	(59)	(196)	(177)	(533)
Proceeds from exercise of warrants and stock options	-	-	-	21
Net proceeds from public offering	-	-	5,564	-
Transaction costs of public offering	-	-	(320)	-
Transaction costs of debt modification	-		(69)
Net cash (used in) provided by financing activities	(59)	(196)	4,998	(512)
Investing activities
Additions to leasehold improvements and equipment	(17)	(187)	(98)	(398)
Redemption of short-term investments	1,868	6	3,899	5,190
Acquisition of short-term investments	-	-	(4,532)	(1,469)
Net cash provided by (used in) investing activities	1,851	(181)	(731)	3,323
Increase (decrease) in cash	243	(1,788)	(990)	(3,297)
Effect of foreign exchange on cash	(40)	(65)	(5)	210
Cash
Beginning of period	134	5,581	1,332	6,815
End of period	$337	$3,728	$337	$3,728

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the monetization of future revenues.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of September 30, 2020, the Company had cash and short-term investments totaling approximately $1,531.  The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout Canada and around the world. On March 23, 2020, the government of Quebec ordered the closure of all non-essential businesses effective March 25, 2020. Because of the nature of its operations, the Company is only partially affected by this order. The Company is aware of the impact on its business as a result of COVID-19 but uncertain as to the extent of this impact on its consolidated financial statements. This partial disruption, even temporary, may impact our operations and overall business by delaying the progress of our research and development programs and production activities. The Company has received the Canada Emergency Wage Subsidy and has benefited from the Canada Emergency Commercial Rent Assistance program from its landlord. There is uncertainty as to the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

2. Going Concern (Cont'd)

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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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

Recent Accounting Pronouncements

ASU 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

The FASB issued ASU 2020-06,1 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity.

These amendments are effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

3. Significant Accounting Policies (Cont'd)

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

4. Inventory

Inventory as at September 30, 2020 consisted of raw materials in the amount of $273 (2019: $382) and finished goods in the mount of $6 (2019: $Nil).  An amount of $99 was recognized in Research and development expenses.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

5. Leasehold Improvements and Equipment

			September 30,	December 31,
			2020	2019
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,593	$1,068	$3,525	$3,778
Laboratory and office equipment	1,335	922	413	498
Computer equipment	127	92	35	40
Leasehold improvements	3,268	1,489	1,779	2,049
	$9,323	$3,571	$5,752	$6,365

From the balance of manufacturing equipment, an amount of $1,741 thousand (2019: $1,788 thousand) represents assets which are still under construction as at September 30, 2020 and are consequently not depreciated.

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of an operating demand line of credit of up to CAD$250 thousand ($187 thousand) and corporate credits cards of up to CAD$75 thousand ($56 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($319 thousand). Borrowings under the operating demand line of credit bear interest at the Bank's prime lending rate plus 2%. The credit facility and term loan (see note 7) are secured by a first ranking movable hypothec on all present and future movable property of the Company for an amount of CAD$4,250,000 ($3,186,000) plus 20%, and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.  As at September 30, 2020, the Company has not drawn on its credit facility.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

7.  Long-term Debt

The components of the Company's debt are as follows

	September 30, 2020 $	December 31, 2019 $
Term loan facility	838	1,005
Secured loan	150	192
Total debt	988	1,197

Less: current portion	703	727

Total long-term debt	285	470

The Company's term loan facility consists of a total of CAD$4 million ($3.00 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($46 thousand).  In April 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of capital repayments. The loan is secured by a second ranking on all present and future property of the Company. The term loan is subject to the same security and financial covenants as the bank indebtedness (see note 6).

The secured loan has a principal balance authorized of CAD$1 million ($750 thousand) bearing interest at prime plus 7.3%, reimbursable in monthly principal payments of CAD$17 thousand ($13 thousand) from January 2017 to March 2021.  In March 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of capital repayments. The loan is secured by a second ranking on all present and future property of the Company.  The terms of the banking agreement require the Company to comply with certain debt service coverage and debt to net worth financial covenants on an annual basis at the end of the Company's fiscal year.

Principal repayments due in each of the next three years are as follows:

2020	177 (CAD 236)
2021	648 (CAD 864)
2022	163 (CAD 218)

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

8.  Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,126,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,126,000) of Debentures at a price of CAD$1,000 ($750) per Debenture. The Debentures will mature on June 30, 2020 and bear interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation.  The Debentures will be convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($1.01) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($750) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($571,000).

Together with the principal amount of CAD$6,838,000 ($5,126,000) of Debentures issued on July 12, 2017, the Company issued a total aggregate principal amount of CAD$7,600,000 ($5,697,000) of Debentures at a price of CAD$1,000 ($750) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.01) to CAD$0.50 ($0.38).  This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.  This re-measurement resulted in a gain on extinguishment in the amount of CAD$547,000 ($401,000) recognized in finance and interest income.

The components of the convertible debentures subsequent to the extension are as follows:

September 30, 2020
Face value of the convertible debentures	$5,680
Gain on extinguishment	(410)
Transaction costs	(70)
Accretion	53
Convertible debentures	$5,253

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

8.  Convertible Debentures (Cont'd)

The convertible debentures have been recorded as a liability. The accretion expense for the nine-month period ended September 30, 2020 amounts to CAD$320,000 ($236,000), compared to CAD$326,000 ($245,000) for the comparative period in 2019.

The interest accrued on the convertible debentures for the nine-month period ended September 30, 2020 amounts to CAD$455 thousand ($336 thousand) and is recorded in financing and interest expense.  The interest on the convertible debentures for the nine-month period ended September 30, 2019 amounted to CAD$455 thousand ($342 thousand).

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

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2020 amounts to $171 thousand (2019: $132 thousand).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

9.  Convertible Notes (Cont'd)

The components of the convertible notes are as follows:

	September 30, 2020	December 31, 2019

Attributed value of net proceeds to convertible notes	$975	$975
Accretion	448	280
Convertible note	$1,423	$1,255

The interest on the convertible notes for the nine-month period ended September 30, 2020 amounts to $72 thousand and is recorded in financing and interest expense (2019: $72 thousand).

10. Capital Stock

	September 30, 2020	December 31, 2019
Authorized -
200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
110,259,652 (December 31, 2019 - 93,942,652) common shares	$1	$1

11. Additional Paid-In Capital

Public Offering

On February 11, 2020, IntelGenx announced the closing of 16,317,000 units (the "Units") at a price of CAD$0.50 ($0.37) for gross proceeds of CAD$8,158,500 ($6,116,000).

Each Unit consists of one share of common stock of the Company and one warrant entitling the holder to purchase one share of common stock of the Company at an exercise price of CAD$0.75 ($0.56) per share. The Warrants are exercisable immediately and will expire on the third anniversary of the date of their issuance.  Management has determined the value attributed to common stock is $3,912 thousand and $1,207 thousand for the warrants issued, resulting in an increase in additional paid-in-capital of $5,119 thousand.

In connection with the Offering, the Company paid to the Agents a cash commission of approximately CAD$763,000 ($572,000) in the aggregate and issued non-transferable agents' warrants to the Agents, entitling the Agents to purchase 1,142,190 common shares at a price of CAD$0.75 ($0.56) per share until February 11, 2023.  Management has determined the value of the agents' warrants to be $125,000, resulting in an increase in additional paid-in-capital of $125,000.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

11. Additional Paid-In Capital (Cont'd)

The proceeds of the Units are attributed to equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Common stock	$4,690	$778	$3,912
Warrants	1,447	240	1,207
	$6,137	$1,018	$5,119

Stock options

No options were granted during the nine-month period ended September 30, 2020.

In August 2020, the Board of directors amended the expiration time of 600,000 stock options granted to the President and CFO under the 2006 Stock Option Plan on July 20, 2020.  The new expiration date is July 19, 2025, the original exercise price of $0.58 and all other terms remain unchanged.  This extension resulted in the recognition of additional stock-based compensation expense of $31 thousand during the nine-month period ended September 30, 2020.

No stock options were exercised during the nine-month period ended September 30, 2020.

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

Compensation expenses for stock-based compensation of $172 thousand and $261 thousand were recorded during the nine-month periods ended September 30, 2020 and 2019, respectively. An amount of $140 thousand expensed in the nine-month period ended September 30, 2020 relates to stock options granted to employees and an amount of $32 thousand relates to stock options granted to consultants.  An amount of $225 thousand expensed in the nine-month period ended September 30, 2019 relates to stock options granted to employees and directors and an amount of $36 thousand relates to stock options granted to a consultant.  As at September 30, 2020, the Company has $17 thousand (2019 - $157 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the nine-month periods ended September 30, 2020 and 2019.

Deferred Share Units ("DSUs")

On March 27, 2019, 271,740 DSUs have been granted under the DSU Plan.

No DSUs were granted in 2020.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the nine-month periods ended September 30, 2020 and 2019.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

12. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	September 30, 2020	September 30, 2019

Research and development agreements	$446	$674
Licensing agreements	308	-
	$754	$674

 The following table presents our revenues disaggregated by timing of recognition:

	September 30, 2020	September 30, 2019
(in U.S. $ thousands)
Product and services transferred at point in time	$509	$371
Products and services transferred over time	245	303
	$754	$674

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	September 30, 2020	September 30, 2019

Europe	$714	534
Canada	-	140
United States	40	-
	$754	$674

       Remaining performance obligations

As at September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,443 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $4,128 in research and development milestone payments, approximately 60% of which is expected to be recognized in the next three years, with the remaining 40% expected in the two years following; up to $28,376 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

13. Leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the nine-month period ended September 30, 2020 included in general and administrative expenses is $58 thousand. The cash outflows from operating leases for the nine-month period ended September 30, 2020 was $60 thousand.

During the nine-month period ended September 30, 2020, the Company was granted a rent concession by the landlord due to the COVID-19 pandemic that resulted in a negative variable lease expense in the amount of $54 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at    September 30, 2020 were 5.4 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at September 30, 2020 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2020 Remainder	$37
2021	148
2022	152
2023	153
2024	157
Thereafter	183
Total undiscounted lease payments	830
Less: Interest	221
Present value of lease liabilities	$609

Current portion of operating lease liability	$134
Operating lease liability	$475

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2020
(Expressed in U.S. Funds)
(Unaudited)

14.  Related Party Transactions

Included in management salaries for the nine-month period ended September 30, 2020 are $19 thousand (2019 - $56) for options granted to the Chief Executive Officer, $50 thousand (2019 - $40 thousand) for options granted to the President and Chief Financial Officer, $24 (2019 - $25) for options granted to the Vice President, Operations, $9 thousand (2019 - $24 thousand) for options granted to the Vice-President, Research and Development, $9 thousand (2019 - $24 thousand) for options granted to Vice-President, Business and Corporate Development under the 2016 Stock Option Plan.

Also included general and administrative expense for the nine-month period ended September 30, 2020 are director fees of $175 thousand (2019 - $174 thousand) and DSU recovery of $182 thousand (2019: expense of $214).

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

16.  Subsequent event

On October 15, 2020, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $1.2 million principal amount of 8% convertible notes due October 15, 2024. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share. The Company intends to use the proceeds of the Offering for working capital purposes. In connection with the Offering, the Company paid to an agent a cash commission of approximately $85,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 482,000 common shares at a price of $0.18 per Share until October 15, 2022.

On October 23, 2020, the Company announced the closing of a second tranche of the Notes to certain investors in the United States of $557 thousand principal amount of 8% convertible notes due Oct 15, 2024. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share. In connection with the Offering, the Company paid to an agent a cash commission of approximately $39,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 222,800 common shares at a price of $0.18 per Share until October 15, 2022.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the nine-month period ended September 30, 2020 and 2019.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2019. In preparing this MD&A, we have taken into account information available to us up to November 12, 2020, the date of this MD&A, unless otherwise indicated.

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

On August 20, 2020, the Company announced that it had entered into a feasibility agreement with ATAI Life Sciences AG, a global biotech developing psychedelic and non-psychedelic compounds for a variety of mental health indications, for the development of novel formulations of pharmaceutical-grade psychedelics based on IntelGenx's polymeric film technologies.  Under the terms of the Agreement, IntelGenx will conduct pre-development and formulation development work to provide a Product prototype to ATAI for further clinical investigation. The agreement also contemplates a term sheet upon which the parties will enter into an exclusive, royalty-bearing license to commercialize the Product worldwide.

On August 27, 2020, the Company announced that it had granted Exeltis Healthcare, S.L. an exclusive license to manufacture and commercialize RIZAPORT®, a unique oral thin film for the treatment of acute migraines, in the European Union.  In July 2016, IntelGenx and Grupo Juste S.A.Q.F. (now Exeltis) entered into an exclusive license agreement for the commercialization of RIZAPORT® in Spain. Under the terms of the current agreement, IntelGenx will grant Exeltis an exclusive license to manufacture and commercialize RIZAPORT® in the EU. Exeltis will pay IntelGenx prespecified royalties on net RIZAPORT® sales in the EU. In addition, IntelGenx has a right of first refusal to manufacture the Product for the EU market.

Following the end of the quarter, more specifically on October 15, 2020, the Company closed the first tranche of an offering by way of private placement to certain investors in the United States of $1.2 million principal amount of 8% convertible notes due October 15, 2024. The Notes bears interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share.  The Company intends to use the proceeds of the Offering for working capital purposes.  In connection with the Offering, the Company paid to an agent a cash commission of approximately $85,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 482,000 common shares at a price of $0.18 per Share until October 15, 2022.

On October 23, 2020, the Company announced the closing of a second tranche of the Notes to certain investors in the United States of $557,000 principal amount of 8% convertible notes due Oct 15, 2024. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share. In connection with the Offering, the Company paid to an agent a cash commission of approximately $39,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 222,800 common shares at a price of $0.18 per Share until October 15, 2022.

Also following the end of the quarter, more specifically on October 21, 2020, the Company announced that it had entered into an amended and restated license agreement granting Tetra Bio-Pharma, a leader in cannabinoid-derived drug discovery and development, additional exclusive worldwide rights, including the right to manufacture, IntelGenx's Adversa® mucoadhesive delivery technology.  The Adversa® technology is designed to limit first-pass metabolism, improve bioavailability, enhance product stability and reduce gastro-intestinal exposure and side-effects. Tetra will use the Adversa® technology to develop a THC-based mucoadhesive film containing its PPP-002 (Dronabinol) drug candidate for the treatment of chemotherapy-induced nausea and vomiting.  Under the terms of the Agreement, Tetra is purchasing the worldwide Adversa® technology rights as it relates to its PPP-002 (Dronabinol) drug product candidate for three undisclosed milestone payments: 45% to be paid on November 15, 2020; 45% to be paid on March 1, 2021, and a final payment of 10% upon successful technology transfer. In addition, Tetra will pay IntelGenx a low single digit royalty on future net sales of Dronabinol mucoadhesive tablets.

Finally, on October 29, 2020, the Company announced that it had executed a binding letter of intent with Heritage Cannabis Holdings Corp., an international medical cannabis licensed producer based in Toronto, Canada, for the supply of filmstrip products containing CBD for the Canadian and Australian markets.  Pursuant to the LOI and subject to entering into a Definitive Supply Agreement and the satisfaction of customary closing conditions, IntelGenx will manufacture filmstrips containing 10 mg of CBD using its VersaFilm® technology, for distribution and sale in Canada and Australia. In addition to receiving a manufacturing margin, IntelGenx will also receive a double-digit royalty on the gross margin based on product sales. Heritage will supply CBD material for IntelGenx's filmstrip manufacture and supply in Canada and Australia on a non- and semi-exclusive basis, respectively. The LOI contemplates an option on future co-development of CBD and THC filmstrips using proprietary technology from both companies, under certain conditions.  The CBD Filmstrips will be produced at IntelGenx's manufacturing facility under Canadian GPP conditions and registered as a product for sale with Health Canada as a cannabis product governed by the Cannabis Act and with the Australian Department of Health's Therapeutic Goods Administration as a medicinal cannabis product governed by the Narcotic Drugs Act.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2020 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $865 primarily due to the fluctuations in the rates used to prepare our financial statements, $108 of which negatively impacted our comprehensive loss for the nine-month period ended September 30, 2020. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period		Nine-month period
	ended September 30,		ended September 30,

	2020	2019	2020	2019
	$	$	$	$
Comprehensive loss	(1,569)	(2,859)	(5,796)	(7,679)
Add (deduct):
Depreciation	182	180	536	523
Finance costs	274	305	881	901
Finance income	(3)	(19)	(405)	(80)
Share-based compensation	48	80	172	261
Other comprehensive (income) loss	(91)	52	29	(320)

Adjusted EBITDA Loss	(1,159)	(2,261)	(4,583)	(6,394)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA (Loss) improved by $1,102 for the three-month period ended September 30, 2020 to ($1,159) compared to ($2,261) for the three-month period ended September 30, 2019. The improvement in Adjusted EBITDA (Loss) of $1,102 for the three-month period ended September 30, 2020 is mainly attributable to an increase in revenues of $449 and a decrease in SG&A expenses of $672 before consideration of stock-based compensation, offset by an increase in R&D expenses of $19 before consideration of stock-based compensation.

Adjusted EBITDA (Loss) improved by $1,811 for the nine-month period ended September 30, 2020 to ($4,583) compared to ($6,394) for the nine-month period ended September 30, 2019. The improvement in Adjusted EBITDA (Loss) of $1,811 for the nine-month period ended September 30, 2020 is mainly attributable to a decrease in R&D expenses of $561 before consideration of stock-based compensation, a decrease in SG&A expenses of $1,170 before consideration of stock-based compensation, and an increase in revenues of $80.

Results of operations for the three-month and nine-month periods ended September 30, 2020 compared with the three-month and nine-month periods ended September 30, 2019.

	Three-month period ended September 30,		Nine-month period ended September 30,
	2020	2019	2020	2019

Revenue	$510	$61	$754	674

Research and Development Expenses	848	842	2,300	2,884
Selling, General and Administrative Expenses	869	1,560	3,209	4,445
Depreciation of tangible assets	182	180	536	523

Operating loss	(1,389)	(2,521)	(6,045)	(7,178)

Net loss	(1,660)	(2,807)	(5,767)	(7,999)

Comprehensive loss	(1,569)	(2,859)	(5,796)	(7,679)

Revenue

Total revenues for the three-month period ended September 30, 2020 amounted to $510, representing an increase of $449 or 736% compared to $61 for the three-month period ended September 30, 2019.  Total revenues for the nine-month period ended September 30, 2020 amounted to $754, representing an increase of $80 or 12% compared to $674 for the nine-month period ended September 30, 2019.  The increase for the three-month period ended September 30, 2020 compared to the last year's corresponding period is mainly attributable to increases in Revenues from Licensing agreements of $308 and R&D revenues of $141. The increase for the nine-month period ended September 30, 2020 compared to the last year's corresponding period is mainly attributable to  increases in Revenues from Licensing agreements of $308 and R&D revenues of $144, offset by a decrease in R&D milestones revenues of $372.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended September 30, 2020 amounted to $848, representing an increase of $6 or 1%, compared to $842 for the three-month period ended September 30, 2019. R&D expenses for the nine-month period ended September 30, 2020 amounted to $2,300, representing a decrease of $584 or 20%, compared to $2,884 for the nine-month period ended September 30, 2019.

The increase in R&D expenses for the three-month period ended September 30, 2020 is mainly attributable to an increase in lab supplies of $383 and a decrease in R&D investment tax credits of $57, offset by a decrease in study costs of $283, salary expenses of $109 (due to the Canada Emergency Wage Subsidy), patent costs of $23 and analytical costs of $17.  The decrease in R&D expenses for the nine-month period ended September 30, 2020 is mainly attributable decrease in study costs of $623, salary expenses of $162 (due to the Canada Emergency Wage Subsidy), analytical costs of $132, patent costs of $67, and consulting fees of $29, offset by an increase in Lab supplies of $301 and a decrease in R&D investment tax credits of $134.

In the three-month period ended September 30, 2020 we recorded estimated Research and Development Tax Credits of $37, compared with $94 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2020 we recorded estimated Research and Development Tax Credits of $148, compared with $282 that was recorded in the same period of the previous year.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended September 30, 2020 amounted to $869, representing a decrease of $691 or 44%, compared to $1,560 for the three-month period ended September 30, 2019. SG&A expenses for the nine-month period ended September 30, 2020 amounted to $3,209 representing a decrease of $1,236 or 28%, compared to $4,445 for the nine-month period ended September 30, 2019.

The decrease in SG&A expenses for the three-month period ended September 30, 2020 is mainly attributable to decreases in salaries and compensation expenses of $367 (mainly attributable to the revaluation of DSUs, the fact that there were no new DSUs granted in 2020 and due to the Canada Emergency Wage Subsidy), Laboval deposit write-off of $207 (in 2019), investor related expenses of $119, rent expense of $41 due to the Canadian government rent relief program related to the COVID-19 pandemic, and professional fees of $40, offset by an increase in insurance expense of $78.

The decrease in SG&A expenses for the nine-month period ended September 30, 2020 is mainly attributable to decreases in salaries and compensation expenses of $609 (mainly attributable to the revaluation of DSUs, the fact that there were no new DSUs granted in 2020 and due to the Canada Emergency Wage Subsidy), investor related expenses of $307, Laboval deposit write-off of $207 (in 2019), the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $122, rent expense of $73 due to the Canadian government rent relief program related to the COVID-19 pandemic, and professional fees of $48, offset by an increase in insurance expense of $213.

Depreciation of tangible assets

In the three-month period ended September 30, 2020 we recorded an expense of $182 for the depreciation of tangible assets, compared with an expense of $180 for the same period of the previous year.  In the nine-month period ended September 30, 2020 we recorded an expense of $536 for the depreciation of tangible assets, compared with an expense of $523 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

In August 2020, the Board of directors amended the expiration time of 600,000 stock options granted to the President and CFO under the 2006 Stock Option Plan on July 20, 2020.  The new expiration date is July 19, 2025, the original exercise price of $0.58 and all other terms remain unchanged.  This extension resulted in the recognition of additional stock-based compensation expense of $31 during the nine-month period ended September 30, 2020.

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2020 amounted to $48 compared to $80 for the three-month period ended September 30, 2019. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2020 amounted to $172 compared to $261 for the nine-month period ended September 30, 2019.

We expensed approximately $39 in the three-month period ended September 30, 2020 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan and approximately $9 for options granted to a consultant in 2018, compared with $68 and $12, respectively that was expensed in the same period of the previous year.

We expensed approximately $139 in the nine-month period ended September 30, 2020 for options granted to our employees in 2018 and 2019 under the 2016 Stock Option Plan and approximately $33 for options granted to a consultant in 2018, compared with $225 and $36, respectively that was expensed in the same period of the previous year.

There remains approximately $17 in stock-based compensation to be expensed in fiscal 2020 and 2021, of which $12 relates to the issuance of options to our employees during 2018 to 2019 and $5 relates to the issuance of options to a consultant in 2018. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	September 30, 2020	December 31, 2019	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current Assets	$3,501	$3,220	$281	9%

Leasehold improvements and Equipment, net	5,752	6,365	(613)	(10%)

Security Deposits	737	752	(15)	(2%)

Operating lease right-of-use asset	603	683	(80)	(12%)

Current Liabilities	3,244	2,805	439	16%

Long-term debt	285	470	(185)	(39%)

Convertible debentures	5,253	5,642	(389)	(7%)

Convertible notes	1,423	1,255	168	13%

Operating lease liability	475	555	(80)	(14%)

Capital Stock	1	1	0	0%

Additional Paid-in-Capital	48,051	42,635	5,416	13%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the monetization of future revenues.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of September 30, 2020, the Company had cash and short-term investments totaling approximately $1,531. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout Canada and around the world. On March 23, 2020, the government of Quebec ordered the closure of all non-essential businesses effective March 25, 2020. Because of the nature of its operations, the Company is only partially affected by this order. The Company is aware of the impact on its business as a result of COVID-19 but uncertain as to the extent of this impact on its consolidated financial statements. This partial disruption, even temporary, may impact our operations and overall business by delaying the progress of our research and development programs and production activities. The Company has received the Canada Emergency Wage Subsidy and has benefited from the Canada Emergency Commercial Rent Assistance program from its landlord. There is uncertainty as to the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

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

Current assets

Current assets totaled $3,501 as at September 30, 2020 compared with $3,220 at December 31, 2019. The increase of $281 is mainly attributable to increases in short-term investments of $614, accounts receivable of $598, investment tax credits receivable of $140 and prepaid expenses of $27, offset by a decrease in cash of $995 and inventory of $103.

Cash

Cash totaled $337 as at September 30, 2020 representing a decrease of $995 compared with the balance of $1,332 as at December 31, 2019. The decrease in cash on hand relates to net cash used in operating activities of $5,257 and cash used in investing activities of $731, offset by net cash provided by financing activities of $4,998.

Accounts receivable

Accounts receivable totaled $979 as at September 30, 2020 representing an increase of $598 compared with the balance of $381 as at December 31, 2019.  The increase related to the invoicing of revenues incurred in the three month period ended September 30, 2020.

Prepaid expenses

As at September 30, 2020 prepaid expenses totaled $197 compared with $170 as of December 31, 2019. The increase in prepaid expenses is attributable to advance payments made in September 2020 related to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $515 as at September 30, 2020 compared with $375 as at December 31, 2019. The increase is attributable to the accrual estimated and recorded for the nine-month period ended in September 2020 and the fact that the 2019 amounts were not yet received.

Leasehold improvements and equipment

As at September 30, 2020, the net book value of leasehold improvements and equipment amounted to $5,752, compared to $6,365 at December 31, 2019. In the nine-month period ended September 30, 2020 additions to assets totaled $98 and mainly comprised of $59 for manufacturing equipment, $31 for leasehold improvements, $5 for computer equipment and $3 for lab and office equipment, offset by depreciation expense of $536 and variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CAD$300 ($225) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2020.  Security deposits in the amount of CAD$662 ($496) for the term loans, CAD$16 ($12) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at September 30, 2020.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,212 as at September 30, 2020 compared with $1,941 as at December 31, 2019. The increase is mainly attributable to an increase in accrued liabilities as at September 30, 2020.

Long-term debt

Long-term debt totaled $988 as at September 30, 2020 (December 31, 2019 - $1,197).  An amount of $838 is attributable to term loan from the lender secured by a first ranking movable hypothec on all present and future movable property of the Company and a 50% guarantee by Export Development Canada, a Canadian Crown corporation export credit agency. The reimbursement of the term loan started in September 2015 and should be fully reimbursed by October 2021. In April 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of debt repayment.

An amount of $150 is attributable to a second loan secured by a second ranking on all present and future property of the Company reimbursable in monthly principal payments starting January 2018 to December 2021.  In March 2020, as a result of the global pandemic, the lender granted the Company an automatic six-month moratorium of debt repayment

Convertible debentures

Convertible debentures totaled $5,253 as at September 30, 2020 as compared to $5,642 as at December 31, 2019.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,697,000) of debentures at a price of CAD$1,000 ($750) per debenture in July 2017 and August 2017. The convertible debentures have been recorded as a liability. On June 25, 2020, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.01) to CAD$0.50 ($0.38).

Total transactions costs (including CAD$94,000 ($70,000) related to the extension) in the amount of CAD$1,331,000 ($998,000) were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2020 amounts to CAD$320,000 ($236,000) ((CAD$326,000, (245,000) in 2019)).  The interest on the convertible debentures as at September 30, 2020 amounts to CAD$455,000 ($336,000) compared to CAD$455,000 ($342,000) for the comparative period in 2019 and is recorded in Financing and interest expense.  A gain on debt extinguishment based on its present value calculation was recognized in finance and interest income in the amount of $410 in September 2020 which will be accreted until September 30, 2022.

Convertible notes

Convertible notes totaled $1,423 as at September 30, 2020 as compared to $1,255 as at December 31, 2019. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2020 amounts to $171 compared to $132 for the comparative period in 2019.  The interest on the convertible notes for the nine-month period ended September 30, 2020 amounts to $72 ($72 in 2019) and is recorded in Financing and interest expense.

Shareholders' equity

As at September 30, 2020 we had accumulated a deficit of $47,274 compared with an accumulated deficit of $41,507 as at December 31, 2019. Total assets amounted to $10,593 and shareholders' equity totaled ($87) as at September 30, 2020, compared with total assets and shareholders' equity of $11,020 and $293 respectively, as at December 31, 2019.

Capital stock

As at September 30, 2020 capital stock amounted to $1.102 (December 31, 2019: $0.939). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $48,051 as at September 30, 2020, as compared to $42,635 as at December 31, 2019. Additional paid in capital increased by $5,368 from which $3,912 was the value of the common stock issued in the February 2020 public offering, $1,207 was the value of the warrants issued in the February 2020 public offering, $125 was the value attributed to the Agents' warrants in the February 2020 public offering transaction, and $172 from stock based compensation attributable to the amortization of stock options granted to employees and consultants.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	September 30, 2020	September 30, 2019	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(5,257)	$(6,108)	$851	(14%)
Financing Activities	4,998	(512)	5,510	(1,076%)
Investing Activities	(731)	3,323	(4,054)	(122%)
Cash - end of period	337	3,728	(3,391)	(91%)

Statement of cash flows

Net cash used in operating activities was $5,257 for the nine-month period ended September 30, 2020, compared to $6,108 for the nine-month period ended September 30, 2019. For the nine-month period ended September 30, 2020, net cash used by operating activities consisted of a net loss of $5,767 (2019: $7,999) before depreciation, accretion expense, stock-based compensation, DSU expense, gain on debt extinguishment and lease non-cash expense in the amount of $529 (2019: $1,382) and a decrease in non-cash operating elements of working capital of $19 (2019: $509 increase).

The net cash provided by financing activities was $4,998 for the nine-month period ended September 30, 2020, compared to net cash used in financing activities of $512 in the same period of the previous year.

An amount of $5,564 derives from the proceeds from public offering (2019: $Nil) and an amount of $Nil derives from proceeds from exercise of warrants and stock options (2019: $21) offset by repayment of term loans for an amount of $177 (2019: $533), the transaction costs related to the public offering of $320 (2019: $Nil) and the transaction costs related to the debt modification of $69 (2019: $Nil).

Net cash used investing activities amounted to $731 for the nine-month period ended September 30, 2020 compared to net cash provided from investing activities of $3,323 in the same period of 2019. The net cash used investing activities for the nine-month period ended September 30, 2020 relates to the acquisition of short-term investments of $4,532 (2019: $1,469) and the purchase of leasehold improvements and equipment of $98 (2019: $398), offset by the redemption of short-term investments of $3,899 (2019: $5,190).

The balance of cash as at September 30, 2020 amounted to $337, compared to $3,728 as at September 30, 2019.

Subsequent event

On October 15, 2020, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $1.2 million principal amount of 8% convertible notes due October 15, 2024. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share. The Company intends to use the proceeds of the Offering for working capital purposes. In connection with the Offering, the Company paid to an agent a cash commission of approximately $85,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 482,000 common shares at a price of $0.18 per Share until October 15, 2022.

On October 23, 2020, the Company announced the closing of a second tranche of the Notes to certain investors in the United States of $557,000 principal amount of 8% convertible notes due Oct 15, 2024. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share. In connection with the Offering, the Company paid to an agent a cash commission of approximately $39,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 222,800 common shares at a price of $0.18 per Share until October 15, 2022.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 12, 2020	By: /s/ Horst G. Zerbe
Dr. Horst G. Zerbe
Chief Executive Officer and Director

Date: November 12, 2020	By: /s/ Andre Godin
Andre Godin
Principal Accounting Officer