Form 10-Q
period 2021-03-31
IntelGenx Technologies Corp.
filed 2021-05-13
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer[ ]		Accelerated filer[ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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

111,993,532 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of May 13, 2021.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

March 31, 2021

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current
Cash	$1,572	$1,205
Short-term investments	406	1,038
Accounts receivable	376	260
Prepaid expenses	166	162
Investment tax credits receivable	707	635
Contract asset	-	354
Security deposits	206	407
Inventory (note 4)	120	244
Total current assets	3,553	4,305
Leasehold improvements and equipment, net (note 5)	5,748	5,851
Security deposits	255	252
Operating lease right-of-use-asset	689	710
Total assets	$10,245	$11,118
Liabilities
Current
Accounts payable and accrued liabilities	1,949	1,989
Current portion of long-term debt (note 8)	-	561
Current portion of operating lease liability (note 14)	144	141
Current portion of finance lease liability (note 14)	26	25
Loan payable (note 7)	2,000	-
Deferred revenue	145	166
Convertible notes (note 10)	1,553	1,486
Total current liabilities	5,817	4,368

Long-term debt (note 8)	-	171
Convertible notes (note 11)	1,519	1,505
Convertible debentures (note 9)	5,409	5,461
Operating lease liability (note 14)	463	482
Finance lease liability (note 14)	78	84
Total liabilities	13,286	12,071
Subsequent events (note 16) Shareholders' deficit
Capital stock, common shares, $0.00001 par value; 200,000,000 shares authorized; 111,909,532 shares issued and outstanding (2020: 111,429,532 common shares) (note 11)	1	1
Additional paid-in capital (note 12)	48,662	48,453
Accumulated deficit	(50,812)	(48,551)
Accumulated other comprehensive loss	(892)	(856)
Total shareholders' deficit	(3,041)	(953)
	$10,245	$11,118

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Period Ended March 31, 2021

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2020	111,429,532	$1	$48,453	$(48,551)	$(856)	$(953)
Other comprehensive loss	-	-	-	-	(36)	(36)
Conversion of convertible debentures (note 9)	480,000	-	178	-	-	178
Stock-based compensation (note 12)	-	-	31	-	-	31
Net loss for the period	-	-	-	(2,261)	-	(2,261)
Balance - March 31, 2021	111,909,532	$1	$48,662	$(50,812)	$(892)	$(3,041)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2021	2020

Revenues (note13	$286	$202
Total Revenues	286	202
Expenses
Research and development expense	471	850
Manufacturing expenses	621	478
Selling, general and administrative expense	929	846
Depreciation of tangible assets	192	179
Total expenses	2,213	2,353
Operating loss	(1,927)	(2,151)
Interest income	-	1
Financing and interest expense	(334)	(307)
Net financing and interest expense	(334)	(306)
Net Loss	(2,261)	(2,457)
Other Comprehensive Loss
Foreign currency translation adjustment	(27)	(218)
Change in fair value	(9)	(219)
	(36)	(437)
Comprehensive loss	$(2,297)	$(2,894)
Basic and Diluted Weighted Average Number of Shares Outstanding	111,722,199	102,908,037
Basic and Diluted Loss Per Common Share (note 16)	$(0.02)	$(0.03)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2021	2020
Funds (used) provided -
Operating activities
Net loss	$(2,261)	$(2,457)
Depreciation of tangible assets	192	179
Stock-based compensation	31	71
Accretion expense	138	146
DSU expense	115	(175)
Lease non-cash expense	1	1
	(1,784)	(2,235)
Changes in non-cash items related to operations:
Accounts receivable	(116)	(44)
Prepaid expenses	(4)	25
Investment tax credits receivable	(72)	(39)
Contract asset	354	-
Inventory	126	-
Security deposits	206	-
Accounts payable and accrued liabilities	(157)	125
Deferred revenues	(22)	-
Net change in non-cash items related to operations	315	67
Net cash used in operating activities	(1,469)	(2,168)
Financing activities
Finance lease payments	(6)	-
Issuance of loan	2,000	-
Repayment of long-term debt	(737)	(196)
Net proceeds from public offering	-	5,564
Transaction costs of public offering	-	(320)
Net cash provided by financing activities	1,257	5,048
Investing activities
Additions to leasehold improvements and equipment	(12)	(57)
Redemption of short-term investments	627	581
Acquisition of short-term investments	-	(4,532)
Net cash provided by (used in) investing activities	615	(4,008)
Increase (decrease) in cash	403	(1,128)
Effect of foreign exchange on cash	(36)	151
Cash
Beginning of period	1,205	1,332
End of period	$1,572	$355

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the sale of U.S. royalty on future sales of Forfivo XL®.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2021, the Company had cash and short-term investments totaling approximately $1,978. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

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
March 31, 2021
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
March 31, 2021
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

Product revenue

The Company recognizes revenue from the sale of its products when the following conditions are met: delivery has occurred; the price is fixed or determinable; the collectability is reasonably assured and persuasive evidence of an arrangement exists

Research and Development Revenue

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
March 31, 2021
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
March 31, 2021
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

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

The Company adopted ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period:

  Exception to the incremental approach for intraperiod tax allocation;

  Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and

  Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

3. Significant Accounting Policies (Cont'd)

The ASU also improves financial statement preparers' application of income tax-related guidance and simplifies GAAP for:

  Franchise taxes that are partially based on income;

  Transactions with a government that result in a step up in the tax basis of goodwill;

  Separate financial statements of legal entities that are not subject to tax; and

  Enacted changes in tax laws in interim periods.

This new amendment does not have a material impact on the consolidated financial statements of the Company.

4. Inventory

Inventory as at March 31, 2021 consisted of raw materials in the amount of $120 thousand (2020: $244 thousand).

5. Leasehold Improvements and Equipment

			March 31, 2021	December 31, 2020
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,882	$1,286	$3,596	$3,624
Laboratory and office equipment	1,429	1,028	401	416
Computer equipment	141	104	37	33
Leasehold improvements	3,467	1,753	1,714	1,778
	$9,919	$4,171	$5,748	$5,851

From the balance of manufacturing equipment, an amount of $1,847 thousand (2020: $1,824 thousand) represents assets which are still under construction as at March 31, 2021 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($60 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($338 thousand).

7. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $2,000,000, bearing interest at 8%. The securities purchase agreement provides that an amendment is to be entered into at the initial closing of the atai transaction under which the maturity date will be following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3,000,000. The loan provides for the possibility of an additional advance to the Company of up to $500,000, subject to certain conditions. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.  The loan bears interest at 8%. The interest for the three-month period ended March 31, 2021 amounts to $10,000 and is recorded in financing and interest expense

8.  Long-term Debt

The components of the Company's debt are as follows:

	March 31, 2021 $	December 31, 2020 $

Term loan facility	-	732
Total debt	-	732

Less: current portion	-	561

Total long-term debt	-	171

The Company's term loan facility consisted of a total of CAD$4 million ($3.18 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($49 thousand).

The term loan was repaid in full during the three-month period ended March 31, 2021.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

9.  Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,438,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,438,000) of Debentures at a price of CAD$1,000 ($795) per Debenture. The Debentures had a maturity date of June 30, 2020 and interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($1.07) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($795) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($606,000).

Together with the principal amount of CAD$6,838,000 ($5,438,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,044,000) of Debentures at a price of CAD$1,000 ($795) per Debenture.

On June 25, 2020, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.07) to CAD$0.50 ($0.40). This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.

The components of the convertible debentures are as follows:

	March 31, 2021	December 31, 2020

Face value of the convertible debentures	$5,307	$5,418
Transaction costs	(75)	(74)
Accretion	177	117
Convertible debentures	$5,409	$5,461

The convertible debentures have been recorded as a liability. The accretion expense for the three-month period ended March 31, 2021 amounts to CAD$73,000 ($58,000), compared to CAD$121,000 ($90,000) for the comparative period in 2020.

During the three-month period ended March 31, 2021, CAD$240,000 ($191,000) of convertible debentures were converted into 480,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $178 thousand.

The interest accrued on the convertible debentures for the three-month period ended March 31, 2021 amounts to CAD$146 thousand ($115 thousand) and is recorded in financing and interest expense.  The interest on the convertible debentures amounted to CAD$152 thousand ($113 thousand) for the three-month period ended    March 31, 2020.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
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

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the three-month period ended March 31, 2021 amounts to $67,000 (2020: $53,000).

The components of the convertible notes are as follows:

	March 31, 2021	December 31, 2020

Attributed value of net proceeds to convertible notes	$975	$975
Accretion	578	511
Convertible note	$1,553	$1,486

The interest on the convertible notes for the three-month period ended March 31, 2021 amounts to $24,000 and is recorded in financing and interest expense (2020: $24,000).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

10. Convertible Notes (Cont'd)

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

On October 23, 2020, the Company announced the closing of a second tranche of the Notes to certain investors in the United States of $557 thousand principal amount of 8% convertible notes due October 15, 2024. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.18 per Share. In connection with the Offering, the Company paid to an agent a cash commission of approximately $39,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 222,800 common shares at a price of $0.18 per Share until October 15, 2022.

Management has determined the value of the agents' warrants to be $44,000.

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand were recorded against the liability.  The accretion expense for the three-month period ended March 31, 2021 amounts to $13,000 (2020: $Nil).  The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2021	December 31, 2020

Attributed value of net proceeds to convertible notes	$1,494	$1,494
Accretion	25	11
Convertible note	1,519	$1,505

The interest on the convertible notes for the three-month period ended March 31, 2021 amounts to $35,000 (2020: $Nil) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

11. Capital Stock

	March 31, 2021	December 31, 2020
Authorized -
200,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
111,909,532 (December 31, 2020 - 111,429,532) common shares	$1	$1

12. Additional Paid-In Capital

Stock options

On January 11, 2021, 150,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.27.  The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date.  The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $25 thousand.

No options were granted during the three-month period ended March 31, 2020.

No stock options were exercised during the three-month periods ended March 31, 2021 and 2020.

Compensation expenses for stock-based compensation of $31 thousand and $71 thousand were recorded during the three-month periods ended March 31, 2021 and 2020, respectively. An amount of $31 thousand expensed in the three-month period ended March 31, 2021 relates to stock options granted to employees and an amount of $Nil relates to stock options granted to consultants. An amount of $59 thousand expensed in the three-month period ended March 31, 2020 relates to stock options granted to employees and an amount of $12 thousand relates to stock options granted to consultants.  As at March 31, 2021, the Company has $171 thousand (2020 - $86 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the three-month periods ended March 31, 2021 and 2020.

Deferred Share Units ("DSUs")

No DSUs were granted during the three-month periods ended March 31, 2021 and 2020.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the three-month periods ended March 31, 2021 and 2020.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

13. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	March 31, 2021	March 31, 2020

Research and development agreements	$126	$202
Product revenue	160
	$286	$202

The following table presents our revenues disaggregated by timing of recognition:

	March 31, 2021	March 31, 2020
(in U.S. $ thousands)
Product and services transferred at point in time	$160	$202
Products and services transferred over time	126	-
	$286	$202

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2021	March 31, 2020

Europe	$214	202
Canada	72	-
	$286	$202

Remaining performance obligations

As at March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,384 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,558 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

14. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the three-month period ended March 31, 2021 included in general and administrative expenses is $40 thousand. The cash outflows from operating leases for the three-month period ended March 31, 2020 was $26 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at March 31, 2021 were 4.9 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at March 31, 2021 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2021	$118
2022	161
2023	163
2024	166
2025	166
Thereafter	28
Total undiscounted lease payments	802
Less: Interest	195
Present value of lease liabilities	$607

Current portion of operating lease liability	$144
Operating lease liability	$463

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the three-month period ended March 31, 2021 was $6 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at    March 31, 2021 were 3.6 years and 6.43%, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

14. Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as at March 31, 2021 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2021	$24
2022	32
2023	32
2024	29
Total undiscounted lease payments	117
Less: Interest	13
Present value of lease liabilities	$104

Current portion of finance lease liability	$26
Finance lease liability	$78

15. Related Party Transactions

Included in management salaries are $3 thousand (2020 - $10 thousand) for options granted to the Chief Executive Officer, $3 thousand (2020 - $10 thousand) for options granted to the Chief Financial Officer, $7 thousand (2020 - $10 thousand) for options granted to the Vice President, Operations, $2 thousand (2020 - $5 thousand) for options granted to the Vice-President, Research and Development, $2 thousand (2020 - $5 thousand) for options granted to Vice-President, Business and Corporate Development and $4 thousand (2020 - $1 thousand) for options granted to the Vice-President, Intellectual Property and Legal Affairs under the 2016 Stock Option Plan.

Also included in general and administrative expense for the three-month period ended March 31, 2021 are director fees of $58 thousand (2020 - $58 thousand) and DSU expense of $115 thousand (2020: DSU recovery of $175 thousand).

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2021
(Expressed in U.S. Funds)
(Unaudited)

17. Subsequent Events

Subsequent to March 31, 2021, CAD$42,000 ($34,000) of convertible debentures were converted into 84,000 common shares at the option of the holders.

On May 11, 2021, the Company announced that a majority of its shareholders have approved the resolution approving the previously announced investment in IntelGenx by atai, pursuant to which atai will initially acquire an approximate 25% interest in IntelGenx for gross proceeds in the amount of $12,346,300.  The shareholders also approved a resolution to amend IntelGenx’s Certificate of Incorporation to increase the total number of shares of common stock that IntelGenx is authorized to issue from 200,000,000 shares to 450,000,000 shares.

On May 11, 2021, atai has granted to the Company an additional advance in the amount of $500,000, under the same terms and conditions as described in note 7.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the three-month period ended March 31, 2021 and 2020.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2020. In preparing this MD&A, we have taken into account information available to us up to May 13, 2021, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2020 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the development of novel oral immediate-release and controlled-release products for the pharmaceutical market.  More recently, we have made the strategic decision to enter the Canadian cannabis market with a non-prescription cannabis infused oral film that was recently launched in Q1 2021.  In addition, we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer and manufacturing scale-up, and commercial manufacturing.

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

• development of new drug delivery technologies

• entering the veterinary market with VetaFilm™

• repurposing existing drugs for new indications, and

• developing generic drugs where high technology barriers to entry exist in reproducing branded films.

We have established a state-of-the-art manufacturing facility for the manufacture of our VersaFilm™ and VetaFilm™. We believe that this (1) represents a profitable business opportunity, (2) will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property, and (3) allows us to offer our development partners a full service from product conception through to supply of the finished product.

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

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™ is a good example of our efforts to develop alternate technology platforms.  As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

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

Most recent key developments

On January 07, 2021, the Company announced the execution of a definitive supply agreement with Heritage Cannabis Holdings, an international medical cannabis licensed producer based in Toronto, Canada, for the manufacturing and supply of filmstrip products containing 10 mg of CBD using the Company's  VersaFilm® technology for the Canadian and Australian markets.  Stemming from the Agreement, the Company received its first purchase order from Heritage for 50,000 CBD Filmstrips (which was eventually increased to 75,000 CBD Filmstrips). Pursuant to the Agreement, in addition to receiving a manufacturing margin, the Company will also receive a double-digit royalty on the gross margin based on product sales. Heritage will supply CBD material for IntelGenx's filmstrip manufacture and supply in Canada and Australia on a non- and semi-exclusive basis, respectively. The Agreement also contemplates an option on future co-development of CBD and THC filmstrips using proprietary technology from both companies, under certain conditions.  The CBD Filmstrips will be produced at the Company's manufacturing facility under Canadian GPP conditions and registered as a product for sale with Health Canada as a cannabis product governed by the Cannabis Act and with the Australian Department of Health's Therapeutic Goods Administration as a medicinal cannabis product governed by the Narcotic Drugs Act. The first shipment of 75,000 CBD Filmstrips occurred on March 31, 2021.

On February 08, 2021, the Company announced the filing of a new provisional patent application at the United States Patent and Trademark Office entitled "High Loading Oral Film Formulation."  The patent application covers the incorporation of high concentrations of active ingredients in products based on IntelGenx's VetaFilm™ proprietary veterinary oral film technology. This higher loading capability enables a formulation with a ratio of active-to-polymer of 1-to-1, thereby pushing the limit of the film capabilities and distinguishing it from known oral film technology.

On February 17, 2021, the Company announced that the United States Patent and Trademark Office had granted a Notice of Allowance for US Patent Application 16/110,737, entitled "Film Dosage Form with Extended Release Mucoadhesive Particles."  This film formulation patent covers novel disintegrating oral film formulations designed for the transmucosal absorption of drug, especially tetrahydrocannabinol (THC), and is intended to protect IntelGenx's DisinteQTM products.

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

Securities Purchase Agreement

On March 14, 2021, we also entered into a securities purchase agreement, as may be amended (the "Securities Purchase Agreement") with atai. Under the Securities Purchase Agreement, atai has agreed to purchase (A) an aggregate of 37,300,000 units of the Company (the "Initial Units") at a price of $0.331 per Initial Unit, each Initial Unit to be issued being comprised of one share of Common Stock of the Company (an "Initial Share") and 0.60 of a warrant (each whole warrant, an "Initial Warrant") for an aggregate consideration of $12,346,300, and (B) a warrant (in a form to be agreed by the parties reflecting the terms set out in the Securities Purchase Agreement)(the "Additional Units Warrant") to acquire up to 130,000,000 additional units of the Company (the "Additional Units"), each Additional Unit to be issued being comprised of one share of Common Stock of the Company (an "Additional Share") and 0.5 of one warrant (each such whole warrant, an "Additional Warrant" and collectively with the Initial Warrants, the "Warrants"), (the "Investment") following receipt of approval of our shareholders (the "Shareholders") at our Annual Meeting of the Shareholders (the "Meeting"). Payment for the Additional Units may be in cash or in certain circumstances in, atai equity. Each Initial Warrant will entitle atai to purchase one share of Common Stock at a price of $0.35 for a period of three years from closing of the initial investment.

The Additional Units Warrant exercise price for the Additional Units will be (i) until the date which is 12 months following the closing, $0.331 (subject to certain exceptions), and (ii) following the date which is 12 months following the closing, the lower of (A) a 20% premium to the market price on the date of purchase, and (B) $0.50 if purchased in the second year following closing and $0.75 if purchased in third year following closing. Each Additional Warrant will entitle atai, for a period of three years from the date of issuance, to purchase one Share at the lesser of either (i) a 20% premium to the price of the corresponding Additional Share, or (ii) the price per share under which shares of the Company are issued under convertible instruments that were outstanding on February 16, 2021, the date on which the parties entered into a non-binding letter of intent to enter into a definitive Securities Purchase Agreement ("Outstanding Convertibles"), provided that atai may not exercise Additional Warrants to purchase more than the lesser of (x) 44,000,000 shares of Common Stock, and (y) the number of shares of Common Stock issued by the us under Outstanding Convertibles.

Under the Securities Purchase Agreement, we also granted atai a pro-rata equity participation right for any issuances of new securities, subject to certain exceptions.

Following the initial closing, atai will hold approximately 25% (approximately 35% on a partially diluted basis) of the issued and outstanding shares of Common Stock and therefore become a new "Control Person" of us as such term is defined under the policies of the TSX Venture Exchange (the "TSX.V"). Based on the number of issued and outstanding shares of Common Stock and outstanding convertible instruments on March 15, 2021, assuming the full exercise of Additional Units Warrant to acquire the Additional Units and exercise of the Warrants and Additional Warrants, atai would hold approximately 60% (approximately 60% on a partially diluted basis) of the issued and outstanding shares of Common Stock.

Under the Securities Purchase Agreement, we have agreed to use reasonable efforts to list the shares of Common Stock on the Toronto Stock Exchange (the "TSX") with a target to achieve such listing shortly after the initial closing contemplated by the Securities Purchase Agreement and we intend to promptly submit a listing application to the TSX. There is no assurance that the TSX will approve the listing application and any listing of our shares of Common Stock on the TSX is subject to us meeting all of the listing requirements of and obtaining the approval of the TSX. The Additional Units Warrant is only exercisable if our shares of Common Stock are listed on the TSX.

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

Term Loan

On March 9, 2021 atai funded a secured loan in the amount of $2,000,000 bearing interest at 8% per annum pursuant to a loan agreement entered into between IntelGenx Corp. and atai (the "Loan Agreement"). The loan is repayable on the date that is 120 days following the date of the Annual General Meeting, but in any event not later than September 30, 2021. The Securities Purchase Agreement provides that an amendment is to be entered into at the initial closing of the atai investment under which the maturity date will be following the first closing of a subscription for Additional Units if the proceeds from such subscription amount to at least $3,000,000. The loan provides for the possibility of an additional advance to us of up to $500,000, subject to certain conditions. The loan is guaranteed by IntelGenx Technologies Corp. in a guarantee entered into by IntelGenx Technologies Corp. concurrently with the Loan Agreement and is secured by all of the present and future fixed assets of IntelGenx Corp., excluding any intellectual property or technology controlled or owned by IntelGenx Corp.

IntelGenx Corp. has applied approximately CA$800,000 ($636,000) from the loan to fully repay the outstanding amount on the Company's credit facilities with its Bank. The Company intends to use the balance of the loan for general working capital purposes.

Subsequent to the end of the quarter, more specifically on April 09, 2021, The Company announced that a proposal to amend the terms of its 6.0% convertible unsecured promissory notes due June 1, 2021, originally issued by private placement on May 8, 2018, to (i) extend the maturity date to October 31, 2024, (ii) change the conversion ratio for conversions at the option of the holders of the Notes from 6,250 fully paid and non-assessable shares of common stock for each $5,000 aggregate principal amount of the Notes then outstanding to 11,363 fully paid and non-assessable shares of common stock for each $5,000 aggregate principal amount of the Notes then outstanding, effectively representing a reduction of the conversion price from $0.80 to $0.44, and (iii) reduce the trigger price for a conversion at the option of IntelGenx from $1.40 or greater for 20 consecutive trading days to $0.88 or greater for 20 consecutive trading days. The proposed amendments are subject to approval of the TSX Venture Exchange and holders holding a majority of the aggregate outstanding principal amount of the Notes.  An aggregate principal amount of $1,600,000 of Notes is outstanding as of the date hereof.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2021 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $892 primarily due to the fluctuations in the rates used to prepare our financial statements, $36 of which negatively impacted our comprehensive loss for the three-month period ended March 31, 2021. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period
	ended March 31,

	2021	2020
	$	$
Comprehensive loss	(2,297)	(2,894)
Add (deduct):
Depreciation	192	179
Finance costs	334	307
Finance income	-	(1)
Share-based compensation	31	71
Other comprehensive loss	36	437

Adjusted EBITDA (Loss)	(1,704)	(1,901)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) improved by $197 for the three-month period ended March 31, 2021 to ($1,704) compared to ($1,901) for the three-month period ended March 31, 2020. The improvement in Adjusted EBITDA (Loss) of $197 for the three-month period ended March 31, 2021 is mainly attributable to a decrease in R&D expenses of $372 before consideration of stock-based compensation and an increase in revenues of $84, offset by an increase in Manufacturing expenses of $152 before consideration of stock-based compensation and an increase in SG&A expenses of $107 before consideration of stock-based compensation.

Results of operations for the three-month period ended March 31, 2021 compared with the three-month period ended March 31, 2020.

	Three-month period
	ended March 31,

	2021	2020
	$	$
Revenue	286	202

Research and development Expenses	471	850
Manufacturing Expenses	621	478
Selling, General and Administrative Expenses	929	846
Depreciation of tangible assets	192	179

Operating loss	(1,927)	(2,151)
Net loss	(2,261)	(2,457)
Comprehensive loss	(2,297)	(2,894)

Revenue

Total revenues for the three-month period ended March 31, 2021 amounted to $286, representing an increase of $84 or 42% compared to $202 for the three-month period ended March 31, 2020.  The increase for the three-month period ended March 31, 2021 compared to the last year's corresponding period is attributable to an increase in Product revenues of $160, offset by a decrease in R&D revenues of $76.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended March 31, 2021 amounted to $471, representing a decrease of $379 or 45%, compared to $850 for the three-month period ended March 31, 2020.

The decrease in R&D expenses for the three-month period ended March 31, 2021 is mainly attributable to a decrease in lab supplies of $191, a decrease in study costs of $121, a decrease in salary expense of $77 and patent expenses of $24, offset by an increase R&D batch development expenses of $37.

In the three-month period ended March 31, 2021 we recorded estimated Research and Development Tax Credits of $63, compared with $74 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended March 31, 2021 amounted to $621, representing an increase of $143 or 30%, compared to $478 for the three-month period ended March 31, 2020.

The increase in Manufacturing expenses for the three-month period ended March 31, 2021 is mainly attributable to an increase in supplies and consumables of $181, offset by a decrease in salary expense of $38.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended March 31, 2021 amounted to $929, representing an increase of $83 or 10%, compared to $846 for the three-month period ended March 31, 2020.

The increase in SG&A expenses for the three-month period ended March 31, 2021 is mainly attributable to increases in salaries and compensation expenses of $297 (mainly attributable to the revaluation of DSUs which was caused by the increase in the Company's share price during the quarter), insurance expense of $39 and leasehold expenses of $13, offset by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency in the amount of $153, decreases in professional fees of $83, investor relations expense of $21 and business development expenses of $8.

Depreciation of tangible assets

In the three-month period ended March 31, 2021 we recorded an expense of $192 for the depreciation of tangible assets, compared with an expense of $179 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based payments expense for the three-month period ended March 31, 2021 amounted to $31 compared to $71 for the three-month period ended March 31, 2020.

We expensed approximately $31 in the three-month period ended March 31, 2021 for options granted to our employees in 2019, 2020, and 2021 under the 2016 Stock Option Plan and $Nil for options granted to consultants in 2018, compared with $59 and $12, respectively that was expensed in the same period of the previous year.

There remains approximately $171 in stock-based compensation to be expensed in fiscal 2021 and 2022, all of which relates to the issuance of options to our employees during 2020 and 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	March 31, 2021	December 31, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current assets	$3,553	$4,305	$(752)	(17%)

Leasehold improvements and equipment, net	5,748	5,851	(103)	(2%)

Security deposits	255	252	3	1%

Operating lease right-of-use asset	689	710	(21)	(3%)

Current liabilities (excluding convertible notes)	4,264	2,882	1,382	48%

Long-term debt	-	171	(171)	(100%)

Convertible debentures	5,409	5,461	(52)	(1%)

Convertible notes	3,072	2,991	81	3%

Operating lease liability	463	482	(19)	(4%)

Finance lease liability	78	84	(6)	(7%)

Capital Stock	1	1	0	0%

Additional paid-in-capital	48,662	48,453	209	1%

Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, research and development revenues and the monetization of future revenues.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations.  As of March 31, 2021, the Company had cash and short-term investments totaling approximately $1,978.  The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout Canada and around the world. The Company has received the Canada Emergency Wage Subsidy and has benefited from the Canada Emergency Commercial Rent Assistance program from its landlord. There is uncertainty as to the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

• Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

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

Current assets

Current assets totaled $3,553 as at March 31, 2021 compared with $4,305 as at December 31, 2020. The decrease of $752 is mainly attributable to decreases in short-term investments of $632, contract asset of $354, security deposits of $201 and inventory of $124, offset by increases in cash of $367, accounts receivable of $116, investment tax credits receivable of $72 and prepaid expenses of $4.

Cash

Cash totaled $1,572 as at March 31, 2021 representing an increase of $367 compared with the balance of $1,205 as at December 31, 2020. The increase in cash on hand relates to net cash provided by financing activities of $1,257 and investing activities of $615, offset by net cash used in operating activities of $1,469 and a negative effect of foreign exchange of $36.

Accounts receivable

Accounts receivable totaled $376 as at March 31, 2021 representing an increase of $116 compared with the balance of $260 as at December 31, 2020. The main reason for the increase is related to the revenues accounted for as at March 31, 2021 offset by the collection in 2021 of revenues accounted for as at December 31, 2020.

Prepaid expenses

As at March 31, 2021 prepaid expenses totaled $166 compared with $162 as of December 31, 2020.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $707 as at March 31, 2021 compared with $635 as at December 31, 2020. The increase is attributable to the accrual estimated and recorded for the first three months of 2021 and the fact that the 2019 amount was not yet received.

Leasehold improvements and equipment

As at March 31, 2021, the net book value of leasehold improvements and equipment amounted to $5,748, compared to $5,851 at December 31, 2020. In the three-month period ended March 31, 2021 additions to assets totaled $12 and mainly comprised of $6 for computer equipment, $3 for manufacturing equipment and $3 for lab equipment, offset by depreciation expense of $192 and variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CAD$300 ($239) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2021.  Security deposits in the amount of CAD$15 ($12) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at March 31, 2021.  Security deposit in the amount of CAD$259 ($206) for the term loan was also recorded as at March 31, 2021 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,949 as at March 31, 2021 compared with $1,989 as at December 31, 2020.

Loan payable

Loan payable totaled $2,000 as at March 31, 2021 compared with $Nil as at December 31, 2021.  atai has granted the Company a secured loan in the amount of $2,000, bearing interest at 8%. The securities purchase agreement provides that an amendment is to be entered into at the initial closing of the atai investment under which the maturity date will be following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3,000,000. The loan provides for the possibility of an additional advance to the Company of up to $500,000, subject to certain conditions. The loan is guaranteed by the Company and secured by all  present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

Convertible debentures

Convertible debentures totaled $5,409 as at March 31, 2021 as compared to $5,641 as at December 31, 2020.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,044,000) of debentures at a price of CAD$1,000 ($795) per debenture in July 2017 and August 2017.  On June 25, 2020, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.07) to CAD$0.50 ($0.40).  The convertible debentures have been recorded as a liability as at March 31, 2021. The accretion expense for the three-month period ended March 31, 2021 amounts to CAD$73,000 ($58,000) ((CAD$121,000) ($90,000) in Q1-2020).  The interest on the convertible debentures as at March 31, 2021 amounts to CAD$146,000 ($115,000) ((CAD$152,000) ($113,000) in Q1-2020) and is recorded in Financing and interest expense.

Convertible notes

Convertible notes classified as short-term totaled $1,553 as at March 31, 2021 as compared to $1,486 as at December 31, 2020. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $111 thousand were recorded against the liability.  The accretion expense for the period ended March 31, 2021 amounts to $67 ($53 in 2020).  The interest in the convertible notes as at March 31, 2021 amounts to $24 ($24 in 2020) and is recorded in Financing and interest expense.

Convertible notes classified as long-term totaled $1,519 as at March 31, 2021 as compared to $1,505 as at December 31, 2020. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand were recorded against the liability.  The accretion expense for the period ended March 31, 2021 amounts to $13 ($Nil in 2020).  The interest in the convertible notes as at March 31, 2021 amounts to $35 ($Nil in 2020) and is recorded in Financing and interest expense.

Shareholders' deficit

As at March 31, 2021 we had accumulated a deficit of $50,812 compared with an accumulated deficit of $48,551 as at December 31, 2020. Total assets amounted to $10,245 and shareholders' deficit totaled $3,041 as at March 31, 2021, compared with total assets and shareholders' deficit of $11,118 and $953 respectively, as at December 31, 2020.

Capital stock

As at March 31, 2021 capital stock amounted to $1.119 (December 31, 2020: $1.102). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $48,662 as at March 31, 2021, as compared to $48,453 as at December 31, 2020. Additional paid in capital increased by $209 from which $178 was the value of the conversion of the convertible debentures and $31 from stock based compensation attributable to the amortization of stock options granted to employees.

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

Key items from the statement of cash flows

	March 31, 2021	March 31, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(1,469)	$(2,168)	$699	(32%)
Financing Activities	1,257	5,048	(3,791)	(75%)
Investing Activities	615	(4,008)	4,623	(115%)
Cash - end of period	1,572	355	1,217	343%

Statement of cash flows

Net cash used in operating activities was $1,469 for the three-month period ended March 31, 2021, compared to $2,168 for the three-month period ended March 31, 2020. For the three-month period ended March 31, 2021, net cash used by operating activities consisted of a net loss of $2,261 (2020: $2,457) before depreciation, accretion expense, stock-based compensation, DSU expense and lease non-cash expense in the amount of $477 (2020: $222) and an increase in non-cash operating elements of working capital of $315 (2020: $67).

The net cash provided by financing activities was $1,257 for the three-month period ended March 31, 2021, compared to $5,048 for the same period of 2020. For the three-month period ended March 31, 2021, an amount of $2,000 derives from issuance of a loan, offset by repayment of term loans for an amount of $737 and finance lease payments for an amount of $6.  For the three-month period ended March 31, 2020, an amount of $5,564 derives from net proceeds from public offering, offset by the transaction costs related to the public offering of $320 and the repayment of term loans for an amount of $196.

Net cash provided by investing activities amounted to $615 for the three-month period ended March 31, 2021 compared to net cash used in investing activities of $4,008 for the three-month period ended March 31, 2020. The net cash provided by investing activities for the three-month period ended March 31, 2021 relates to the redemption of short-term investments of $627, offset by the purchase of fixed assets of $12.  The net cash used in investing activities for the three-month period ended March 31, 2020 relates to the acquisition of short-term investments of $4,532 and the purchase of fixed assets of $57, offset by the redemption of short-term investments of $581.

The balance of cash as at March 31, 2021 amounted to $1,572, compared to $355 as at March 31, 2020.

Subsequent Events

Subsequent to March 31, 2021, CAD$42,000 ($34,000) of convertible debentures were converted into 84,000 common shares at the option of the holders.

On May 11, 2021, the Company announced that a majority of its shareholders have approved the resolution approving the previously announced investment in IntelGenx by atai, pursuant to which atai will initially acquire an approximate 25% interest in IntelGenx for gross proceeds in the amount of $12,346,300.  The shareholders also approved a resolution to amend IntelGenx’s Certificate of Incorporation to increase the total number of shares of common stock that IntelGenx is authorized to issue from 200,000,000 shares to 450,000,000 shares.

On May 11, 2021, atai has granted to the Company an additional advance in the amount of $500,000, under the same terms and conditions as described in note 7 of the financial statements.

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

INTELGENX TECHNOLOGIES CORP.

Date: May 13, 2021	By:	/s/ Horst G. Zerbe

Dr. Horst G. Zerbe Chief Executive Officer and Director

Date: May 13, 2021	By:	/s/ Andre Godin

Andre Godin Principal Accounting Officer