Form 10-Q
period 2021-06-30
IntelGenx Technologies Corp.
filed 2021-08-04
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

150,545,762 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  August 4, 2021.

IntelGenx Technologies Corp.

Form 10-Q

2

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

June 30, 2021

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	June 30, 2021	December 31, 2020

Assets

Current

Cash	$6,121	$1,205
Short-term investments	6,008	1,038
Accounts receivable	518	260
Prepaid expenses	79	162
Investment tax credits receivable	781	635
Contract asset	-	354
Security deposits	210	407
Inventory (note 3)	121	244

Total current assets	13,838	4,305

Leasehold improvements and equipment, net (note 4)	5,651	5,851

Security deposits	259	252

Operating lease right-of-use-asset	668	710

Total assets	$20,416	$11,118

Liabilities

Current
Accounts payable and accrued liabilities	2,182	1,989
Current portion of long-term debt (note 7)	-	561
Current portion of operating lease liability (note 13)	148	141
Current portion of finance lease liability (note 13)	27	25
Loan payable (note 6)	2,500	-
Deferred revenue	134	166
Convertible notes (note 9)	-	1,486

Total current liabilities	4,991	4,368

Long-term debt (note 7)	-	171

Convertible notes (note 9)	2,631	1,505

Convertible debentures (note 8)	5,437	5,461

Operating lease liability (note 13)	445	482

Finance lease liability (note 13)	72	84

Total liabilities	13,576	12,071

Subsequent event (note 15)

Shareholders' equity

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 150,545,761 shares issued and outstanding (2020: 111,429,532 common shares) (note 10)	1	1

Additional paid-in capital (note 11)	61,043	48,453

Accumulated deficit	(53,003)	(48,551)

Accumulated other comprehensive loss	(1,201)	(856)

Total shareholders' equity (deficit)	6,840	(953)

	$20,416	$11,118

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Period Ended June 30, 2021

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2020	111,429,532	$1	$48,453	$(48,551)	$(856)	$(953)

Other comprehensive loss	-	-	-	-	(345)	(345)

Issuance of shares to atai Life Sciences (net of transaction costs of $297) (note 11)	37,300,000	-	8,398	-	-	8,398

Issuance of warrants to atai Life Sciences (net of transaction costs of $125) (note 11)	-	-	3,526	-	-	3,526

Conversion of convertible notes (note 9)	1,048,229	-	321	-	-	321

Conversion of convertible debentures (note 8)	768,000	-	289	-	-	289

Stock-based compensation (note 11)	-	-	56	-	-	56

Net loss for the period	-	-	-	(4,452)	-	(4,452)

Balance - June 30, 2021	150,545,761	$1	$61,043	$(53,003)	$(1,201)	$6,840

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenues (note 12)	$162	$42	$448	$244

Total revenues	162	42	448	244

Expenses
Research and development expense	565	602	1,036	1,452
Manufacturing expenses	478	320	1,099	798
Selling, general and administrative expense	828	696	1,757	1,542
Depreciation of tangible assets	198	175	390	354

Total expenses	2,069	1,793	4,282	4,146

Operating loss	(1,907)	(1,751)	(3,834)	(3,902)

Finance and interest income (notes 9 and 8)	151	401	151	402

Financing and interest expense	(435)	(300)	(769)	(607)

Net financing and interest income (expense)	(284)	101	(618)	(205)

Net loss	(2,191)	(1,650)	(4,452)	(4,107)

Other comprehensive (loss) income
Foreign currency translation adjustment	(316)	70	(343)	(148)
Change in fair value	7	247	(2)	28

	(309)	317	(345)	(120)

Comprehensive loss	$(2,500)	$(1,333)	$(4,797)	$(4,227)

Basic and diluted weighted average number of shares outstanding	131,771,509	110,259,652	121,911,973	102,908,037

Basic and diluted loss per common share (note 15)	$(0.02)	$(0.01)	$(0.04)	$(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Funds (used) provided -

Operating activities

Net loss	$(2,191)	$(1,650)	$(4,452)	$(4,107)
Depreciation of tangible assets	198	175	390	354
Stock-based compensation	25	53	56	124
Accretion expense	126	147	264	293
DSU expense	262	32	377	(143)
Gain on debt extinguishment (notes 9 and 8)	(151)	(401)	(151)	(401)
Lease non-cash expense	1	1	2	2
	(1,730)	(1,643)	(3,514)	(3,878)
Changes in non-cash items related to operations:
Accounts receivable	(142)	45	(258)	1
Prepaid expenses	91	5	87	30
Investment tax credits receivable	(74)	(53)	(146)	(92)
Contract asset	-	-	354	-
Inventory	-	(6)	126	(6)
Security deposits	-	(4)	206	(4)
Accounts payable and accrued liabilities	(32)	116	(189)	241
Deferred revenues	(14)	-	(36)	-
Net change in non-cash items related to operations	(171)	103	144	170
Net cash used in operating activities	(1,901)	(1,540)	(3,370)	(3,708)

Financing activities
Repayment of term loans	-	45	(737)	(118)
Issuance of loan	500	-	2,500	-
Finance lease payments	(4)	-	(10)	-
Proceeds from issuance of shares	12,346	-	12,346	5,564
Transaction costs of share issuance	(422)	-	(422)	(320)
Transaction costs of debt extinguishment	(29)	(69)	(29)	(69)
Net cash provided by (used in) financing activities	12,391	(24)	13,648	5,057

Investing activities
Additions to leasehold improvements and equipment	(10)	(24)	(22)	(81)
Redemption of short-term investments	407	1,450	1,034	2,031
Acquisition of short-term investments	(6,000)	-	(6,000)	(4,532)
Net cash (used in) provided by investing activities	(5,603)	1,426	(4,988)	(2,582)

Increase (decrease) in cash	4,887	(138)	5,290	(1,233)

Effect of foreign exchange on cash	(338)	(83)	(374)	35

Cash

Beginning of period	1,572	355	1,205	1,332

End of period	$6,121	$134	$6,121	$134

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements

June 30, 2021

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2020. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

2.    Significant Accounting Policies (Cont'd)

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

Product revenue

The Company recognizes revenue from the sale of its products when the following conditions are met: delivery has occurred; the price is fixed or determinable; the collectability is reasonably assured and persuasive evidence of an arrangement exists.

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

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

2. Significant Accounting Policies (Cont'd)

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

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured as the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's secured incremental borrowing rate for the same term as the underlying lease.

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

2.      Significant Accounting Policies (Cont'd)

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

Adoption of accounting policies

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

2. Significant Accounting Policies (Cont'd)

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

3. Inventory

Inventory as at June 30, 2021 consisted of raw materials in the amount of $121 thousand (2020: $244 thousand).

4.      Leasehold Improvements and Equipment

			June 30, 2021	December 31, 2020
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,964	$1,383	$3,581	$3,624
Laboratory and office equipment	1,450	1,065	385	416
Computer equipment	143	108	35	33
Leasehold improvements	3,517	1,867	1,650	1,778

	$10,074	$4,423	$5,651	$5,851

From the balance of manufacturing equipment, an amount of $1,874 thousand (2020: $1,824 thousand) represents assets which are still under construction as at June 30, 2021 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

5. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($61 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($343 thousand).

6. Loan Payable

 atai Life Sciences ("atai") has granted to the Company a secured loan in the initial amount of $2,000,000, bearing interest at 8%.  An additional advance in the amount of $500,000 was also granted in May 2021. Together with the initial amount of $2,000,000, atai has granted a total amount of $2,500,000 to the Company. The maturity date of this loan will be following the business day after the first closing of the first subscription for Additional Units (note 11) if the proceeds from such subscription amount to at least $3,000,000 in the aggregate. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.  The loan bears interest at 8%. The interest for the six-month period ended June 30, 2021 amounts to $55,000 and is recorded in financing and interest expense

7.  Long-term Debt

The components of the Company's debt are as follows:

	June 30, 2021 $	December 31, 2020 $

Term loan facility	-	732
Total debt	-	732

Less: current portion	-	561

Total long-term debt	-	171

The Company's term loan facility consisted of a total of CAD$4 million ($3.23 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($50 thousand).

The term loan was repaid in full during the six-month period ended June 30, 2021.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

8. Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,517,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,517,000) of Debentures at a price of CAD$1,000 ($807) per Debenture. The Debentures had a maturity date of June 30, 2020 and interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($1.09) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($807) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($615,000).

Together with the principal amount of CAD$6,838,000 ($5,517,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,132,000) of Debentures at a price of CAD$1,000 ($807) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.09) to CAD$0.50 ($0.40). This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.

The components of the convertible debentures are as follows:

	June 30, 2021	December 31, 2020

Face value of the convertible debentures	$5,274	$5,418
Transaction costs	(76)	(74)
Accretion	239	117
Convertible debentures	$5,437	$5,461

The convertible debentures have been recorded as a liability. The accretion expense for the six-month period ended June 30, 2021 amounts to CAD$147,000 ($118,000), compared to CAD$249,000 ($182,000) for the comparative period in 2020.

During the six-month period ended June 30, 2021, CAD$384,000 ($311,000) of convertible debentures were converted into 768,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $289 thousand.

The interest accrued on the convertible debentures for the six-month period ended June 30, 2021 amounts to CAD$289 thousand ($232 thousand) and is recorded in financing and interest expense. The interest on the convertible debentures amounted to CAD$303 thousand ($222 thousand) for the six-month period ended June 30, 2020.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

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

Each Unit is comprised of (i) 7,940 common shares of the Corporation ("Common Shares"), (ii) a $5,000 convertible 6% note (a "Note"), and (iii) 7,690 warrants to purchase common shares of the Corporation ("Warrants"). Each Note bears interest at a rate of 6% (payable quarterly, in arrears, with the first payment being due on September 1, 2018), matured on June 1, 2021 and is convertible into Common Shares at a conversion price of $0.80 per Common Share. Each Warrant entitled its holder to purchase one Common Share at a price of $0.80 per Common Share until June 1, 2021.

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

On May 19, 2021, the noteholders approved the amendment of the terms of the convertible notes.  The maturity date of the convertible notes was extended from June 1, 2021 to October 31, 2024, the interest rate of the notes increased from 6% to 8%, and the conversion price was reduced from $0.80 to $0.44. These amendments were accounted for as an extinguishment and the notes were re-measured at fair value on June 1, 2021.  This re-measurement resulted in a gain on extinguishment in the amount of $151,000 recognized in finance and interest income.

The components of the convertible notes subsequent to the amendments are as follows:

June 30, 2021
Face value of the convertible notes	$1,182
Transaction costs	(29)
Accretion	4
Convertible notes	$1,157

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

9. Convertible Notes (Cont'd)

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $29 thousand were recorded against the liability.  The accretion expense for the six-month period ended June 30, 2021 amounts to $118,000 (2020: $109,000).

During the six-month period ended June 30, 2021, $295,000 of convertible notes were converted into 670,452 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $262 thousand.

The interest on the convertible notes for the six-month period ended June 30, 2021 amounts to $51,000 and is recorded in financing and interest expense (2020: $48,000).

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

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand  were recorded against the liability.  The accretion expense for the six-month period ended June 30, 2021 amounts to $28,000 (2020: $Nil).  The warrants have been recorded as equity.

During the six-month period ended June 30, 2021, $68,000 of convertible notes were converted into 377,777 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $59 thousand.

The components of the convertible notes are as follows:

	June 30, 2021	December 31, 2020

Attributed value of net proceeds to convertible notes	$1,435	$1,494
Accretion	39	11
Convertible note	1,474	$1,505

        The interest on the convertible notes for the six-month period ended June 30, 2021 amounts to $70,000 (2020: $Nil) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

10. Capital Stock

	June 30, 2021	December 31, 2020
Authorized -
450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
150,545,761 (December 31, 2020 - 111,429,532) common shares	$1	$1

On May 11, 2021, the shareholders approved a resolution to amend IntelGenx's Certificate of Incorporation to increase the total number of shares of common stock that IntelGenx is authorized to issue from 200,000,000 shares to 450,000,000 shares

11. Additional Paid-In Capital

atai Life Sciences

On May 11, 2021, the Company announced that a significant majority of its shareholders had approved the resolution approving the previously announced investment in IntelGenx by atai Life Sciences, pursuant to which atai acquired an approximate 25% interest in IntelGenx.

On May 14, 2021, the Company reported that the previously announced $12,346,300 investment in IntelGenx by atai Life Sciences had been completed.  As a result of the investment, atai now holds approximately 25% of the issued and outstanding common stock of IntelGenx.

Under the securities purchase agreement, atai purchased Initial Units composed of 37,300,000 shares of common stock of the Company and 22,380,000 warrants for aggregate gross proceeds of $12,346,300. Each warrant will entitle atai to purchase one share at a price of $0.35 for a period of three years from closing of the initial investment.

The proceeds of the transaction are attributed to equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Common stock	$8,695	$297	$8,398
Warrants	3,651	125	3,526
	$12,346	$422	$11,924

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

11. Additional Paid-In Capital (Cont'd)

The securities purchase agreement also provides atai with the right to subscribe (in cash, or in certain circumstances, atai equity) for up to 130,000,000 additional units for a period of three years from the closing of the initial investment. Each additional unit will be comprised of (i) one share of common stock and (ii) one half of one warrant. The price for the additional units will be (i) until the date which is 12 months following the closing, $0.331 (subject to certain exceptions), and (ii) following the date which is 12 months following the closing, the lower of (A) a 20% premium to the market price on the date of purchase, and (B) $0.50 if purchased in the second year following closing and $0.75 if purchased in third year following closing. Each additional warrant will entitle atai, for a period of three years from the date of issuance, to purchase one share at the lesser of either (i) a 20% premium to the price of the corresponding additional share, or (ii) the price per share under which shares of the Company are issued under convertible instruments that were outstanding on February 16, 2021, the date on which the parties entered into a non-binding letter of intent to enter into a definitive securities purchase agreement, provided that atai may not exercise additional warrants to purchase more than the lesser of 44,000,000 common shares of the Company, and the number of common shares issued by the Company under outstanding convertibles.

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

No options were granted during the six-month period ended June 30, 2020.  No stock options were exercised during the six-month periods ended June 30, 2021 and 2020.

Compensation expenses for stock-based compensation of $56 thousand and $124 thousand were recorded during the six-month periods ended June 30, 2021 and 2020, respectively. An amount of $56 thousand (2020 - $100 thousand) expensed in the six-month period ended June 30, 2021 relates to stock options granted to employees and an amount of $Nil (2020 - $24 thousand) relates to stock options granted to consultants.  As at June 30, 2021, the Company has $141 thousand (2020 - $33 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the six-month periods ended June 30, 2021 and 2020.

Deferred Share Units ("DSUs")

On May 19, 2021, 390,625 DSUs have been granted under the DSU Plan, accordingly, an amount of $207 thousand has been recognized in general and administrative expenses.

No DSUs were granted during the six-month period ended June 30, 2020.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the six-month periods ended June 30, 2021 and 2020.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

12. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	June 30, 2021	June 30, 2020

Research and development agreements	$286	$244
Product revenue	162	-
	$448	$244

The following table presents our revenues disaggregated by timing of recognition:

	June 30, 2021	June 30, 2020
(in U.S. $ thousands)
Product and services transferred at point in time	$162	$202
Products and services transferred over time	286	42
	$448	$244

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	June 30, 2021	June 30, 2020

Europe	$321	244
Canada	127	-
	$448	$244

Remaining performance obligations

As at June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,515 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,560 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements June 30, 2021 (Expressed in U.S. Funds) (Unaudited)

13.   Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the six-month period ended June 30, 2021 included in general and administrative expenses is $81 thousand. The cash outflows from operating leases for the six-month period ended June 30, 2021 was $67 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at June 30, 2021 were 4.7 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at June 30, 2021 to the operating lease liabilities recorded on the balance sheet

Operating Leases

2021	$80
2022	163
2023	165
2024	169
2025	169
Thereafter	28
Total undiscounted lease payments	774
Less: Interest	181
Present value of lease liabilities	$593

Current portion of operating lease liability	$148
Operating lease liability	$445

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the six-month period ended June 30, 2021 was $10 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at    June 30, 2021 were 3.4 years and 6.43%, respectively.

13.    Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as June lease liabilities recorded on the balance sheet:

Finance Leases

2021	$16
2022	32
2023	32
2024	30
Total undiscounted lease payments	110
Less: Interest	11
Present value of lease liabilities	$99

Current portion of finance lease liability	$27
Finance lease liability	$72

14. Related Party Transactions

Included in management salaries for the six-month period ended June 30, 2021 are $7 thousand (2020 - $19) for options granted to the Chief Executive Officer, $7 thousand (2020 - $19 thousand) for options granted to the President and Chief Financial Officer, $8 (2020 - $19) for options granted to the Vice President, Operations, $3 thousand (2020 - $9 thousand) for options granted to the Vice-President, Research and Development, $3 thousand (2020 - $9 thousand) for options granted to Vice-President, Business and Corporate Development and $9 thousand (2020 - $1 thousand) for options granted to the Vice-President, Intellectual Property and Legal Affairs under the 2016 Stock Option Plan.

Also included general and administrative expense for the six-month period ended June 30, 2021 are director fees of $144 thousand (2020 - $116 thousand) and DSU expense of $377 thousand (2020: DSU recovery of $143 thousand).

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

16.   Subsequent Event

On July 27, 2021, the Company announced that it had received subscriptions from investors in the United States for $2.1 million principal amount of 8% convertible notes due July 31, 2025 (the "Notes"). The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company (the "Shares") beginning 6 months after their issuance at a price of $0.40 per Share. The offering of the Notes (the "Offering") is subject to the approval of the TSX Venture Exchange, receiving an exemption from the prospectus requirement from the Autorit des  marchés  financiers, and other customary closing conditions. The Offering is expected to close on or about July 30, 2021.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of

Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the six-month period ended June 30, 2021 and 2020.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2020. In preparing this MD&A, we have taken into account information available to us up to August 4, 2021, the date of this MD&A, unless otherwise indicated.

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

Psychedelic Regulatory Disclosure

Canada

In Canada, oversight of healthcare is divided between the federal and provincial governments. The federal government is responsible for regulating, among other things, the approval, import, sale, and marketing of controlled substances, whether natural or novel. The provincial/territorial level of government has authority over the delivery of health care services, including regulating health facilities, administering health insurance plans such as the Ontario Health Insurance Plan, distributing prescription drugs within the province, and regulating health professionals such as doctors, psychologists, psychotherapists and nurse practitioners. Regulation is generally overseen by various colleges formed for that purpose, such as the College of Physicians and Surgeons of Ontario.

Certain psychoactive compounds, such as psilocybin, are considered controlled substances under Schedule III of the Controlled Drugs and Substances Act (Canada) (the "CDSA"). The production, possession, sale and distribution of controlled substances is prohibited unless specifically permitted by the government. Notwithstanding the prohibitions on various activities with respect to controlled substances that are set out in the CDSA, there are several avenues through which one can be legally permitted to conduct otherwise-prohibited activities with controlled substances.

For instance, in order to conduct certain kinds of scientific research, including pre-clinical and clinical trials, using controlled substances (including various psychoactive compounds), an exemption granted by the Minister of Health under Section 56 of the CDSA (a "Section 56 Exemption") is required. This exemption allows the person to whom the Section 56 Exemption was issued to perform the activities specified in the Section 56 Exemption in relation to the controlled substance(s) specified in the Section 56 Exemption without being subject to the corresponding restrictions set out in the CDSA. Section 56 Exemptions may be granted by the Minister of Health to individual persons or to particular classes of persons, but only for medical purposes, scientific purposes, or where it is in the public interest.

Additionally, dealer's licences may be applied for and obtained pursuant to various regulations existing under the CDSA. Dealer's licences can authorize the holders thereof (also known as licensed dealers) to possess, produce, assemble, sell, provide, transport, send, deliver, import and/or export one or more controlled substances. Licensed dealers are permitted to engage in all activities that are expressly set out in their respective licences. With respect to psychedelic substances, the primary regulations pursuant to which a person may obtain the appropriate dealer's licence are Part J of the Food and Drug Regulations (Canada)-which applies to "restricted drugs" such as psilocin and psilocybin-and the Narcotic Control Regulations (Canada)-which applies to "narcotics" such as ketamine. In order to receive a dealer's licence, a party must meet all regulatory requirements mandated by the applicable regulations, including (without limitation) having sufficiently secure facilities and other physical infrastructure, and all requisite personnel (e.g., a senior person in charge; a qualified person in charge) that possess the necessary qualifications set out under the applicable regulations.

The Company currently holds a dealer's licence, as issued pursuant to the CDSA, which authorizes the Company to possess, sell, supply, send, transport and deliver various controlled substances, including, among others, 2,2'-bisnaloxone, fentanyl, N,N-dimethyltryptamine, oxycodone, pseudobuprenorphine, psilocin, psilocybin and thebaine. The Company may, from the time to time, apply for approval to perform additional activities under its dealer's licence and/or to perform such activities in relation to additional controlled substances.

United States

In the United States, the Food and Drug Administration ("FDA") and other federal, state, local and foreign regulatory agencies impose substantial requirements upon the clinical development, approval, labeling, manufacture, marketing and distribution of drug products. These agencies regulate, among other things, research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of any prescription drug product candidates or commercial products. The regulatory approval process is generally lengthy and expensive, with no guarantee of a positive result. Moreover, failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, injunctive relief including partial or total suspension of production, or withdrawal of a product from the market. The Company's commercial partners will be responsible for filing the necessary regulatory applications such as Investigational New Drug ("IND") with the FDA following the development by the Company of a prototype containing the psychedelic compound.

Psychoactive compounds such as psilocybin and psilocin, are strictly controlled under the federal Controlled Substances Act, 21 U.S.C. §801, et. seq. (the "CSA") as Schedule I substances. Schedule I substances by definition have no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision, and a high potential for abuse. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. Anyone wishing to conduct research on substances listed in Schedule I under the CSA must register with the U.S. Drug Enforcement Administration ("DEA"), and obtain DEA approval of the research proposal.

Please see Description of the Business - Research and Development for additional information concerning the regulation applicable to the process required before prescription drug product candidates may be marketed in the United States.

The FDA also regulates the formulation, manufacturing, preparation, packaging, labeling, holding, and distribution of foods, drugs and dietary supplements under the Federal Food, Drug, and Cosmetic Act ("FFDCA") and the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). "Dietary supplements" are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient, when used under the conditions recommended or suggested in the labeling of the dietary supplement, "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that the Company may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.

The DSHEA revised the provisions of the FFDCA concerning the composition and labeling of dietary supplement ingredients and products. Under the DSHEA, dietary supplement labeling must include the statement of identity (name of the dietary supplement), the net quantity of contents statement (amount of the dietary supplement), the nutrition labeling, the ingredient list, and the name and place of business of the manufacturer, packer, or distributor. The DSHEA also states that dietary supplements may display "statements of nutritional support," provided certain requirements are met. Such statements must be submitted to the FDA within 30 days of first use in marketing and must be accompanied by a label disclosure that "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. Any statement of nutritional support the Company makes in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA were to determine that a particular statement of nutritional support was an unacceptable drug claim or an unauthorized version of a health claim about disease risk reduction for a food product, or if the FDA were to determine that a particular claim was not adequately supported by existing scientific data or was false or misleading, the Company would be prevented from using that claim. In addition, the FDA deems promotional and internet materials as labeling; therefore, the Company's promotional and internet materials must comply with FDA requirements and could be the subject of regulatory action by the FDA, or by the Federal Trade Commission (the "FTC") if that agency or other governmental authorities, reviewing the materials as advertising, considers the materials false and misleading.

U.S. laws also require recordkeeping and reporting to the FDA of all serious adverse events involving dietary supplements products. The Company will need to comply with such recordkeeping and reporting requirements, and implement procedures governing adverse event identification, investigation and reporting. As a result of reported adverse events, health and safety risks or violations of applicable laws and regulations, the Company may from time to time elect, or be required, to recall, withdraw or remove a product from a market, either temporarily or permanently.

The Company's expected nutraceutical products may be considered "food" and must be labeled as such. Within the U.S., this category of products is subject to the federal Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients in conventional foods must either be generally recognized as safe by experts for the purposes to which they are put in foods, or be approved as food additives under FDA regulations. If the Company's expected nutraceutical products were regulated as foods, it would be required to comply with the Federal Food Safety & Modernization Act and applicable regulations. The Company would be required to provide foreign supplier certifications evidencing the Company's compliance with FDA requirements.

The FDA has broad authority to enforce the provisions of the FFDCA applicable to foods, drugs, dietary supplements, and cosmetics, including powers to issue a public warning letter to a company, to publicize information about illegal or harmful products, to request a recall of products from the market, and to request the United States Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U. S. courts. The Company could be subject to fines and penalties, including under administrative, civil and criminal laws for violating U.S. laws and regulations, and the Company's expected nutraceutical products could be banned or subject to recall from the marketplace. The Company could also be subject to possible business and consumer claims under applicable statutory, product liability and common laws.

The FTC will exercise jurisdiction over the advertising of the Company's expected nutraceutical products in the United States. The FTC has in the past instituted enforcement actions against several dietary supplement and food companies and against manufacturers of dietary supplement products, including for false and misleading advertising, label claims or product promotional claims. In addition, the FTC has increased its scrutiny of the use of testimonials, which the Company may utilize, as well as the role of endorsements and product clinical studies. The Company cannot be sure that the FTC, or comparable foreign agencies, will not question the Company's advertising, product claims, promotional materials or other operations in the future. The FTC has broad authority to enforce its laws and regulations, including the ability to institute enforcement actions that could result in recall actions, consent decrees, injunctions, and civil and criminal penalties by the companies involved. Failure to comply with the FTC's laws and regulations could impair the Company's ability to market the Company's expected nutraceutical products.

The Company will also be subject to regulation under various state and local laws, ordinances and regulations that include provisions governing, among other things, the registration, formulation, manufacturing, packaging, labeling, advertising, sale and distribution of foods and dietary supplements. In addition, in the future, the Company may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign governmental authorities, to the repeal of laws or regulations that the Company considers favorable, or to more stringent interpretations of current laws or regulations. In the future, the Company believes that the dietary supplement industry will likely face increased scrutiny from federal, state and local governmental authorities. It is difficult to predict the effect future laws, regulations, repeals or interpretations will have on the Company's business. However, such changes could require the reformulation of products, recalls or discontinuance of products, additional administrative requirements, revised or additional labeling, increased scientific substantiation or other requirements. Any such changes could have a material adverse effect on the Company's business or financial performance.

Research and Development - Psychedelics

Canada

Prescription Drugs in Canada

If and as permitted by applicable law, the Company intends to manufacture prescription drugs with which it is authorized to deal pursuant to its dealer's licence. The process required before a prescription drug product candidate may be marketed in Canada generally involves:

Chemical and Biological Research - Laboratory tests are carried out on tissue cultures and with a variety of small animals to determine the effects of the drug. If the results are promising, the manufacturer will proceed to the next step of development.

Pre-Clinical Development - Animals are given the drug in varying amounts over differing periods of time. If it can be shown that the drug causes no serious or unexpected harm at the doses required to have an effect, the manufacturer will proceed to clinical trials.

Clinical Trials - Phase I - The first administration in humans is to test if people can tolerate the drug. If this testing is to take place in Canada, the manufacturer must prepare a clinical trial application for the Therapeutic Products Directorate of Health Canada (the "TPD"). This includes the results of the first two steps and a proposal for testing in humans. If the information is sufficient, the Health Products and Food Branch of Health Canada (the "HPFB") grants permission to start testing the drug, generally first on healthy volunteers.

Clinical Trials - Phase II - Phase II trials are carried out on people with the target condition, who are usually otherwise healthy, with no other medical condition. Trials carried out in Canada must be approved by the TPD. In phase II, the objective of the trials is to continue to gather information on the safety of the drug and begin to determine its effectiveness.

Clinical Trials - Phase III - If the results from phase II show promise, the manufacturer provides an updated clinical trial application to the TPD for phase III trials. The objectives of phase III include determining whether the drug can be shown to be effective, and have an acceptable side effect profile, in people who better represent the general population. Further information will also be obtained on how the drug should be used, the optimal dosage regimen and the possible side effects.

New Drug Submission - If the results from phase III continue to be favourable, the drug manufacturer can submit a new drug submission ("NDS") to the TPD. A drug manufacturer can submit an NDS regardless of whether the clinical trials were carried out in Canada. The TPD reviews all the information gathered during the development of the drug and assesses the risks and benefits of the drug. If it is judged that, for a specific patient population and specific conditions of use, the benefits of the drug outweigh the known risks, the HPFB will approve the drug by issuing a notice of compliance.

United States

The process required before a prescription drug product candidate may be marketed in the United States generally involves:

  completion of extensive non-clinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA's Good Laboratory and/or Manufacturing Practice regulations;
  submission to the FDA of an IND, which must become effective before human clinical trials may begin;
  approval by an institutional review board or independent ethics committee at each clinical trial site before each trial may be initiated;
  for some products, performance of adequate and well-controlled human clinical trials in accordance with the FDA's regulations, including Good Clinical Practices, to establish the safety and efficacy of the prescription drug product candidate for each proposed indication;
  submission to the FDA of a New Drug Application ("NDA"); and
  FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and the Company cannot be certain that any approvals for its prescription drug product candidates will be granted on a timely basis, if at all.

Non-clinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals and other animal studies. The results of non-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. Some non-clinical testing may continue even after an IND is submitted. The IND also includes one or more protocols for the initial clinical trial or trials and an investigator's brochure. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to the proposed clinical trials as outlined in the IND and places the clinical trial on a clinical hold. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns or questions before any clinical trials can begin. Clinical trial holds also may be imposed at any time before or during studies due to safety concerns or non-compliance with regulatory requirements.

An independent institutional review board ("IRB"), at each of the clinical centers proposing to conduct the clinical trial, must review and approve the plan for any clinical trial before it commences at that center. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the consent form signed by the trial participants and must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries.

The Company's commercial partners may plan to seek orphan drug designation for certain indications qualified for such designation. The U.S., E.U. and other jurisdictions may grant orphan drug designation to drugs intended to treat a "rare disease or condition." Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for a period of seven years in the U.S. Orphan drug designation does not prevent competitors from developing or marketing different drugs for the same indication or the same drug for different indications. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the development, review and approval process. However, this designation provides an exemption from marketing and authorization (NDA) fees.

The FDA offers a number of regulatory mechanisms that provide expedited or accelerated approval procedures for selected drugs and indications which are designed to address unmet medical needs in the treatment of serious or life threatening diseases or conditions. These include programs such as Breakthrough Therapy designations, Fast Track designations, Priority Review and Accelerated Approval, which the Company may need to rely upon in order to receive timely approval or to be competitive.

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, and complying with promotion and advertising requirements. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including phase IV clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including current Good Manufacturing Practices, which impose certain procedural and documentation requirements. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a risk evaluation and mitigation strategy.

Controlled Substances

In the United States, the possession and sale of psychedelic and hallucinogenic products are illegal under federal, state, and local laws and regulations. Many psychedelic substances, such as psilocybin, are strictly controlled under the CSA as Schedule I substances. The CSA and its implementing regulations establish a "closed system" of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

Facilities that research, manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA's estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

Individual U.S. states also establish and maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on the Company's business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Most recent key developments

On May 11, 2021, the Company announced that a significant majority of its shareholders had approved the resolution approving the previously announced investment in IntelGenx by atai Life Sciences, pursuant to which atai acquired an approximate 25% interest in IntelGenx.  The resolution was approved by 96.6% of the votes cast by shareholders present or represented by proxy at the virtual annual meeting of shareholders. At the meeting, shareholders also approved a resolution to amend IntelGenx's Certificate of Incorporation to increase the total number of shares of common stock that IntelGenx is authorized to issue from 200,000,000 shares to 450,000,000 shares.

On May 12, 2021, the Company announced that it entered into a second feasibility agreement with atai Life Sciences for the development of novel formulations of Salvinorin A, a naturally occurring psychedelic compound being developed for the treatment of treatment-resistant depression and other indications.  Under the terms of the SFA, IntelGenx will conduct formulation development work to provide a prototype to atai for further clinical investigation.

On May 14, 2021, the Company reported that the previously announced US$12,346,300 investment in IntelGenx by atai Life Sciences had been completed. As a result of the investment, atai now holds approximately 25% of the issued and outstanding common stock of IntelGenx.

On May 19, 2021, the Company announced that the holders of its 6.0% convertible unsecured promissory notes due June 1, 2021, originally issued by private placement on May 8, 2018, had, by written consent in accordance with the terms of the Notes, approved proposed amendments to the Notes. As a result, (i) the maturity date of the U.S.$1,600,000 principal amount of Notes has been extended from June 1, 2021 to October 31, 2024, (ii) the interest rate on the Notes has increased from 6% to 8%, (iii) the conversion ratio for conversions at the option of Noteholders has changed from 6,250 fully paid and non-assessable shares of common stock for each U.S.$5,000 aggregate principal amount of the Notes then outstanding to 11,363 fully paid and non-assessable shares of common stock for each U.S.$5,000 aggregate principal amount of the Notes then outstanding, effectively representing a reduction of the conversion price from U.S.$0.80 to U.S.$0.44, and (iv) the trigger price for a conversion at the option of IntelGenx has been reduced from U.S.$1.40 or greater for 20 consecutive trading days to U.S.$0.88 or greater for 20 consecutive trading days.

On June 08, 2021, the Company announced that it entered into a Materials Transfer Agreement with an undisclosed global veterinary health company.  Pursuant to the Agreement, the Partner will evaluate IntelGenx's proprietary VetaFilm™ platform in cats. Based on a successful evaluation, IntelGenx and the Partner will enter into negotiations for a commercial agreement in the veterinary field.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2021 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $1,201 primarily due to the fluctuations in the rates used to prepare our financial statements, $343 of which negatively impacted our comprehensive loss for the six-month period ended June 30, 2021. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period ended June 30,		Six-month period ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Comprehensive loss	(2,500)	(1,333)	(4,797)	(4,227)
Add (deduct):
Depreciation	198	175	390	354
Finance costs	435	300	769	607
Finance income	(151)	(401)	(151)	(402)
Share-based compensation	25	53	56	124
Other comprehensive loss (income)	309	(317)	345	120

Adjusted EBITDA Loss	(1,684)	(1,523)	(3,388)	(3,424)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA (Loss) increased by $161 for the three-month period ended June 30, 2021 to ($1,684) compared to ($1,523) for the three-month period ended June 30, 2020. The increase in Adjusted EBITDA (Loss) of $161 for the three-month period ended June 30, 2021 is mainly attributable to an increase in SG&A expenses of $149 before consideration of stock-based compensation and an increase in manufacturing expenses of $165 before consideration of stock-based compensation, offset by a increase in revenues of $120 and a decrease in R&D expenses of $33 before consideration of stock-based compensation.

Adjusted EBITDA (Loss) improved by $36 for the six-month period ended June 30, 2021 to ($3,388) compared to ($3,424) for the six-month period ended June 30, 2020. The improvement in Adjusted EBITDA (Loss) of $36 for the six-month period ended June 30, 2021 is mainly attributable to a decrease in R&D expenses of $405 before consideration of stock-based compensation and an increase in revenues of $204, offset by an increase in SG&A expenses of $256 before consideration of stock-based compensation and an  increase in Manufacturing expenses of $317 before consideration of stock-based compensation.

Results of operations for the three-month and six-month periods ended June 30, 2021 compared with the three-month and six-month periods ended June 30, 2020.

	Three-month period ended June 30,		Six-month period ended June 30,
	2021	2020	2021	2020
Revenue	$162	$42	$448	244
Research and Development Expenses	565	602	1,036	1,452
Manufacturing expenses	478	320	1,099	798
Selling, General and Administrative Expenses	828	696	1,757	1,542
Depreciation of tangible assets	198	175	390	354
Operating loss	(1,907)	(1,751)	(3,834)	(3,902)
Net loss	(2,191)	(1,650)	(4,452)	(4,107)
Comprehensive loss	(2,500)	(1,333)	(4,797)	(4,227)

Revenue

Total revenues for the three-month period ended June 30, 2021 amounted to $162, representing an increase of $120 or 286% compared to $42 for the three-month period ended June 30, 2020.  Total revenues for the six-month period ended June 30, 2021 amounted to $448, representing an increase of $204 or 84% compared to $244 for the six-month period ended June 30, 2020.  The increase for the three-month period ended June 30, 2021 compared to the last year's corresponding period is mainly attributable to an increase in R&D revenues of $120. The increase for the six-month period ended June 30, 2021 compared to the last year's corresponding period is mainly attributable to an increase in Product revenues of $162 and R&D revenues of $42.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended June 30, 2021 amounted to $565, representing a decrease of $37 or 6%, compared to $602 for the three-month period ended June 30, 2020. R&D expenses for the six-month period ended June 30, 2021 amounted to $1,036, representing a decrease of $416 or 29%, compared to $1,452 for the six-month period ended June 30, 2020.

The decrease in R&D expenses for the three-month period ended June 30, 2021 is mainly attributable to  decreases in analytical costs of $73 and study costs of $66, and an increase in R&D investments tax credits of $28, offset by increases in salaries of $79, lab supplies of $26 and patents expenses of $21.  The increase in salary expense may be explained by the fact the Company received the Canada Emergency Wage Subsidy in 2020. The decrease in R&D expenses for the six-month period ended June 30, 2021 is mainly attributable to decreases in study costs of $185, lab supplies of $161, analytical costs of $70, consulting fees of $22 as well as an increase in R&D investment tax credits of $18, offset by an increase in R&D batch development expenses of $37.

In the three-month period ended June 30, 2021 we recorded estimated Research and Development Tax Credits of $64, compared with $37 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2021 we recorded estimated Research and Development Tax Credits of $128, compared with $110 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended June 30, 2021 amounted to $478, representing an increase of $158 or 49%, compared to $320 for the three-month period ended June 30, 2020. Manufacturing expenses for the six-month period ended June 30, 2021 amounted to $1,099 representing an increase of $301 or 38%, compared to $798 for the six-month period ended June 30, 2020.

The increase in Manufacturing expenses for the three-month period ended June 30, 2021 is mainly attributable to increases in salary expenses of $109,  supplies and consumables of $47, licenses of $9, and repairs and maintenance of $5, offset by a decrease in quality expenses of $17. The increase in Manufacturing expenses for the six-month period ended June 30, 2021 is mainly attributable to increases in supplies and consumables of $232 and salary expenses of $74.  The increase in salary expenses for the three-month and six-month periods can be explained by the fact the Company received the Canada Emergency Wage Subsidy in 2020.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended June 30, 2021 amounted to $828, representing an increase of $132 or 19%, compared to $696 for the three-month period ended June 30, 2020. SG&A expenses for the six-month period ended June 30, 2021 amounted to $1,757 representing an increase of $215 or 14%, compared to $1,542 for the six-month period ended June 30, 2020.

The increase in SG&A expenses for the three-month period ended June 30, 2021 is mainly attributable to increases in salaries and compensation expenses of $376 (mainly attributable to the issuance of new DSUs to the board members and the revaluation of previously issued DSUs which was caused by the increase in the Company's share price during the quarter), leasehold expenses of $85, and investor relations expenses of $10, offset by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency in the amount of $245 and a decrease in professional fees of $96. The increase in SG&A expenses for the six-month period ended June 30, 2021 is mainly attributable to increases in salaries and compensation expenses of $683 (mainly attributable to the issuance of new DSUs to the board members and the revaluation of previously issued DSUs which was caused by the increase in the Company's share price during the quarter) and leasehold expenses of $101, offset by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency in the amount of $397 and a decrease in professional fees of $174.  The increase in rent expense may be explained by the fact that the Company benefited from the Canadian rent relief program related to the COVID-19 pandemic in 2020.

Depreciation of tangible assets

In the three-month period ended June 30, 2021 we recorded an expense of $198 for the depreciation of tangible assets, compared with an expense of $175 for the same period of the previous year.  In the six-month period ended June 30, 2021 we recorded an expense of $390 for the depreciation of tangible assets, compared with an expense of $354 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2021 amounted to $25 compared to $53 for the three-month period ended June 30, 2020. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2021 amounted to $56 compared to $124 for the six-month period ended June 30, 2020.

We expensed approximately $25 in the three-month period ended June 30, 2021 for options granted to our employees in 2020 and 2021 under the 2016 Stock Option Plan and $Nil for options granted to a consultant, compared with $41 and $12, respectively that was expensed in the same period of the previous year.

We expensed approximately $56 in the six-month period ended June 30, 2021 for options granted to our employees in 2020 and 2021 under the 2016 Stock Option Plan and $Nil for options granted to a consultant in 2018, compared with $100 and $24, respectively that was expensed in the same period of the previous year.

There remains approximately $141 in stock-based compensation to be expensed in fiscal 2021 and 2022, all of which relates to the issuance of options to our employees during 2020 to 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	June 30, 2021	December 31, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current Assets	$13,838	$4,305	$9,533	221%
Leasehold improvements and Equipment, net	5,651	5,851	(200)	(3%)
Security Deposits	259	252	7	3%
Operating lease right-of-use asset	668	710	(42)	(6%)
Current Liabilities (excluding convertible notes)	4,991	2,882	2,109	73%
Long-term debt	-	171	(171)	(100%)
Convertible debentures	5,437	5,461	(24)	(1%)
Convertible notes	2,631	2,991	(360)	(12%)
Operating lease liability	445	482	(37)	(8%)
Finance lease liability	72	84	(12)	(14%)
Capital Stock	1	1	0	0%
Additional Paid-in-Capital	61,043	48,453	12,590	26%

Current assets

Current assets totaled $13,838 as at June 30, 2021 compared with $4,305 at December 31, 2020. The increase of $9,533 is mainly attributable to increases in cash of $4,916, short-term investments of $4,970, accounts receivable of $258, and investment tax credits receivable of $146, offset by decreases in prepaid expenses of $83, contract asset of $354, security deposits of $197, and inventory of $123.

Cash

Cash totaled $6,121 as at June 30, 2021 representing an increase of $4,916 compared with the balance of $1,205 as at December 31, 2020. The increase in cash on hand relates to net cash provided by financing activities of $13,648, offset by net cash used in operating activities of $3,370 and investing activities of $4,988 and a negative effect of foreign exchange of $374.

Accounts receivable

Accounts receivable totaled $518 as at June 30, 2021 representing an increase of $258 compared with the balance of $260 as at December 31, 2020. The main reason for the increase is related to the revenues accounted for as at June 30, 2021 offset by the collection in 2021 of revenues accounted for as at December 31, 2020.

Prepaid expenses

As at June 30, 2021 prepaid expenses totaled $79 compared with $162 as of December 31, 2020. The decrease in prepaid expenses is attributable to the expensing of advance payments made in December 2020 related to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $781 as at June 30, 2021 compared with $635 as at December 31, 2020. The increase is attributable to the accrual estimated and recorded for the first six months of 2021 and the fact that the 2019 amount was collected in the second half of 2021.

Leasehold improvements and equipment

As at June 30, 2021, the net book value of leasehold improvements and equipment amounted to $5,651, compared to $5,851 at December 31, 2020. In the six-month period ended June 30, 2021 additions to assets totaled $22 and mainly comprised of $13 for manufacturing equipment, $6 for computer equipment and $3 for lab and office equipment, and variation of foreign exchange fluctuation, offset by depreciation expense of $390.

Security deposit

A security deposit in the amount of CAD$300 ($242) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2021.  Security deposits in the amount of CAD$15 ($12) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at June 30, 2021.  Security deposit in the amount of CAD$260 ($210) for the term loan was also recorded as at June 30, 2021 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,182 as at June 30, 2021 compared with $1,989 as at December 31, 2020.

Loan payable

Loan payable totaled $2,500 as at June 30, 2021 compared with $Nil as at December 31, 2021.  atai has granted the Company a secured loan in the amount of $2,500, bearing interest at 8%. An amendment has been entered into at the initial closing of the atai investment under which the maturity date will be following the first closing of a subscription for additional units if the proceeds from such subscription amount to at least $3,000,000.  The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

Convertible debentures

Convertible debentures totaled $5,437 as at June 30, 2021 as compared to $5,461 as at December 31, 2020.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,132,000) of debentures at a price of CAD$1,000 ($807) per debenture in July 2017 and August 2017. On June 25, 2021, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2021 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.09) to CAD$0.50 ($0.40).  The convertible debentures have been recorded as a liability.

The accretion expense for the six-month period ended June 30, 2021 amounts to CAD$147,000 ($118,000) ((CAD$249,000, (182,000) in 2020)).  The interest on the convertible debentures as at June 30, 2021 amounts to CAD$289,000 ($232,000) compared to CAD$303,000 ($222,000) for the comparative period in 2020 and is recorded in Financing and interest expense.  A gain on debt extinguishment based on its present value calculation was recognized in finance and interest income in the amount of $401 in June 2020 which will be accreted until June 30, 2022.

Convertible notes

Convertible notes totaled $2,631 as at June 30, 2021 as compared to $2,991 as at December 31, 2020 out of which $1,486 was classified as short-term. The convertible notes have been recorded as a liability.

On May 19, 2021, the noteholders approved the amendment of the terms of the convertible notes.  The maturity date of the convertible notes was extended from June 1, 2021 to October 31, 2024, the interest rate of the notes increased from 6% to 8%, and the conversion price was reduced from $0.80 to $0.44. These amendments were accounted for as an extinguishment and the notes were re-measured at fair value on June 1, 2021.  This re-measurement resulted in a gain on extinguishment in the amount of $151,000 recognized in finance and interest income.

The accretion expense for the six-month period ended June 30, 2021 amounts to $146 compared to $109 for the comparative period in 2020.  The interest on the convertible notes for the six-month period ended June 30, 2021 amounts to $121 ($48 in 2020) and is recorded in Financing and interest expense.

Shareholders' equity

As at June 30, 2021 we had accumulated a deficit of $53,003 compared with an accumulated deficit of $48,551 as at December 31, 2020. Total assets amounted to $20,416 and shareholders' equity totaled $6,840 as at June 30, 2021, compared with total assets and shareholders' deficit of $11,118 and $953 respectively, as at December 31, 2020.

Capital stock

As at June 30, 2021 capital stock amounted to $1.505 (December 31, 2020: $1.114). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $61,043 as at June 30, 2021, as compared to $48,453 as at December 31, 2020. Additional paid in capital increased by $12,590 from which $8,398 was the value of the common stock issued to atai Life Sciences, $3,526 was the value of the warrants issued to atai, $321 was the value of the conversion of the convertible notes, $289 was the value of the conversion of the convertible debentures, and $56 from stock based compensation attributable to the amortization of stock options granted to employees.

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

Key items from the statement of cash flows

	June 30, 2021	June 30, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(3,370)	$(3,708)	$338	(9%)
Financing Activities	13,648	5,057	8,591	170%
Investing Activities	(4,988)	(2,582)	(2,406)	93%
Cash - end of period	6,121	134	5,987	4,468%

Statement of cash flows

Net cash used in operating activities was $3,370 for the six-month period ended June 30, 2021, compared to $3,708 for the six-month period ended June 30, 2020. For the six-month period ended June 30, 2021, net cash used by operating activities consisted of a net loss of $4,452 (2020: $4,107) before depreciation, accretion expense, stock-based compensation, DSU expense, gain on debt extinguishment and lease non-cash expense in the amount of $938 (2020: $229) and an increase in non-cash operating elements of working capital of $144 (2020: $170).

The net cash provided by financing activities was $13,648 for the six-month period ended June 30, 2021, compared to $5,057 in the same period of the previous year. An amount of $12,346 derives from the proceeds from the issuance of shares (2020: $5,564) and an amount of $2,500 derives from the issuance of a loan (2020: $Nil) offset by repayment of term loans for an amount of $737 (2020: $118), the transaction costs related to the issuance of shares of $422 (2020: $320) and the transaction costs related to the debt extinguishment of $29 (2020: $69).

Net cash used investing activities amounted to $4,988 for the six-month period ended June 30, 2021 compared to $2,582 in the same period of 2020. The net cash used in investing activities for the six-month period ended June 30, 2021 relates to the acquisition of short-term investments of $6,000 (2020: $4,532) and the purchase of leasehold improvements and equipment of $22 (2020: $81), offset by the redemption of short-term investments of $1,034 (2020: $2,031).

The balance of cash as at June 30, 2021 amounted to $6,121, compared to $134 as at June 30, 2020.

Subsequent Event

On July 27, 2021, the Company announced that it had received subscriptions from investors in the United States for $2.1 million principal amount of 8% convertible notes due July 31, 2025 (the "Notes"). The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company (the "Shares") beginning 6 months after their issuance at a price of $0.40 per Share. The offering of the Notes (the "Offering") is subject to the approval of the TSX Venture Exchange, receiving an exemption from the prospectus requirement from the Autorité des marchés financiers, and other customary closing conditions. The Offering is expected to close on or about July 30, 2021.

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

PART II

Item 1.  Legal Proceedings
   This Item is not applicable
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              This Item is not applicable.

Item 3.  Defaults Upon Senior Securities

              This Item is not applicable.

Item 4.  (Reserved)
Item 5.  Other Information

              This Item is not applicable.

Item 6.  Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1	Securities Purchase Agreement - Form of Additional Unit Warrant

Exhibit 10.2	Securities Purchase Agreement - Form of Additional Warrant Certificate

Exhibit 10.3	Securities Purchase Agreement - Form of Initial Warrant

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

Date: August 4, 2021	By:	/s/ Horst G. Zerbe
Dr. Horst G. Zerbe Chief Executive Officer and Director

Date: August 4, 2021	By:	/s/ Andre Godin
Andre Godin Principal Accounting Officer