Form 10-Q
period 2021-09-30
IntelGenx Technologies Corp.
filed 2021-11-12
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

153,345,208 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  November 9, 2021.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

September 30, 2021

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	September 30, 2021	December 31, 2020

Assets

Current
Cash	$6,019	$1,205
Short-term investments	6,013	1,038
Accounts receivable	1,162	260
Prepaid expenses	116	162
Investment tax credits receivable	407	635
Contract asset	-	354
Security deposits	204	407
Inventories (note 3)	68	244

Total current assets	13,989	4,305

Leasehold improvements and equipment, net (note 4)	5,348	5,851

Security deposits	252	252

Operating lease right-of-use-asset	1,050	710

Total assets	$20,639	$11,118

Liabilities

Current
Accounts payable and accrued liabilities	2,304	1,989
Current portion of long-term debt (note 6)	-	561
Current portion of operating lease liability (note 13)	248	141
Current portion of finance lease liability (note 13)	35	25
Deferred revenue	192	166
Convertible notes (note 8)	-	1,486
Convertible debentures (note 7)	5,317	-

Total current liabilities	8,096	4,368

Long-term debt (note 6)	2,500	171

Convertible notes (note 8)	3,965	1,505

Convertible debentures (note 7)	-	5,461

Operating lease liability (note 13)	691	482

Finance lease liability (note 13)	92	84

Deferred income tax liability	82	-

Total liabilities	15,426	12,071

Contingencies (note 16)

Subsequent event (note 17)

Shareholders' equity

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 150,627,761 shares issued and outstanding (2020: 111,429,532 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	61,589	48,453

Accumulated deficit	(55,005)	(48,551)

Accumulated other comprehensive loss	(1,372)	(856)

Total shareholders' equity (deficit)	5,213	(953)

	$20,639	$11,118

See accompanying notes

Approved on Behalf of the Board:

/s/    Bernd J. Melchers                 Director                                        /s/ Horst G. Zerbe                      Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Period Ended September 30, 2021

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2020	111,429,532	$1	$48,453	$(48,551)	$(856)	$(953)

Other comprehensive loss	-	-	-	-	(516)	(516)

Issuance of shares to atai Life Sciences (net of transaction costs of $297) (note 10)	37,300,000	-	8,398	-	-	8,398

Issuance of warrants to atai Life Sciences (net of transaction costs of $125) (note 10)	-	-	3,526	-	-	3,526

Agents' warrants issued (note 8)	-	-	164			164

Conversion of convertible notes (note 8)	1,048,229	-	321	-	-	321

Conversion of convertible debentures (note 7)	850,000	-	321	-	-	321

Stock-based compensation (note 10)	-	-	81	-	-	81

Beneficial conversion feature, net of a deferred income tax liability of $86	-	-	325	-	-	325

Net loss for the period	-	-	-	(6,454)	-	(6,454)

Balance - September 30, 2021	150,627,761	$1	$61,589	$(55,005)	$(1,372)	$5,213

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenues (note 12)	$593	$510	$1,041	$754

Total revenues	593	510	1,041	754

Expenses
Research and development expense	874	848	1,910	2,300
Manufacturing expenses	499	244	1,598	1,042
Selling, general and administrative expense	662	625	2,419	2,167
Depreciation of tangible assets	199	182	589	536

Total expenses	2,234	1,899	6,516	6,045

Operating loss	(1,641)	(1,389)	(5,475)	(5,291)

Finance and interest income (notes 8 and 7)	1	3	152	405

Financing and interest expense	(365)	(274)	(1,134)	(881)

Net financing and interest income (expense)	(364)	(271)	(982)	(476)

Loss before income taxes	(2,005)	(1,660)	(6,457)	(5,767)

Deferred income tax (note 11)	3	-	3	-

Net loss	(2,002)	(1,660)	(6,454)	(5,767)

Other comprehensive (loss) income

Foreign currency translation adjustment	(175)	40	(518)	(108)

Change in fair value	4	51	2	79

	(171)	91	(516)	(29)

Comprehensive loss	$(2,173)	$(1,569)	$(6,970)	$(5,796)

Basic and diluted weighted average number of shares outstanding	150,590,729	110,259,652	131,576,774	107,818,057

Basic and diluted loss per common share (note 15)	$(0.01)	$(0.01)	$(0.05)	$(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Funds (used) provided -

Operating activities

Net loss	$(2,002)	$(1,660)	$(6,454)	$(5,767)
Depreciation of tangible assets	199	182	589	536
Stock-based compensation	25	48	81	172
Accretion expense	106	114	370	407
DSU expense	(32)	(39)	345	(182)
Gain on debt extinguishment (notes 8 and 7)	-	-	(151)	(401)
Lease non-cash expense	13	(5)	15	(3)
Deferred income tax	(3)	-	(3)	-
	(1,694)	(1,360)	(5,208)	(5,238)
Changes in non-cash items related to operations:
Accounts receivable	(644)	(599)	(902)	(598)
Prepaid expenses	(37)	(57)	50	(27)
Investment tax credits receivable	374	(48)	228	(140)
Contract asset	-	-	354	-
Inventory	50	99	176	93
Security deposits	-	(1)	206	(5)
Accounts payable and accrued liabilities	165	222	(24)	463
Deferred revenues	63	195	27	195
Net change in non-cash items related to operations	(29)	(189)	115	(19)
Net cash used in operating activities	(1,723)	(1,549)	(5,093)	(5,257)

Financing activities
Repayment of term loans	-	(59)	(737)	(177)
Issuance of loan	-	-	2,500	-
Finance lease payments	(11)	-	(21)	-
Proceeds from issuance of shares	-	-	12,346	5,564
Transaction costs of share issuance	-	-	(422)	(320)
Transaction costs of debt extinguishment	-	-	(29)	(69)
Net proceeds from convertible notes	1,897	-	1,897	-
Transaction costs of convertible notes	(34)	-	(34)	-
Net cash provided by (used in) financing activities	1,852	(59)	15,500	4,998

Investing activities
Additions to leasehold improvements and equipment	(58)	(17)	(80)	(98)
Redemption of short-term investments	-	1,868	1,034	3,899
Acquisition of short-term investments	-	-	(6,000)	(4,532)
Net cash (used in) provided by investing activities	(58)	1,851	(5,046)	(731)

Increase (decrease) in cash	71	243	5,361	(990)

Effect of foreign exchange on cash	(173)	(40)	(547)	(5)

Cash

Beginning of period	6,121	134	1,205	1,332

End of period	$6,019	$337	$6,019	$337

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements

September 30, 2021

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

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

3.    Inventories

Inventory as at September 30, 2021 consisted of raw materials in the amount of $68 thousand (2020: $244 thousand).

4. Leasehold Improvements and Equipment

	Cost	Accumulated Depreciation	September 30, 2021 Net Carrying Amount	December 31, 2020 Net Carrying Amount

Manufacturing equipment	$4,813	$1,420	$3,393	$3,624
Laboratory and office equipment	1,458	1,061	397	416
Computer equipment	146	109	37	33
Leasehold improvements	3,422	1,901	1,521	1,778

	$9,839	$4,491	$5,348	$5,851

From the balance of manufacturing equipment, an amount of $1,823 thousand (2020: $1,824 thousand) represents assets which are still under construction as at September 30, 2021 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

5.     Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($59 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($334 thousand).

6. Long-Term Debt

atai Life Sciences ("atai") has granted to the Company a secured loan in the initial amount of $2,000,000, bearing interest at 8%. An additional advance for $500,000 was also granted in May 2021. Together with the initial amount of $2,000,000, atai has granted a total amount of $2,500,000 to the Company. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each. The new loans will be made in January 2022 and January 2023, respectively, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the nine-month period ended September 30, 2021 amounts to $105,000 and is recorded in financing and interest expense

The components of the Company's debt are as follows:

	September 30, 2021 $	December 31, 2020 $

Loan payable to atai	2,500	-
Term loan facility	-	732
Total debt	2,500	732

Less: current portion	-	561

Total long-term debt	2,500	171

The Company's term loan facility consisted of a total of CAD$4 million ($3.14 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($50 thousand).

The term loan was repaid in full during the nine-month period ended September 30, 2021.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,367,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,367,000) of Debentures at a price of CAD$1,000 ($785) per Debenture. The Debentures had a maturity date of June 30, 2020 and interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($1.06) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($785) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($598,000).

Together with the principal amount of CAD$6,838,000 ($5,367,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,965,000) of Debentures at a price of CAD$1,000 ($785) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.06) to CAD$0.50 ($0.39). This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.

The components of the convertible debentures are as follows:

	September 30, 2021	December 31, 2020

Face value of the convertible debentures	$5,100	$5,418
Transaction costs	(74)	(74)
Accretion	291	117
Convertible debentures	$5,317	$5,461

The convertible debentures have been recorded as a liability. The accretion expense for the nine-month period ended September 30, 2021 amounts to CAD$222,000 ($177,000), compared to CAD$320,000 ($236,000) for the comparative period in 2020.

During the nine-month period ended September 30, 2021, CAD$425,000 ($340,000) of convertible debentures were converted into 850,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $321 thousand.

The interest accrued on the convertible debentures for the nine-month period ended September 30, 2021 amounts to CAD$430 thousand ($344 thousand) and is recorded in financing and interest expense. The interest on the convertible debentures amounted to CAD$455 thousand ($336 thousand) for the nine-month period ended September 30, 2020.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

8. Convertible Notes

On August 5, 2021, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $2.1 million principal amount of 8% convertible notes due July 31, 2025. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.40 per Share. The Company intends to use the proceeds of the Offering for the Montelukast clinical program. In connection with the Offering, the Company paid to an agent a cash commission of approximately $199,525 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 613,000 common shares at a price of $0.40 per Share until August 4, 2023.

Management has determined the value of the agents' warrants to be $164,000.

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand  were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2021 amounts to $24,000 (2020: $Nil).  The warrants have been recorded as equity.  The Company recognized the value of the embedded beneficial conversion feature of $411 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes.

The components of the convertible notes are as follows:

September 30, 2021

Face value of the convertible notes	$2,101
Transaction costs	(403)
Accretion	24
Beneficial conversion feature	(411)
Convertible notes	$1,311

The interest on the convertible notes for the nine-month period ended September 30, 2021 amounts to $26,000 (2020: $Nil) and is recorded in financing and interest expense.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

8.     Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

September 30, 2021

Face value of the convertible notes	$1,182
Transaction costs	(29)
Accretion	13
Convertible notes	$1,166

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $29 thousand were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2021 amounts to $127,000 (2020: $171,000).

During the nine-month period ended September 30, 2021, $295,000 of convertible notes were converted into 670,452 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $262 thousand.

The interest on the convertible notes for the nine-month period ended September 30, 2021 amounts to $77,000 and is recorded in financing and interest expense (2020: $72,000).

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

8.    Convertible Notes (Cont'd)

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

The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand  were recorded against the liability.  The accretion expense for the nine-month period ended September 30, 2021 amounts to $41,000 (2020: $Nil).  The warrants have been recorded as equity.

During the nine-month period ended September 30, 2021, $68,000 of convertible notes were converted into 377,777 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $59 thousand.

The components of the convertible notes are as follows:

	September 30, 2021	December 31, 2020

Attributed value of net proceeds to convertible notes	$1,435	$1,494
Accretion	53	11
Convertible note	1,488	$1,505

The interest on the convertible notes for the nine-month period ended September 30, 2021 amounts to $104,000 (2020: $Nil) and is recorded in financing and interest expense.

9. Capital Stock

	September 30, 2021	December 31, 2020

Authorized -
450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -
150,627,761 (December 31, 2020 - 111,429,532) common shares	$1	$1

On May 11, 2021, the shareholders approved a resolution to amend IntelGenx's Certificate of Incorporation to increase the total number of shares of common stock that IntelGenx is authorized to issue from 200,000,000 shares to 450,000,000 shares.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital (Cont'd)

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

No stock options were exercised during the nine-month periods ended September 30, 2021 and 2020.

Compensation expenses for stock-based compensation of $81 thousand and $172 thousand were recorded during the nine-month periods ended September 30, 2021 and 2020, respectively. An amount of $81 thousand (2020 - $140 thousand) expensed in the nine-month period ended September 30, 2021 relates to stock options granted to employees and an amount of $Nil (2020 - $32 thousand) relates to stock options granted to consultants. As at September 30, 2021, the Company has $116 thousand (2020 - $33 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the nine-month periods ended September 30, 2021 and 2020.

Deferred Share Units ("DSUs")

On May 19, 2021, 390,625 DSUs have been granted under the DSU Plan, accordingly, an amount of $207 thousand has been recognized in general and administrative expenses. No DSUs were granted during the nine-month period ended September 30, 2020.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the nine-month periods ended September 30, 2021 and 2020.

11. Income Taxes

Deferred Income Taxes

The balance of deferred income taxes as at September 30, 2021 represents the tax effect of the convertible note arising from the difference between the convertible note's basis for accounting purposes and that for income tax purposes and it has been charged to additional paid-in capital. As the convertible note is repaid, the deferred tax liability will be charged to expenses.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

12. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:

	September 30, 2021	September 30, 2020

Research and development agreements	$489	$446

Product revenue	232	-

Sales milestone revenue	320	-

Licensing agreements	-	308
	$1,041	$754

The following table presents our revenues disaggregated by timing of recognition:

	September 30, 2021	September 30, 2020
(in U.S. $thousands)
Product and services transferred at point in time	$552	$509
Products and services transferred over time	489	245
	$1,041	$754

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	September 30, 2021	September 30, 2020

Europe	$816	$714

Canada	225	-

United States	-	40
	$1,041	$754

Remaining performance obligations

As at September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,608 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,557 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

13. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the nine-month period ended September 30, 2021 included in general and administrative expenses is $131 thousand. The cash outflows from operating leases for the nine-month period ended September 30, 2021 was $106 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at September 30, 2021 were 4.4 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at September 30, 2021 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2021	$77
2022	272
2023	276
2024	284
2025	284
Thereafter	47
Total undiscounted lease payments	1,240
Less: Interest	302
Present value of lease liabilities	$939

Current portion of operating lease liability	$248
Operating lease liability	$691

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the nine-month period ended September 30, 2021 was $21 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at September 30, 2021 were 3.3 years and 6.35%, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

13.    Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as at September 30, 2021 to lease liabilities recorded on the balance sheet:

Finance Leases

2021	$10
2022	43
2023	43
2024	40
2025	6
Total undiscounted lease payments	142
Less: Interest	15
Present value of lease liabilities	$127

Current portion of finance lease liability	$35
Finance lease liability	$92

14. Related Party Transactions

Included in management salaries for the nine-month period ended September 30, 2021 are $10 thousand (2020 - $19) for options granted to the Chief Executive Officer, $10 thousand (2020 - $50 thousand) for options granted to the President and Chief Financial Officer, $10 thousand (2020 - $24) for options granted to the Vice President, Operations, $5 thousand (2020 - $9 thousand) for options granted to the Vice-President, Research and Development, $5 thousand (2020 - $9 thousand) for options granted to Vice-President, Business and Corporate Development and $13 thousand (2020 - $1 thousand) for options granted to the Vice-President, Intellectual Property and Legal Affairs under the 2016 Stock Option Plan.

Also included in general and administrative expense for the nine-month period ended September 30, 2021 are director fees of $179 thousand (2020 - $175 thousand) and DSU expense of $345 thousand (2020: DSU recovery of $182 thousand).

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements September 30, 2021 (Expressed in U.S. Funds) (Unaudited)

16. Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying.  The sales tax assessments amount to $242,000 (including interest and penalties of $22,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $220,000 and net earnings would decrease by $220,000.

17. Subsequent Events

Subsequent to September 30, 2021, $240,000 of convertible notes were converted into 545,447 common shares at the option of the holders, and CAD$1,086,000 of convertible debentures were converted into 2,172,000 common shares at the option of the holders.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the nine-month period ended September 30, 2021 and 2020.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2020. In preparing this MD&A, we have taken into account information available to us up to November 11, 2021, the date of this MD&A, unless otherwise indicated.

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

Most recent key developments

On August 04, 2021, the Company announced the appointments of Srinivas G. Rao, M.D., Ph.D. and Frank Stegert to its Board of Directors. The appointments of the two new directors were made pursuant to the previously disclosed purchaser rights agreement by and between the Company and ATAI Life Sciences AG. With the appointments, the size of the Company's Board of Directors increased from six to eight.  Srinivas Rao has served as atai's Chief Scientific Officer since April 2019 and Frank Stegert has served as atai's Vice President, Investment Management and Operations since January 2021, having also served as a part-time consultant for atai prior to joining full-time. Dr. Rao has been assigned to the Compensation Committee of the Board and Mr. Stegert has been assigned to the Corporate Governance and Nominations Committee of the Board.  Each new director will serve until the 2022 annual meeting of the Corporation's stockholders and until his successor is duly elected and qualified.

On August 05, 2021, the Company announced the closing of an offering by way of private placement to certain investors in the United States of 8% convertible notes due July 31, 2025 for aggregate gross proceeds of approximately U.S.$2.1 million. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of U.S.$0.40 per Share.  The Company intends to use the proceeds of the Offering to finance its Montelukast study.  In connection with the Offering, the Company paid a cash commission of approximately U.S.$199,525 in the aggregate and issued non-transferable warrants to the agent, entitling the agent to purchase 613,000 Shares at a price of U.S.$0.40 per Share until August 4, 2023.

On September 07, 2021, the Company announced that Exeltis Healthcare S.L., its commercialization partner in the European Union for RIZAPORT®, launched the product in Spain. RIZAPORT represents the first VersaFilm®-based product to be launched in the global pharmaceutical market.

On September 15, 2021, the Company announced that its wholly-owned subsidiary, IntelGenx Corp., entered into an amended and restated secured loan agreement with atai Life Sciences pursuant to which atai has made two additional term loans available to IntelGenx Corp.in the amount of U.S.$3,000,000 each which will mature on January 5, 2024. The New Loans will be made on January 7, 2022 and January 6, 2023, respectively, subject to the satisfaction of customary conditions. The Loan Agreement also extended the maturity date for the current loans, in an aggregate amount of U.S. $2,500,000, to January 5, 2024. The obligations under the New Loans are guaranteed by the Company.

On September 29, 2021, the Company announced that its co-development and commercialization partner for Tadalafil oral films for the treatment of erectile dysfunction and benign prostatic hyperplasia, Aquestive Therapeutics, Inc., entered into a definitive license and supply agreement with an undisclosed leading men's health company.

Following the end of the quarter, on October 05, 2021, the Company announced that it had received final approval to graduate to the Toronto Stock Exchange from the TSX Venture Exchange. The Company's shares of common stock, 8% convertible debentures with a maturity date of June 30, 2022, and share purchase warrants expiring on February 11, 2023 commenced trading on the TSX at market open on Thursday, October 7, 2021 under the existing stock symbols "IGX", "IGX.DB" and "IGX.WT", respectively. The Common Shares, Convertible Debentures and Warrants have been delisted from the TSXV concurrently with the commencement of trading on the TSX. Holders of Common Shares, Convertible Debentures and Warrants are not required to take any action in connection with the graduation.

Also following the end of the quarter, on October 12, 2021, the Company announced its intention to resume patient screening in the ongoing Montelukast VersaFilm® Phase 2a clinical trial in patients with mild to moderate Alzheimer’s Disease following Health Canada’s issuance of a No Objection Letter in response to IntelGenx’s amended Clinical Trial Application.  IntelGenx received HC authorization to proceed with an amended BUENA clinical trial protocol, which enabled the Company to continue the trial at an increased daily dose. However, because the target study population in the BUENA study is considered to be a higher risk group for severe illness from COVID-19, and out of concern for the health and safety of clinical trial staff, IntelGenx informed HC in the second quarter of 2020 that the study was on a temporary recruitment hold. This NOL now paves the way for patient screening under the amended protocol to resume in October 2021.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2021 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $1,372 primarily due to the fluctuations in the rates used to prepare our financial statements, $516 of which negatively impacted our comprehensive loss for the nine-month period ended September 30, 2021. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period		Nine-month period
	ended September 30,		ended September 30,

	2021	2020	2021	2020
	$	$	$	$
Comprehensive loss	(2,173)	(1,569)	(6,970)	(5,796)
Add (deduct):
Depreciation	199	182	589	536
Finance costs	365	274	1,134	881
Finance income	(1)	(3)	(152)	(405)
Deferred income tax	(3)	-	(3)
Share-based compensation	25	48	81	172
Other comprehensive loss (income)	171	(91)	516	29

Adjusted EBITDA Loss	(1,417)	(1,159)	(4,805)	(4,583)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA (Loss) increased by $258 for the three-month period ended September 30, 2021 to ($1,417) compared to ($1,159) for the three-month period ended September 30, 2020. The increase in Adjusted EBITDA (Loss) of $258 for the three-month period ended September 30, 2021 is mainly attributable to an increase in manufacturing expenses of $256 before consideration of stock-based compensation, an increase in SG&A expenses of $63 before consideration of stock-based compensation, and an increase in R&D expenses of $22 before consideration of stock-based compensation, offset by an increase in revenues of $83.  Adjusted EBITDA (Loss) increased by $222 for the nine-month period ended September 30, 2021 to ($4,805) compared to ($4,583) for the nine-month period ended September 30, 2020. The increase in Adjusted EBITDA (Loss) of $222 for the nine-month period ended September 30, 2021 is mainly attributable to an increase in manufacturing expenses of $573 before consideration of stock-based compensation and an increase in SG&A expenses of $319 before stock-based compensation, offset by a decrease in R&D expenses of $383 before consideration of stock-based compensation and an increase in revenues of $287.

Results of operations for the three-month and nine-month periods ended September 30, 2021 compared with the three-month and nine-month periods ended September 30, 2020.

	Three-month period ended September 30,		Nine-month period ended September 30,

	2021	2020	2021	2020

Revenue	$593	$510	$1,041	754

Research and Development Expenses	874	848	1,910	2,300

Manufacturing Expenses	499	244	1,598	1,042

Selling, General and Administrative Expenses	662	625	2,419	2,167

Depreciation of tangible assets	199	182	589	536

Operating loss	(1,641)	(1,389)	(5,475)	(5,291)

Net loss	(2,002)	(1,660)	(6,454)	(5,767)

Comprehensive loss	(2,173)	(1,569)	(6,970)	(5,796)

Revenue

Total revenues for the three-month period ended September 30, 2021 amounted to $593, representing an increase of $83 or 16% compared to $510 for the three-month period ended September 30, 2020.  Total revenues for the nine-month period ended September 30, 2021 amounted to $1,041, representing an increase of $287 or 38% compared to $754 for the nine-month period ended September 30, 2020.  The increase for the three-month period ended September 30, 2021 compared to the last year's corresponding period is mainly attributable to increases in sales milestone revenues of $320, product revenues of $70 and R&D revenues of $1, offset by a decrease in revenues from licensing agreements of $308. The increase for the nine-month period ended September 30, 2021 compared to the last year's corresponding period is mainly attributable to increases in sales milestone revenues of $320, product revenues of $232 and R&D revenues of $43, offset by a decrease in revenues from licensing agreements of $308

Research and development ("R&D") expenses

R&D expenses for the three-month period ended September 30, 2021 amounted to $874, representing an increase of $26 or 3%, compared to $848 for the three-month period ended September 30, 2020. R&D expenses for the nine-month period ended September 30, 2021 amounted to $1,910, representing a decrease of $390 or 17%, compared to $2,300 for the nine-month period ended September 30, 2020.

The increase in R&D expenses for the three-month period ended September 30, 2021 is mainly attributable to increases in salary expense of $122 and patent expenses of $55, offset by decreases in lab supplies of $81, analytical costs of $58 and consulting fees of $11.  The decrease in R&D expenses for the nine-month period ended September 30, 2021 is mainly attributable to decreases in lab supplies of $234, study costs of $189, analytical costs of $132, consulting fees of $33, offset by increases in salary expense of $122, patent expenses of $52 and R&D batch development expenses of $21. The increases in salary expense for the three-month and nine-month periods ended September 30, 2021 may be explained by the fact the Company received the Canada Emergency Wage Subsidy in 2020.

In the three-month period ended September 30, 2021 we recorded estimated Research and Development Tax Credits of $28, compared with $37 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2021 we recorded estimated Research and Development Tax Credits of $155, compared with $148 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended September 30, 2021 amounted to $499, representing an increase of $255 or 105%, compared to $244 for the three-month period ended September 30, 2020. Manufacturing expenses for the nine-month period ended September 30, 2021 amounted to $1,598 representing an increase of $556 or 53%, compared to $1,042 for the nine-month period ended September 30, 2020.

The increase in Manufacturing expenses for the three-month period ended September 30, 2021 is mainly attributable to increases in salary expenses of $224 and supplies and consumables of $76, offset by a decrease in quality expenses of $45. The increase in Manufacturing expenses for the nine-month period ended September 30, 2021 is mainly attributable to increases in supplies and consumables of $307 and salary expenses of $290, offset by a decrease in quality expenses of $51.  The increase in salary expenses for the three-month and nine-month periods ended September 30, 2021 may be explained by the fact the Company received the Canada Emergency Wage Subsidy in 2020.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended September 30, 2021 amounted to $662, representing an increase of $37 or 6%, compared to $625 for the three-month period ended September 30, 2020. SG&A expenses for the nine-month period ended September 30, 2021 amounted to $2,419 representing an increase of $252 or 12%, compared to $2,167 for the nine-month period ended September 30, 2020.

The increase in SG&A expenses for the three-month period ended September 30, 2021 is mainly attributable to increases in leasehold expenses of $94, salaries and compensation expenses of $76, and professional fees of $49, offset by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency in the amount of $143 and a decrease in business development expenses of $11.

The increase in SG&A expenses for the nine-month period ended September 30, 2021 is mainly attributable to increases in salaries and compensation expenses of $716 (mainly attributable to the issuance of new DSUs to the board members granted in 2021 and due to the Canada Emergency Wage Subsidy received only in 2020), leasehold expenses of $193 and insurance expense of $49, offset by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $539 (mostly due to increase in cash and investments held in USD) and decreases in professional fees of $129, investor relations expenses of $14 and business development expenses of $14.

Depreciation of tangible assets

In the three-month period ended September 30, 2021 we recorded an expense of $199 for the depreciation of tangible assets, compared with an expense of $182 for the same period of the previous year.  In the nine-month period ended September 30, 2021 we recorded an expense of $589 for the depreciation of tangible assets, compared with an expense of $536 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

In August 2020, the Board of directors amended the expiration time of 600,000 stock options granted to the President and CFO under the 2006 Stock Option Plan on July 20, 2021.  The new expiration date is July 19, 2025, the original exercise price of $0.58 and all other terms remain unchanged.  This extension resulted in the recognition of additional stock-based compensation expense of $31 during the nine-month period ended September 30, 2020.

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2021 amounted to $25 compared to $48 for the three-month period ended September 30, 2020. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2021 amounted to $81 compared to $172 for the nine-month period ended September 30, 2020.

We expensed approximately $25 in the three-month period ended September 30, 2021 for options granted to our employees in 2020 and 2021 under the 2016 Stock Option Plan and $Nil for options granted to a consultant, compared with $40 and $8, respectively that was expensed in the same period of the previous year.

We expensed approximately $81 in the nine-month period ended September 30, 2021 for options granted to our employees in 2020 and 2021 under the 2016 Stock Option Plan and $Nil for options granted to a consultant, compared with $139 and $33, respectively that was expensed in the same period of the previous year.

There remains approximately $116 in stock-based compensation to be expensed in fiscal 2021 and 2022, all of which relates to the issuance of options to our employees during 2020 to 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	September 30, 2021	December 31, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current Assets	$13,989	$4,305	$9,684	225%

Leasehold improvements and Equipment, net	5,348	5,851	(503)	(9%)

Security Deposits	252	252	0	0%

Operating lease right-of-use asset	1,050	710	340	48%

Current Liabilities (excluding debentures and notes)	2,779	2,882	(103)	(4%)

Long-term debt	2,500	171	2,329	1,362%

Convertible debentures	5,317	5,461	(144)	(3%)

Convertible notes	3,965	2,991	974	33%

Operating lease liability	691	482	209	43%

Finance lease liability	92	84	8	10%

Capital Stock	1	1	0	0%

Additional Paid-in-Capital	61,589	48,453	13,136	27%

Current assets

Current assets totaled $13,989 as at September 30, 2021 compared with $4,305 at December 31, 2020. The increase of $9,684 is mainly attributable to increases in cash of $4,814, short-term investments of $4,975, accounts receivable of $902, offset by decreases in investment tax credits receivable of $228, prepaid expenses of $46, contract asset of $354, security deposits of $203, and inventory of $176.

Cash

Cash totaled $6,019 as at September 30, 2021 representing an increase of $4,814 compared with the balance of $1,205 as at December 31, 2020. The increase in cash on hand relates to net cash used in operating activities of $5,100 and cash used in investing activities of $5,046 and a negative effect of foreign exchange of $540, offset by net cash provided by financing activities of $15,500.

Accounts receivable

Accounts receivable totaled $1,162 as at September 30, 2021 representing an increase of $902 compared with the balance of $260 as at December 31, 2020.  The increase is related to the invoicing of revenues incurred in the three month period ended September 30, 2021 as well as some unpaid invoices from Q2 2021.

Prepaid expenses

As at September 30, 2021 prepaid expenses totaled $116 compared with $162 as of December 31, 2020. The decrease in prepaid expenses is attributable to the expensing of advance payments made in December 2020 related to services to be provided in the remainder of the year.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $407 as at September 30, 2021 compared with $635 as at December 31, 2020. The decrease is attributable to the fact that the 2019 amount was collected in the three month period ended September 30, 2021.

Leasehold improvements and equipment

As at September 30, 2021, the net book value of leasehold improvements and equipment amounted to $5,348, compared to $5,851 at December 31, 2020. In the nine-month period ended September 30, 2021 additions to assets totaled $80 and mainly comprised of $53 for lab equipment, $15 for manufacturing equipment and $12 for computer equipment and variation of foreign exchange fluctuation, offset by depreciation expense of $589.

Security deposit

A security deposit in the amount of CAD$300 ($236) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2021.  Security deposits in the amount of CAD$15 ($12) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at September 30, 2021.  Security deposit in the amount of CAD$260 ($204) for the term loan was also recorded as at September 30, 2021 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,304 as at September 30, 2021 compared with $1,989 as at December 31, 2020. The increase is mainly attributable to a slight increase in accrued liabilities as at September 30, 2021.

Long-term debt

atai Life Sciences ("atai") has granted to the Company a secured loan in the initial amount of $2,000,000, bearing interest at 8%.  An additional advance for $500,000 was also granted in May 2021. Together with the initial amount of $2,000,000, atai has granted a total amount of $2,500,000 to the Company. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each.  The new loans will be made in January 2022 and January 2023, respectively, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.  The loan bears interest at 8%. The interest for the nine-month period ended September 30, 2021 amounts to $105,000 and is recorded in financing and interest expense

Convertible debentures

Convertible debentures totaled $5,317 as at September 30, 2021 as compared to $5,461 as at December 31, 2020.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,132,000) of debentures at a price of CAD$1,000 ($807) per debenture in July 2017 and August 2017. On June 25, 2021, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2021 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.09) to CAD$0.50 ($0.40).  The Debentures bear interest at an annual rate of 8% payable semi-annually on the last day of June and December of each year, The convertible debentures have been recorded as a liability. The accretion expense for the nine-month period ended September 30, 2021 amounts to CAD$222,000 ($177,000) ((CAD$320,000, (236,000) in 2020)).  The interest on the convertible debentures as at September 30, 2021 amounts to CAD$430,000 ($344,000) compared to CAD$455,000 ($336,000) for the comparative period in 2020 and is recorded in Financing and interest expense.  A gain on debt extinguishment based on its present value calculation was recognized in finance and interest income in the amount of $401 in June 2020 which will be accreted until June 30, 2022.

Convertible notes

Convertible notes totaled $3,965 as at September 30, 2021 as compared to $2,991 as at December 31, 2020 out of which $1,486 was classified as short-term. The convertible notes have been recorded as a liability.

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

On August 5, 2021, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $2.1 million principal amount of 8% convertible notes due July 31, 2025. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.40 per Share. The Company intends to use the proceeds of the Offering for the Montelukast clinical program. In connection with the Offering, the Company paid to an agent a cash commission of approximately $199,525 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 613,000 common shares at a price of $0.40 per Share until August 4, 2023. Management has determined the value of the agents' warrants to be $164,000. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand were recorded against the liability. The Company recognized the value of the embedded beneficial conversion feature of $411 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes.

The accretion expense for the nine-month period ended September 30, 2021 amounts to $192 compared to $171 for the comparative period in 2020.  The interest on the convertible notes for the nine-month period ended September 30, 2021 amounts to $207 ($72 in 2020) and is recorded in Financing and interest expense.

Shareholders' equity

As at September 30, 2021 we had accumulated a deficit of $55,005 compared with an accumulated deficit of $48,453 as at December 31, 2020. Total assets amounted to $20,639 and shareholders' equity totaled $5,213 as at September 30, 2021, compared with total assets and shareholders' equity of $11,118 and ($953) respectively, as at December 31, 2020.

Capital stock

As at September 30, 2021 capital stock amounted to $1.506 (December 31, 2020: $1.114). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $61,589 as at September 30, 2021, as compared to $48,453 as at December 31, 2020. Additional paid in capital increased by $13,136 from which $8,398 was the value of the common stock issued to atai Life Sciences, $3,526 was the value of the warrants issued to atai, $325 was the value of the beneficial conversion feature, net of a deferred income tax liability of $86, $321 was the value of the conversion of the convertible notes, $321 was the value of the conversion of the convertible debentures, $164 was the value of the Agents' warrants issued in connection with the August 2021 private placement, and $81 from stock based compensation attributable to the amortization of stock options granted to employees.

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

Key items from the statement of cash flows

	September 30, 2021	September 30, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(5,093)	$(5,257)	$164	(3%)
Financing Activities	15,500	4,998	10,502	210%
Investing Activities	(5,046)	(731)	(4,315)	(590%)
Cash - end of period	6,019	337	5,682	1,686%

Statement of cash flows

Net cash used in operating activities was $5,093 for the nine-month period ended September 30, 2021, compared to $5,257 for the nine-month period ended September 30, 2020. For the nine-month period ended September 30, 2021, net cash used by operating activities consisted of a net loss of $6,454 (2020: $5,767) before depreciation, accretion expense, stock-based compensation, DSU expense, gain on debt extinguishment, deferred income tax and lease non-cash expense in the amount of $1,246 (2020: $529) and a increase in non-cash operating elements of working capital of $115 (2020: $19 decrease).

The net cash provided by financing activities was $15,500 for the nine-month period ended September 30, 2021, compared to $4,998 in the same period of the previous year. An amount of $12,346 derives from the proceeds from the issuance of shares (2020: $5,564) and an amount of $2,500 derives from the issuance of a loan (2020: $Nil), and an amount of $1,897 derives from the net proceeds from convertible notes (2020:$Nil), offset by repayment of term loans for an amount of $737 (2020: $177), the transaction costs related to the issuance of shares of $422 (2020: $320), the transaction costs related to the debt extinguishment of $29 (2020: $69), the transaction costs  related to the convertible notes of $34 (2020: $Nil), and finance lease payments of $21 (2020: $Nil).

Net cash used investing activities amounted to $5,046 for the nine-month period ended September 30, 2021 compared to $731 in the same period of 2020. The net cash used in investing activities for the nine-month period ended September 30, 2021 relates to the acquisition of short-term investments of $6,000 (2020: $4,532) and the purchase of leasehold improvements and equipment of $80 (2020: $98), offset by the redemption of short-term investments of $1,034 (2020: $3,899).

The balance of cash as at September 30, 2021 amounted to $6,019, compared to $337 as at September 30, 2020.

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying.  The sales tax assessments amount to $242,000 (including interest and penalties of $22,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $220,000 and net earnings would decrease by $220,000.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Subsequent event

Subsequent to September 30, 2021, $240,000 of convertible notes were converted into 545,447 common shares at the option of the holders, and CAD$1,086,000 of convertible debentures were converted into 2,172,000 common shares at the option of the holders.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 10, 2021	By: /s/ Horst G. Zerbe
Dr. Horst G. Zerbe
Chief Executive Officer and Director

Date: November 10, 2021	By: /s/ Andre Godin
Andre Godin
Principal Accounting Officer