Form 10-K
period 2021-12-31
IntelGenx Technologies Corp.
filed 2022-03-24
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

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
Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 30, 2021, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $52,239,061 based on the closing price of the registrant's common stock of U.S. $0.51, as reported on the OTCQB on that date. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 24, 2022
Common Stock, $.00001 par value	154,651,290 shares

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement") are incorporated by reference into Part III

Terminology and references

In this Annual Report on Form 10-K, the words "Company", "IntelGenx", "we", "us", and "our", refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to "$", "U.S.$", "U.S. dollars" and "dollars" mean U.S. dollars and all references to "C$", "Canadian dollars" and "CA$" mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the average annual exchange rate for 2021 as reported by the Bank of Canada, being U.S. $1.00 = CA$1.2537.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933 ("Securities Act") and Section 21E of the United States Securities Exchange Act of 1934, as amended ("Exchange Act"). All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities and exchange listings. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements.  These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements.  Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements.  These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws.

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
  that our existing shareholders will have reduced ownership and voting interest if  ATAI Life Sciences AG ("atai") chooses to exercise their options to increase the Investment;
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

Overview

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada.  Our focus is on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market.  More recently, we have made the strategic decision to enter the Canadian cannabis market with a non-prescription cannabis infused oral film that launched in early 2021 and in 2020 we made the decision to enter the psychedelic market. As a full service contract development and manufacturing organization ("CDMO"), we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development ("R&D"), clinical monitoring, regulatory support, tech transfer, manufacturing scale-up and commercial manufacturing.

Our business strategy is to leverage our proprietary drug delivery technologies and develop pharmaceutical products with tangible benefits for patients, for our partners and, once a developed product launches, retain the exclusive manufacturing rights.

Managing our project pipeline is a key Company success factor.  We have identified three focus areas; psychedelics, cannabis and animal health where we believe we can establish a leadership position with our drug delivery technology. We have undertaken a strategy under which we will work with pharmaceutical companies in order to apply our oral film technology to pharmaceutical products for which patent protection is nearing expiration, a strategy which is often referred to as "lifecycle management."  Under §505(b)(2) of the Food, Drug, and Cosmetics Act (the "FDCA"), the FDA may grant market exclusivity for a term of up to three years following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or a combination.

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

Technology Platforms

Our main product development efforts are based upon four delivery platform technologies: (1) VersaFilm™, an oral film technology, (2) AdVersa®, a mucoadhesive tablet technology, (3) the VetaFilmTM technology platform for veterinary applications, and (4) DisinteQTM a disintegrating oral film technology.

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

Our new DISINTEQ™ oral disintegrating film formulations will provide different dissolution characteristics compared to VERSAFILM®. Instead of quickly dissolving in the oral cavity, DISINTEQ™ formulations disintegrate at a controlled rate. This will allow a slower release of the drug into the oral cavity thereby avoiding saturation of the oral mucosal membranes and increasing mucosal absorption.

Our Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology ("generic" products are essentially copies of products that have already received FDA approval).  Of the thirteen projects currently in our product portfolio, twelve use our VersaFilm™ technology and one uses our VetaFilmTM technology.

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

On October 31, 2018, we received National marketing authorization from the Spanish Agency of Medicines and Medical Devices for RIZAPORT® (10mg) in Spain.

On September 7, 2021, we announced that Exeltis Healthcare S.L. ("Exeltis"), our commercialization partner in the European Union ("EU") for RIZAPORT®, a unique for the treatment of acute migraines, has launched the product in Spain.

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

On March 27, 2020, we received an additional CRL from the FDA.  The Agency requested additional information, but no new bioequivalence study.  We have addressed the issues raised in the CLR and are currently preparing the CLR response

On December 14, 2016, we announced the signing of an exclusive license agreement with Pharmatronic Co. for the commercialization of RIZAPORT® in the Republic of Korea ("South Korea").  Under the terms of such agreement, we granted Pharmatronic Co. the exclusive rights to register and commercialize RIZAPORT® in South Korea.  IntelGenx have received an upfront payment and will be eligible to receive additional milestone payments upon achievement of certain predefined regulatory and commercial targets, as well as tiered royalties.  The initial term of the definitive agreement with Pharmatronic Co. is for ten years from the date of first commercial sale and shall automatically renew for an additional two-year term.

INT0046/2018: Our first cannabis project based on our VersaFilm™ technology contains 10mg CBD/CBDA.

On November 7, 2018 we announced the execution of a definitive license, development and supply agreement with Tilray, Inc. ("Tilray"), a global leader in cannabis production and distribution.  Under such agreement, the two companies will co-develop and commercialize oral film products infused with adult-used medical cannabis ("cannabis infused VersaFilm™").

Under the agreement with Tilray, we and Tilray will fund 20% and 80%, respectively, of the costs associated with the development of the cannabis infused Versafilm™ products.  We will have the exclusive right to manufacture and supply the co-developed products to Tilray, and will also receive a fixed single-digit royalty on net product sales.  Tilray will have the exclusive, worldwide marketing and distribution rights for the co-developed products.

In connection with the Tilray agreement, we and Tilray also executed a subscription agreement under which Tilray made a strategic investment in IntelGenx through a non-brokered private placement (the "Tilray Private Placement").  As a result, we issued Tilray 1,428,571 shares of Common Stock at a subscription price of $0.70 per share of Common Stock for gross proceeds of $1,000,000.  We used the proceeds of the Tilray Private Placement for cannabis infused VersaFilm™ product development under the agreement with Tilray.

On May 2019, we received the first extract from Tilray in sufficient quantities to commence batch production of cannabis-infused VersaFilm® followed by an announcement in October that the formulation had progressed to the scale-up manufacturing stage.  The manufacturing scale-up work was completed successfully in January 2020.

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

On October 29, 2020, we signed a letter of intent with Heritage Cannabis Holding Corp. ("Heritage Cannabis") for long term cannabis filmstrip supply agreement. Shortly after on January 7, 2021, we announced the execution of a definitive supply agreement with Heritage Cannabis for the manufacturing and supply of filmstrip products containing 10 mg of CBD/CBDA using our VersaFilm® technology for the Canadian and Australian markets.

On March 31, 2021, we announced that we completed our first shipment, consisting of 75,000 CBD/CBDA Filmstrips, to Heritage Cannabis Holdings Corp. to support the launch in Australia.

On August 31, 2021, we announced that we completed an additional shipment of CBD/CBDA Filmstrips in support of Heritage Cannabis Holdings Corp.'s Canadian market launch of its "CB4 Control" branded product.

On December 8, 2021, we announced that we initiated an arbitration proceeding against Tilray, related to an alleged breach of the parties' 2018 license, development and supply agreement, as amended with Tilray® for the co-development and commercialization of cannabis-infused VersaFilm® products.

INT0007/2006: We are developing an oral film product based on our VersaFilm™ technology containing the active ingredient tadalafil.  This product is intended for the treatment of erectile dysfunction ("ED").  The results of a phase I pilot study conducted in the second quarter of 2015 confirmed that the product is bioequivalent with the brand product, Cialis®.

On May 8, 2019, we executed a worldwide collaboration agreement for tadalafil with Aquestive Therapeutics, Inc. ("Aquestive").  Under the terms of this agreement, we and Aquestive will each grant to the other exclusive worldwide licenses to their respective intellectual property relating to tadalafil oral film formulation and manufacturing.  The companies will jointly undertake further co-development and commercialization of tadalafil oral film products, and will equally share (50/50) net profits from worldwide product sales.  Aquestive previously submitted an NDA for its tadalafil oral film for the treatment of ED to the FDA.  In November 2018, Aquestive received a CRL from the FDA requesting additional safety data from healthy volunteers.  Both companies are currently working on responding to the CRL.

On September 29, 2021, we announced that Aquestive Therapeutics, Inc., our co-development and commercialization partner for Tadalafil oral films for the treatment of erectile dysfunction and benign prostatic hyperplasia, has entered into a definitive license and supply agreement with an undisclosed leading men's health company for the US.

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

On June 2019, the FDA conducted a pre-approval inspection for the buccal film that resulted in the FDA issuing us a Form 483, a report from an investigator noting conditions that in their judgment may constitute violations of the FDCA and related acts.  Further, in October 2019, we received a CRL in which the FDA declined to approve our product.  A CRL does not necessarily indicate that a drug or biologic is not safe or effective.  Rather, the FDA issues a CRL when it has reviewed the submitted data and has outstanding questions.  A CRL allows the FDA to provide an applicant with a systematic list of deficiencies detected within the submission package sent to the agency that stop short of requiring an entire resubmission. Our updated response to the 483 was submitted on April 28 2021 and our response to the CRL was sent to the FDA on May 14, 2021.On February 2022 the FDA conducted a second pre-approval inspection based on the initial response to the CRL filed earlier in May 2021 which resulted in the issuance of a Form 483 with two observations. Subsequently, on March 14, 2022 the FDA issued a second CRL requesting more information on the product and changes to the labelling.

INT0043/2015: We developed an oral film containing montelukast as the active ingredient based on our proprietary VersaFilm™ oral film technology, which is in the early clinical trial phase.

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

On 2017 we announced receiving a no objection letter from Health Canada regarding a Phase IIa proof-of-concept study.  The objectives of this 26-week, randomized, double-blind and placebo-controlled Phase IIa proof of concept study to be conducted at eight clinical study sites across Canada will be to evaluate the safety, feasibility, tolerability and efficacy of montelukast buccal film in patients with mild to moderate Alzheimer's Disease ("AD").  The trial design includes testing of up to 70 patients.

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

On October 12, 2021, we announced our intention to resume patient screening in the ongoing Montelukast VersaFilm® Phase 2a ("BUENA") clinical trial in patients with mild to moderate Alzheimer's Disease following Health Canada's issuance of a No Objection Letter in response to IntelGenx's amended Clinical Trial Application.

Subsequent to year end, on January 20, 2022, we announced that patient dosing has resumed in the ongoing Phase 2a ("BUENA") clinical trial in patients with mild to moderate Alzheimer's Disease ("AD") under a previously amended protocol using higher doses of Montelukast VersaFilm®.

Our Psychedelic Programs:

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

INT0054/2020.  On May 12, 2021, we entered into a second feasibility agreement with  atai for the development of novel formulations of Salvinorin A, a naturally occurring psychedelic compound being developed for the treatment of treatment-resistant depression and other indications.

Our Animal Health Programs:

INT0048/2020  VetaFilm: On January 9, 2020 we entered the animal health market by signing a feasibility agreement for its VetaFilm™ platform.  We have performed all of our obligations under such agreement and the successfully developed high loading VetaFilm which was sent for evaluation by our partner.  Based on the successful feasibility study, we are advancing the product development with the partner.

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

Other Programs:

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

On August 2013, we were notified that, in response to the filing of the ANDA, we were named as a co-defendant in a lawsuit under Paragraph IV of the Hatch-Waxman Act filed by Reckitt Benckiser Pharmaceuticals ("Reckitt") and Monosol RX ("Monosol") in the United States District Court for the District of Delaware (the "Delaware Court") alleging infringement of United States Patent Nos. 8,475,832, 8,603,514 and 8,017,150, each of which relate to Suboxone®.  We believe the ANDA product does not infringe those or any other patents.  Under the terms of the co-development and commercialization agreement, Par was financially responsible for the costs of the defense.  In June 2016, the Delaware Court ruled that our product is not infringing on two out of the three patents.  Subsequently, both parties filed appeals.

On December 2014, Reckitt and Monosol filed another lawsuit for patent infringement in the Delaware Court relating to the Suboxone® ANDA product.  We were named as a co-defendant in this action alleging patent infringement of United States Patent Nos. 8,900,497 ("the '497 patent") and 8,906,277 ("the '277 patent"), each of which related to a process for making a uniform oral film (the "process patents").  The trial on the process patents was held in November 2016.

On May 14, 2018,  we, Par, Indivior, Inc., Indivior UK Limited, and Aquestive (previously Monosol RX) settled all patent litigation related to Suboxone® film.  The settlement agreement permits Par to begin selling a generic version of Suboxone® film on January 1, 2023 or earlier under certain circumstances.

INT0040/2014: This oral film product is based on our proprietary VersaFilm™ technology.  On December 27, 2016, we entered into a co-development and commercialization agreement with Endo for this product in the United States market.  Under such agreement, Endo obtained certain exclusive rights to market and sell our product in the United States.  We received an upfront payment and will receive future milestone payments. Endo will share with us the expected profits of commercialization. The project is currently on hold due to low sales of the brand product.

INT0036/2013: This oral film product is based on our proprietary oral film technology VersaFilm™. Loxapine is indicated for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder.  Using our VersaFilm™ technology allows an improved product to offer patients significant therapeutic benefits compared to existing medications.  We expect to effectively treat acute agitation associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients while reducing the risk of pulmonary problems.  Our product is needed, as it could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation.  Our first clinical study on this product, completed in Q4 2014, suggested improved bioavailability compared to the currently approved tablet.  In late 2015, we completed a second pilot clinical study which demonstrated that buccal absorption of the drug from the Loxapine oral film results in a significantly higher bioavailability of the drug compared to oral tablets.  We were working to optimize the film to further improve the time to reach peak plasma concentrations, however, due to the prioritization of our project line, we directed resources to other projects, leading to a temporary hold of the optimization work during 2019. This project is currently on hold.

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

The current status of each of our products as of the date of this Annual Report is summarized in the table below.

Product	Indication	Status of Development
INT0008/2008	Migraine	Launched in Spain and preparing CRL response
INT0046/2018	Adult Use	Launched in Australia and Canada
INT0007/2006	Erectile dysfunction	Working on response to Aquestive's CRL
INT0039/2013	Undisclosed	Undisclosed
INT0027/2011	Opioid addiction	Settlement agreement
INT0043/2015	Alzheimer	Study on-going
INT0040/2014	Undisclosed	Currently on hold
INT0010/2006	Treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy	Transferred to TetraBio
INT0036/2013	Schizophrenia or bipolar 1 disorder	Currently on hold
INT0048/2020	Animal Health	Formulation optimization ongoing
INT0052/2020	Undisclosed	Formulation development ongoing
INT0053/2020	Undisclosed	Formulation development ongoing Awaiting import and export permit for the shipment of the product to conduct the clinical study
INT0054/2020	Undisclosed	Formulation development in preparation

Growth Strategy

Our primary growth strategy is based on providing CDMO services to the pharmaceutical industry by focusing on three key strategic areas: (1) psychedelics, (2) cannabis, and (3) animal health.

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

Product Opportunities that provide Tangible Patient Benefits

In addition to our three key strategic areas we will offer our services to develop oral film products leveraging our VersaFilm™ technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects.

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

In order to establish ourselves as a viable full service CDMO partner, we plan to continue to invest in our research and development activities, analytical testing and in our manufacturing technology expertise, in order to further strengthen our technology base and to develop the ability to manufacture products based on our drug delivery technologies at competitive costs.

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

We have obtained 37 patents and have 39 published pending patent applications, as described below.  The patents expire 20 years after submission of the initial application.  In the United States, the term of a patent sometimes extends over the 20-year period.  The initial term of 20 years is extended by a period (the "patent term adjustment") determined by the USPTO according to delays in the prosecution of the patent application that are not applicant delays.

Our patent portfolio is dynamic in nature and constantly under review to assess the business priorities, as such any of the currently pending application and issued patent may be abandoned if the expense of pursuing prosecution or maintaining the patent or application active is no longer warranted by our business targets.

Patent No.	Title	Subject	Date issued/Expiration
US 7,132,113	Flavored film	Composition and manufacturing method of multi-layered films	Issued November 7, 2006 Expires April 16, 2022
US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027
US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033
US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032
US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032
South Africa 2016/00785	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014 Expires July 30, 2034
US 9,301,948	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued April 5, 2016 Expires July 30, 2033
US 9,668,970	Film Dosage Form with Extended Release Mucoadhesive Particles	Film containing mucoadhesive particle	Issued June 6, 2017 Expires November 26, 2034
US 9,717,682	Solid Oral Film Dosage Forms and Methods for Making Same	Optimization of film strip technology	Issued August 1, 2017 Expires September 21, 2031
US 9,949,934	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued April 24, 2018 Expires October 20, 2036

US 10,272,038	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Issued April 30, 2019 Expires November 26, 2034
US 10,610,528	Solid oral film dosage forms and methods for making same	Formulation of oral films containing tadalafil	Issued April 7, 2020 Expires June 28, 2031
US 10,722,476	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued July 28, 2020 Expires October 20, 2036
US 10,828,254	Oral film formulation for modulating absorption profile	Formulation of oral films containing tadalafil	Issued November 10, 2020 Expired September 28, 2038
CA 2,998,223	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Issued October 9, 2018 Expires January 24, 2037
CL 61.052	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 13, 2020 Expires July 30, 2034
EP 3,027,179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
JP 6,482,552	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued March 13, 2019 Expires July 30, 2034
MX 366,595	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued July 15, 2019 Expires July 30, 2034
ZL 105530921	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Austria 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034

Belgium 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Switzerland 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Germany 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Spain 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Finland 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
France 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
UK 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Greece 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Italy 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Netherlands 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034

Norway 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Sweden 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Denmark 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
US 11,033,496	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Issued June 15, 2021 Expires August 23, 2038
CA 2998218C	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued June 15, 2021 Expires October 17, 2037
KR102272442B1	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued June 28, 2021 Expires July 30, 2034
Patent Application No.	Title	Subject	Date Filed
Korean Appl. KR20167005581	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014
Korean Appl. KR20180119627	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017

Korean Appl. KR20190071692	Devices and methods for treating diseases associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Korean Appl. KR20190128637	Therapeutic Methods and Apparatus for Improved Bioavailability of Leukotriene Receptor Antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
EU Appl. EP 3,528,796	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Chinese Appl. CN109843273	The device and method for treating illness relevant to neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Chinese Appl. CN110381931	The treatment method and device of the bioavilability of improved leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Mexican Appl. MX2019004096	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Mexican Appl. MX2019010573	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Indian Appl. IN201947014213	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Indian Appl. IN201947035380	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Mexican Appl. MX2018010755A	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA2,998,218	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017

Canadian Appl. CA3,015,555	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
Canadian Appl. CA3,017,264	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA3,017,526	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed September 14, 2018
Canadian Appl. CA3,056,944	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Canadian Appl. CA 3,062,704	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018
EP Appl. 18798869.6	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018
Canadian Appl. CA 3,061,086	Lipophilic active oral film formulation and method of making the same	Film containing lipophilic actives	Filed November 6, 2019
Australian Appl. AU2017344764	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Canadian Appl. 3,122,192	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Australian Appl. AU2018241534	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
US Appl. 15/940,288	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
US Appl. 16/110,737	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed August 23, 2018

US Appl. 16/053,383	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed August 2, 2018
US Appl. 16/131,995	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed September 14, 2018
CA Appln. 3017526	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed September 14, 2018
US Appl. 16/391,430	Film Dosage Forms Containing Amorphous Active Agents	Film containing amorphous agent	Filed April 23, 2019
US Appl. 15/067,309	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed April 15, 2019
US Appl. 17/063,644	Oral film formulation for modulating absorption profile	Formulation of oral films containing tadalafil	Filed October 5, 2020
EP Appl. 19859079.6	Method of treatment and device for the improved bio availability of montelukast, a leukotriene receptor antagonist	Formulation of oral films containing montelukast	Filed September 12, 2019
PCT/CA2019/051564	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
BR Appl. 112021008649-8	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
CA Appl. 3118594	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
EP Appl. 19883191.9	Lipophile aktive orale filmformulierung und verfahren zu ihrer herstellung	Formulation of oral films containing lipophilic actives	Filed November 4, 2019

US Appl. 17/291,582	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed May 5, 2021
US Appl. 17/346,874	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particles	Filed June 14, 2021
Australia Appl. 2019374173	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed April 11, 2019

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

Please see "Research and Development - Psychedelics" for additional information concerning the regulation applicable to the process required before prescription drug product candidates may be marketed in the United States.

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

Even though we ceased being a "development stage" company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct research and development using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $57,863 thousand since our inception in 2003 through December 31, 2021. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017 were $1.5 million, $1.5 million, $0.7 million, $1.8 million and $5.2 million respectively. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We currently manufacture products only for clinical and testing purposes in our own facility and we do not yet manufacture products for commercial use to the exception of our CBD film which was launched in Q1 2021. In order to establish ourselves as a full-service partner for our thin film products, we invested approximately $6.5 million to establish a state-of-the-art manufacturing facility for the commercial manufacture of products developed using our VersaFilm™ drug delivery technology.

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

We depend on a limited number of suppliers for Active Pharmaceutical Ingredients ("API"). Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved through a Prior Approval Supplement by the FDA.

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

Risk related to the atai Investment

Our existing Shareholders will have a reduced ownership and voting interest after any potential future atai investment

Following any potential future atai investment under the Securities Purchase Agreement, the existing Shareholders other than atai will hold a percentage ownership in us that is smaller than the Shareholders' current percentage ownership.  This dilution will be proportional to the percentage rate by which we increase our issued and outstanding shares.  In addition, as of immediately following the initial closing of the Investment, atai had the right to nominate directors to the Board of Directors of the Company (the "Board"), which right is proportionate to the shares of Common Stock then held by atai.  As a result, existing Shareholders will have less influence on our management and policies than they currently have, which influence will also further diminish if atai's ownership stake increases following additional closings.

Atai is in a position to exert substantial influence on us and the interests pursued by atai could differ from the interests of our other shareholders, and if it acquires a majority of our shares, it will be able to approve most corporate actions requiring shareholder approval by written consent.

Following the completion of the initial Investment, atai  holds approximately 25% of our issued and outstanding shares.  If atai were to acquire all of the Additional Shares and exercise all of the Initial Warrants and Additional Warrants, atai would hold approximately 60% of our issued and outstanding shares.  As a result, atai may be in a position to exert substantial influence at our annual shareholder meeting or any special meeting of the shareholders and, consequently, over matters decided by the annual shareholder meeting or any special meeting of the shareholders, including the appointment of members of the directors of the Board, particularly if attendance is low among other Shareholders.  If atai acquires more than 50% of our outstanding Common Stock, atai generally will be able to determine the outcome of corporate actions requiring shareholder approval.  In this regard, the interests of atai could deviate from, and even be to the detriment of, the interests of our other Shareholders.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 37 patents and have an additional 39 published pending patent applications in several jurisdictions, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products. We are also subject to litigation and other legal proceedings and may be involved in disputes with other parties in the future which may result in litigation

We expect to file or have our partners file NDAs or ANDAs for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our partners are successful, could have a materially adverse effect on our business, financial condition and results of operations.

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

Our Common Stock has been quoted on OTC Markets under the symbol "IGXT" since January 2007.  Beginning in June 2012, our Common Stock was quoted on the OTCQX and, since April 2020, has been quoted on the OTCQB.  Our Common Stock was also listed on the TSX-V from May 2008 until our graduation to the TSX in October 2021 where our Common Stock is now trading under the under the symbol "IGX".

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

There is currently no trading market in the United States for the warrants issued by the Company in 2020 and 2021. As a result, a market is unlikely to develop for the Company's warrants in the United States and holders may not be able to sell the Company's warrants in the United States. Future trading prices of the Company's warrants will depend on many factors, including the market for similar securities, general economic conditions and our financial condition, performance and prospects. Accordingly, holders may be required to bear the financial risk of an investment in the Company's warrants for an indefinite period of time until they expire.

Risks related to our outstanding convertible debentures and convertible notes.

Issuance of shares of our Common Stock upon conversion of convertible debentures will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our Common Stock.

Conversions of the 8% Convertible Unsecured Subordinated Debentures due June 30, 2022 (the "Debentures") or the 8% Subordinate Convertible Unsecured Promissory Notes (the "Notes") would reduce a shareholder's percentage voting and ownership interest. The conversion, or potential conversion, of the Debentures or Notes could adversely affect the market price of our Common Stock and the terms on which we could obtain additional financing. In addition, our shareholders may experience further dilution upon our election to repay the Debentures or the interest payable thereon in, or convert the Notes to, shares of Common Stock.

There is no public market for the Company's Debentures in the United States, which could limit their respective trading price or a holder's ability to sell them.

There is currently no trading market for the Company's Debentures in the United States. As a result, a market is unlikely to develop for the Company's Debentures in the United States and holders may not be able to sell the Company's Debentures in the United States. Future trading prices of the Company's warrants will depend on many factors, including the market for similar securities, general economic conditions and our financial condition, performance and prospects. However, the Debentures are listed on the TSX and currently trade under the symbol IGX.DB. We do not intend to apply for listing or quotation of those Debentures on any other securities exchange or automated quotation system.

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

The majority of our expenses are paid in Canadian dollars, while a significant portion of our revenues are in U.S. dollars. Our financial results are subject to the impact of currency exchange rate fluctuations. Adverse movements in exchange rates could have an adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec. The lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we will be required to pay base rent of approximately CA$123 thousand (approximately $97 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot, every two years. Approximately 9,500 square feet of the new facility is being used to establish manufacturing capabilities for our VersaFilm™ thin film products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

On March 6, 2017, we entered into an agreement to lease additional approximately 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec.  The lease has an 8 year and 5-month term commencing on October 1, 2017 and we have retained two options to extend the lease, with each option being for an additional five years.  Under the terms of the lease we will be required to pay base rent of approximately CA$79 thousand (approximately $62 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot, every two years.  We use the leased space to manufacture the oral film VersaFilm™.

On August 31, 2021, we entered into an agreement to lease additional approximately 15,000 square feet in a property located at 6400 Abrams, St-Laurent, Quebec.  The lease has a 4 year and 6-month term commencing on September 1, 2021 and we have retained two options to extend the lease, with each option being for an additional five years.  Under the terms of the lease we will be required to pay base rent of approximately CA$145 thousand (approximately $114 thousand) per year, which will increase at a rate of CA$0.50 ($0.39) per square foot, every two years.  We are currently using the space for warehousing.

ITEM 3. LEGAL PROCEEDINGS

On March 1, 2019, a complaint for patent infringement was filed in United States District Court for the District of Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, the "Defendants") by BioDelivery Sciences International, Inc., and  Arius Two, Inc., (collectively, the "Plaintiffs"), asserting that the Defendants infringed upon BioDelivery Sciences International, Inc. Orange Book listed patents for BELBUCA, including United States Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and United States Patent No. 9,901,539 expiring December of 2032. See BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:19-cv-00444-CFC-CJB (D. Del.). Plaintiffs seek to enjoin Defendants from commercially manufacturing, using, offering for sale, or selling Defendants' generic buprenorphine buccal film within the United States, or importing Defendants' generic buprenorphine buccal film into the United States, until the expiration of U.S. Patent Nos. 8,147,866, 9,655,843, and 9,901,539. Plaintiffs are not seeking damages. Discovery is ongoing.  A trial addressing infringement is scheduled to begin on or after April 25, 2022. We believe that we will ultimately be successful in our defense of these matters.

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

On December 8, we initiated an arbitration proceeding against Tilray related to an alleged breach of the parties' 2018 license, development and supply agreement, as amended (the "Agreement"), with Tilray for the co-development and commercialization of cannabis-infused VersaFilm® products.

The action follows a press release issued by Tilray announcing its launch of medical cannabis oral strips in THC and CBD-rich varieties based on a competitive oral thin film technology to IntelGenx's VersaFilm® platform. We believes this represents a material breach of the Agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on OTC Markets under the symbol "IGXT" since January 2007.  Beginning in June 2012, our Common Stock was quoted on the OTCQX and, since April 2020, has been quoted on the OTCQB.  Our Common Stock was also listed on the TSX-V from May 2008 until our graduation to the TSX in October 2021 where our Stock is now trading under the under the symbol "IGX".

On March 24, 2022, there were approximately 48 holders of record of our Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited ("CDS"). All of our Common Stock held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2021, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal year ended 2021, we did not sell equity securities without registration under the Securities Act, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	653,846(1)	$0.58	946,154(3)
Equity Compensation Plans Not Approved by Security Holders	3,912,318(3)	$0.56	4,856,076(4)
Total	4,566,164	$0.56	5,802,230

(1)	Includes shares of our Common Stock issuable pursuant to options granted under the 2006 Stock Option Plan and RSUs awarded under our Performance and Restricted Share Unit Plan ("PRSU Plan").
(2)	The weighted average exercise price excludes restricted share unit ("RSU") awards, which have no exercise price.
(3)	On May 9, 2016, the Board adopted the 2016 Stock Option Plan which amended and restated the 2006 Stock Option Plan, which expired in August 2016. As a result of the adoption of the 2016 Stock Option Plan, no additional options will be granted under the 2006 Stock Option Plan and all previously granted options will be governed by the 2016 Stock Option Plan. Due to the nature of the changes made to the 2006 Stock Option Plan it was determined that no stockholder approvals were required by the TSX-V. The 2016 Stock Option Plan was further amended by the Board on March 21, 2022 and is now the SOP (as defined below) and certain amendments to the SOP are subject to shareholder approval at the Meeting. The number represents only securities available under the PRSU Plan.
(4)	Represents the maximum number of shares of our Common Stock available for grants under the 2016 Stock Option Plan as of December 31, 2021. No registration statement has been filed for the additional 1,678,218 shares of common stock that were available to be granted under the 2016 Stock Option Plan (now known as the SOP) pursuant to the amendment from July 2020.

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

On March 21, 2022, the Board approved amending and restating the 2016 Stock Option Plan in the form of the 2022 Amended and Restated Stock Option Plan ("SOP"). In accordance with the requirements of the Toronto Stock Exchange ("TSX"), the SOP is subject to ratification by the shareholders of the Company. The primary purpose of the SOP is to provide additional incentives to key individuals who are primarily responsible for the management, success and growth of the Company by offering selected employees, directors, officers and consultants of the Company and its subsidiaries and their respective affiliates an opportunity to purchase shares of company Common Stock. In order to ensure that the SOP conforms with evolving industry practice and shareholder expectations, the following amendments, in addition to others, were made to the 2016 Stock Option Plan and are incorporated into the SOP:

  the aggregate number of shares of common stock issuable under the SOP was amended from 11,025,965 shares of common stock to 10% of the Company's issued and outstanding shares of common stock (on a non-diluted basis) from time to time;
  the aggregate number of shares of common stock issued within any one-year period or issuable at any time to insiders under the SOP or any other security based compensation arrangement of the Company was set at to no more than 10% of the outstanding shares of common stock of the Company; and
  certain limitations for grants related to consultants, to non-insiders and for investor relations activities were removed.

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

On a go-forward basis, the Company intends to primarily compensate executive officers with RSUs and compensate non-executive employees with stock options. No RSUs were granted during fiscal years 2019, 2020 and 2021.

ITEM 6. [RESERVED]

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

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada.  Our focus is on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market.  More recently, we have made the strategic decision to enter the Canadian cannabis market with non-prescription cannabis infused oral film that launched in early 2021 and in 2020 we made the decision to enter the psychedelic market.  As a full service CDMO, we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer, manufacturing scale-up and commercial manufacturing.

Our business strategy is to leverage our proprietary drug delivery technologies and develop pharmaceutical products with tangible benefits for patients, for our partners and, once a developed product launches, retain the exclusive manufacturing rights.

Our primary growth strategy is based on providing CDMO services to the pharmaceutical industry by focusing on three key strategic areas: (1) psychedelics, (2) cannabis, and (3) animal health.

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

Product Opportunities that provide Tangible Patient Benefits

In addition to our three key strategic areas we will offer our services to develop oral film products leveraging our VersaFilm™ technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™, and our AdVersa® mucosal adhesive tablet, are two examples of our efforts to develop alternate technology platforms.  As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Corporate

On March 15, 2021, the Company announced that its wholly owned subsidiary, IntelGenx Corp. agreed to the terms of a strategic partnership with atai, a clinical-stage biopharmaceutical company aiming to transform the treatment of mental health disorders, including an equity investment by atai, pursuant to which atai will initially acquire an approximate 25% interest in the Company. The Company also announced that atai granted to IntelGenx a secured loan in the amount of $2,000,000.  As part of the strategic partnership, IntelGenx has exclusively partner with atai to develop compounds for the prevention or treatment of mental health diseases or disorders, including compounds that have psychedelic, entactogenic and/or oneirophrenic properties.

Strategic Development Agreement

Under a strategic development agreement, atai and IntelGenx Corp. will cooperate to conduct research and development projects in areas relating to the parties' respective technologies. A portion of the funds (20%) that the Company receives through atai's equity investment under the securities purchase agreement described below will be available to be credited against the costs to IntelGenx Corp. of the research and development projects. So long as atai maintains certain levels of its initial equity ownership in the Company, IntelGenx Corp. will work exclusively with atai in the field of compounds for the prevention or treatment of mental health diseases or disorders or compounds that have psychedelic, entactogenic and/or oneirophrenic properties, but excluding certain specific compounds and veterinary applications.

The commercialization of any technologies that result from the research and development projects under the strategic development agreement will be subject to agreements to be negotiated, as well as to specified pricing and royalty terms for manufacturing conducted by IntelGenx or third parties.

Securities Purchase Agreement

Under a securities purchase agreement, atai agreed to purchase 37,300,000 shares of common stock of the Company and 22,380,000 warrants ("Warrants") for aggregate gross proceeds of $12,346,300 following receipt of Shareholders' approval, which occurred at the Company's 2021 meeting of shareholders. Each Warrant entitles atai to purchase one share of common stock at a price of $0.35 for a period of three years from closing of the initial investment.  The securities purchase agreement also provides atai with the right to subscribe (in cash, or in certain circumstances, atai equity) for up to 130,000,000 additional units ("Additional Units") for a period of three years from the closing of the initial investment. Each Additional Unit will be comprised of (i) one share of common stock and (ii) one half of one warrant (each full warrant, an "Additional Warrant"). The price for the Additional Units will be (i) until the date which is 12 months following the closing, $0.331 (subject to certain exceptions), and (ii) following the date which is 12 months following the closing, the lower of (A) a 20% premium to the market price on the date of purchase, and (B) $0.50 if purchased in the second year following closing and $0.75 if purchased in the third year following closing. Each Additional Warrant will entitle atai, for a period of three years from the date of issuance, to purchase one share of common stock of the Company (the "Additional Share") at the lesser of either (i) a 20% premium to the price of the corresponding Additional Share, or (ii) the price per share under which shares of common stock of the Corporation are issued under convertible instruments that were outstanding on February 16, 2021 (the "Outstanding Convertibles"), the date on which the parties entered into a non-binding letter of intent to enter into a definitive securities purchase agreement, provided that atai may not exercise Additional Warrants to purchase more than the lesser of (x) 44,000,000 shares of common stock of the Company, and (y) the number of shares of common stock issued by the Corporation under Outstanding Convertibles.

Under the securities purchase agreement, the Company also granted atai a pro-rata equity participation right for any issuances of new securities, subject to certain exceptions.

Following the initial closing, atai holds approximately 25% (approximately 35% on a partially diluted basis) of the issued and outstanding shares of common stock and therefore became a new "Control Person" of the Corporation as such term is defined under applicable Canadian securities laws. Based on the number of issued and outstanding shares of common stock and outstanding convertible instruments on the date hereof, assuming the full exercise of its option to acquire the Additional Units and exercise of the Initial Warrants and Additional Warrants, atai would hold approximately 60% (approximately 60% on a partially diluted basis) of the issued and outstanding Shares.

Purchaser Rights Agreement

Under the purchaser rights agreement, atai has the right to appoint nominees in the same proportion to the number of Board members of the Company as the shares of common stock then held by atai, registration rights, and financial and other information rights. On August 4, 2021, the Company appointed Srinivas G. Rao, M.D., Ph.D. and Frank Stegert to its Board of Directors.

The Company will have the right to terminate the purchaser rights agreement if atai ceases to own a certain amount of the Company's equity.

Term Loan

atai also granted to IntelGenx Corp. a secured loan in the amount of $2,000,000 which was subsequently increased to $2,500,000. The loan is guaranteed by the Company and secured by all of present and future fixed assets of IntelGenx Corp., excluding any intellectual property or technology controlled or owned by IntelGenx.

IntelGenx applied approximately $800,000 from the loan to fully repay the outstanding amount on the Company's credit facilities with the Bank of Montreal. IntelGenx Corp. intends to use the balance of the loan for general working capital purposes.

On May 11, 2021, the Company announced that a significant majority of its shareholders approved the resolution approving the previously announced investment in IntelGenx Corp. by atai, pursuant to which atai had initially acquired an approximate 25% interest in the Company.  The resolution was approved by 96.6% of the votes cast by shareholders present or represented by proxy at the virtual annual meeting of shareholders held earlier today. At the meeting, shareholders also approved a resolution to amend the Company's Certificate of Incorporation to increase the total number of shares of common stock that IntelGenx is authorized to issue from 200,000,000 shares to 450,000,000 shares.

On May 14, 2021, the Company reported that the previously announced $12,346,300 investment in IntelGenx by  atai had been completed. As a result of the investment, atai holds approximately 25% of the issued and outstanding common stock of IntelGenx.

On May 19, 2021, the Company announced that the noteholders of its 6.0% convertible unsecured promissory notes due June 1, 2021, originally issued by private placement on May 8, 2018, had, by written consent in accordance with the terms of the Notes, approved proposed amendments to the Notes. As a result, (i) the maturity date of the U.S.$1,600,000 principal amount of Notes has been extended from June 1, 2021 to October 31, 2024, (ii) the interest rate on the Notes has been increased from 6% to 8%, (iii) the conversion ratio for conversions at the option of Noteholders has been changed from 6,250 fully paid and non-assessable shares of common stock for each U.S.$5,000 aggregate principal amount of the Notes then outstanding to 11,363 fully paid and non-assessable shares of common stock for each U.S.$5,000 aggregate principal amount of the Notes then outstanding, effectively representing a reduction of the conversion price from U.S.$0.80 to U.S.$0.44, and (iv) the trigger price for a conversion at the option of IntelGenx has been reduced from U.S.$1.40 or greater for 20 consecutive trading days to U.S.$0.88 or greater for 20 consecutive trading days.

On August 5, 2021, the Company announced the closing of an offering by way of private placement to certain investors in the United States of 8% convertible notes due July 31, 2025 for aggregate gross proceeds of approximately U.S.$2.1 million (the "Offering"). The Notes bear interest at a rate of 8% per annum, payable quarterly, and are convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of U.S.$0.40 per Share.  Cantone Research, Inc. ("Cantone") acted as placement agent in respect of the Offering. The Company intends to use the proceeds of the Offering to finance its Montelukast study.  In connection with the Offering, the Company paid Cantone a cash commission of approximately U.S.$199,525 in the aggregate and issued non-transferable warrants to the agent, entitling Cantone to purchase 613,000 Shares at a price of U.S.$0.40 per Share until August 4, 2023.

On September 15, 2021, the Company announced that its wholly-owned subsidiary, IntelGenx Corp. entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans (the "New Loans") available to IntelGenx in the amount of U.S.$3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023. The second loan will be subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of U.S.$2,500,000, to January 5, 2024. The obligations under the New Loans are guaranteed by the Company.

On September 15, 2021, the Company also announced that it received conditional approval from the Toronto Stock Exchange to graduate from the TSX Venture Exchange and list its shares of common stock, its 8% convertible debentures with a maturity date of June 30, 2022, and its share purchase warrants expiring on February 11, 2023 ("Feb 2023 Warrants").

On October 5, 2021, the Company announced that it received final approval to graduate to the Toronto Stock Exchange from the TSX Venture Exchange. The Company's shares of common stock, 8% convertible debentures with a maturity date of June 30, 2022, and share purchase warrants expiring on February 11, 2023 commenced trading on the TSX at market open on Thursday, October 7, 2021 under the existing stock symbols "IGX", "IGX.DB" and "IGX.WT", respectively. The shares of common stock, Debentures and the Feb 2023 Warrants were delisted from the TSXV concurrently with the commencement of trading on the TSX.

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

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2021 report an accumulated other comprehensive loss due mainly to foreign currency translation adjustments of $1,371 due to the fluctuations in the rates used to prepare our financial statements, $515 of which negatively impacted our comprehensive loss for the fiscal year ended December 31, 2021. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,

In U.S.$ thousands	2021	2020	2021	2020
	$	$	$	$
Comprehensive loss	(2,857)	(1,268)	(9,827)	(7,064)
Add (deduct):
Depreciation	202	198	791	734
Finance costs	354	321	1,488	1,202
Finance income	-	(17)	(152)	(422)
Deferred income tax	(3)	-	(6)	-
Share-based compensation	26	21	107	193
Other comprehensive (income) loss	(1)	(9)	515	20

Adjusted EBITDA Loss	(2,279)	(754)	(7,084)	(5,337)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA Loss increased by $1,525 for the three-month period ended December 31, 2021 to ($2,279) compared to ($754) for the three-month period ended December 31, 2020. Adjusted EBITDA Loss increased by $1,747 for the twelve-month period ended December 31, 2021 to ($7,084) compared to ($5,337) for the twelve-month period ended December 31, 2020. The increase in Adjusted EBITDA Loss of $1,525 for the three-month period ended December 31, 2021 is mainly attributable to a decrease in revenues of $296, and increases in SG&A expenses of $535 before consideration of stock-based compensation, R&D expenses of $468 before consideration of stock-based compensation, and Manufacturing expenses of $226 before consideration of stock-based compensation.  The increase in Adjusted EBITDA Loss of $1,747  for the twelve-month period ended December 31, 2021 is mainly attributable to a decrease in revenues of $9, and increases in SG&A expenses of $854 before consideration of stock-based compensation,  Manufacturing expenses of $799 before consideration of stock-based compensation, and R&D expenses of $85 before consideration of stock-based compensation .

Results of operations for the three month and twelve month periods ended December 31, 2021 compared with the three month and twelve month periods ended December 31, 2020.

	Three-month period ended December 31,		Twelve-month period ended December 31,
In U.S.$ thousands	2021	2020	2021	2020

Revenue	$494	$790	$1,535	$1,544

Research and Development Expenses	807	337	2,717	2,637

Manufacturing Expenses	658	435	2,256	1,477

Selling, General and Administrative Expenses	1,334	793	3,753	2,960

Depreciation of tangible assets	202	198	791	734

Operating Loss	(2,507)	(973)	(7,982)	(6,264)

Net Loss	(2,858)	(1,277)	(9,312)	(7,044)

Comprehensive Loss	(2,857)	(1,268)	(9,827)	(7,064)

Revenue

Total revenues for the three-month period ended December 31, 2021 amounted to $494, representing a decrease of $296 or 37% compared to $790 for the three-month period ended December 31, 2020.  Total revenues for the twelve-month period ended December 31, 2021 amounted to $1,535 representing a decrease of $9 or 1% compared to $1,544 for the twelve-month period ended December 31, 2020.  The decrease for the three-month period ended December 31, 2021 compared to the last year's corresponding period is mainly attributable to a decrease in Revenues from Licensing agreements of $425, offset by increases in and R&D revenues of $94 and Product revenues of $35.  The decrease for the twelve-month period ended December 31, 2021 compared to the last year's corresponding period is mainly attributable to a decrease in Revenues from Licensing agreements of $733, offset by increases in R&D revenues of $137, Product revenues of $267 and Sales milestones revenues of $320.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended December 31, 2021 amounted to $807, representing an increase of $470 or 139%, compared to $337 for the three-month period ended December 31, 2020. R&D expenses for the twelve-month period ended December 31, 2021 amounted to $2,717, representing an increase of $80 or 3%, compared to $2,637 recorded in the same period of 2020.

The increase in R&D expenses for the three-month period ended December 31, 2021 is mainly attributable to increases in salary expenses of $163 due to new hires, the allocation of the 20% credit of $115 as per the strategic development agreement with atai, study costs of $78, a decrease in R&D estimated tax credits of $63, consulting fees of $53, and R&D batch development expenses of $37, offset by a decrease in patent expenses of $39.

The increase in R&D expenses for the twelve-month period ended December 31, 2021 is mainly attributable to increases in salary expenses of $275 (mainly attributable to the Canada Emergency Wage Subsidy received only in 2020 and due to new hires in 2021), the allocation of the 20% credit of $115 as per the strategic development agreement with atai, a decrease in R&D estimated tax credits of $57, R&D batch development expenses of $54, consulting fees of $19, and patent expenses of $13, offset by decreases in lab supplies of $225, analytical costs of $127 and study costs of $113.

In the twelve-month period ended December 31, 2021 we recorded estimated Research and Development Tax Credits of $183, compared with $240 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended December 31, 2021 amounted to $658, representing an increase of $223 or 51%, compared to $435 for the three-month period ended December 31, 2020. Manufacturing expenses for the twelve-month period ended December 31, 2021 amounted to $2,256 representing an increase of $779 or 53%, compared to $1,477 for the twelve-month period ended December 31, 2020.

The increase in Manufacturing expenses for the three-month period ended December 31, 2021 is mainly attributable to increases in salary expenses of $166 due to new hires, supplies and consumables of $36, and quality expenses of $13.

The increase in Manufacturing expenses for the twelve-month period ended December 31, 2021 is mainly attributable to increases in salary expenses of $448 (mainly attributable to the Canada Emergency Wage Subsidy received only in 2020 and due to new hires in 2021) and supplies and consumables of $341.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended December 31, 2021 amounted to $1,334, representing an increase of $541 or 68%, compared to $793 for the three-month period ended December 31, 2020. SG&A expenses for the twelve-month period ended December 31, 2021 amounted to $3,753, representing an increase of $793 or 27%, compared to $2,960 recorded in the same period of 2020.

The increase in SG&A expenses for the three-month period ended December 31, 2021 is mainly attributable to increases in salaries and compensation expenses of $211 due to new hires, filing fees of $149 in relation to the TSX graduation, leasehold expenses of $63, insurance expense of $26, and by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency in the amount of $75.

The increase in SG&A expenses for the twelve-month period ended December 31, 2021 is mainly attributable to increases in salaries and compensation expenses of $942 (mainly attributable to the issuance of new DSUs to the board members granted in 2021m due to new hires in 2021, and due to the Canada Emergency Wage Subsidy received only in 2020), leasehold expenses of $253 (mainly attributable to the fact that the Company benefited from the Canadian government rent relief program related to the COVID-19 pandemic only in 2020), filing fees of $155 in relation to the TSX graduation and insurance expense of $71, offset by the variation of the foreign exchange expense due to the depreciation of the CA dollar vs the US currency of $479 (mostly due to increase in cash and investments held in USD) and decreases in professional fees of $155.

Depreciation of tangible assets

In the three-month period ended December 31, 2021 we recorded an expense of $202 for the depreciation of tangible assets, compared with an expense of $198 thousand for the same period of the previous year.  In the twelve-month period ended December 31, 2021 we recorded an expense of $791 for the depreciation of tangible assets, compared with an expense of $734 for the same period of the previous year

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2021 amounted to $26 compared to $21 for the three-month period ended December 31, 2020. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2021 amounted to $107 compared to $193 for the twelve-month period ended December 31, 2020.

We expensed approximately $107 in the twelve-month period ended December 31, 2021 for options granted to our employees in 2020 and 2021 under the 2016 Stock Option Plans and $Nil for options granted to consultants, compared with $156 and $37 respectively that was expensed in the same period of the previous year.

There remains approximately $146 in stock-based compensation to be expensed in fiscal 2022, of which $24 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense

Key items from the balance sheet

	December 31, 2021	December 31, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current assets	$11,437	$4,305	$7,132	166%

Leasehold improvements and equipment, net	5,213	5,851	(638)	(11%)

Security deposits	252	252	0	0%

Operating lease right-of-use asset	1,003	710	293	41%

Current liabilities (excluding convertible debentures and notes)	2,773	2,882	(109)	(4%)

Long-term debt	2,500	171	2,329	1,362%

Convertible debentures	4,247	5,461	(1,214)	(22%)

Convertible notes	3,709	2,991	718	24%

Operating lease liability	642	482	160	33%

Finance lease liability	84	84	0	0%

Capital Stock	1	1	0	0%

Additional paid-in-capital	63,104	48,453	14,651	30%

Current assets

Current assets totaled $11,437 at December 31, 2021 compared with $4,305 at December 31, 2020. The increase of $7,132 is mainly attributable to increases in cash of $2,740, short-term investments of $4,966, accounts receivable of $420, offset by decreases in investment tax credits receivable of $199, prepaid expenses of $57, contract asset of $354, security deposits of $202, and inventory of $182.

Cash

Cash totaled $3,945 as at December 31, 2021 representing an increase of $2,740 compared with the balance of $1,205 as at December 31, 2020. The increase in cash on hand relates to net cash provided by financing activities of $15,492, offset by net cash used in operating activities of $7,173 and cash used in investing activities of $5,074 and a negative effect of foreign exchange of $505.

Short term investments

Short term investments totaled $6,004 as at December 31, 2021, representing an increase of $4,966 compared with the balance of $1,038 as at December 31, 2020.  The increase in short term investments is attributable to acquisition of investments to fund operations.

Accounts receivable

Accounts receivable totaled $680 as at December 31, 2021 representing an increase of $420 compared with the balance of $260 as at December 31, 2020. The increase is related to the invoicing of revenues incurred in the three month period ended December 31, 2021 as well as some unpaid invoices from Q3 2021.

Prepaid expenses

As at December 31, 2021, prepaid expenses totaled $105 compared with $162 as of December 31, 2020. The decrease may be explained by the expensing of advance payments made in December 2020.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $436 as at December 31, 2021 compared with $635 as at December 31, 2020. The decrease is attributable to the collection of the 2019 amount.

Inventory

As at December 31, 2021, inventories totaled $62 compared to a balance of $244 as at December 31, 2020. An amount of $144 was recognized in Research and development expenses.

Leasehold improvements and equipment

As at December 31, 2021, the net book value of leasehold improvements and equipment amounted to $5,213, compared to $5,851 as at December 31, 2020. In the year ended December 31, 2021 additions to assets totaled $108 and mainly comprised of $61 for laboratory and office equipment, $30 for manufacturing equipment and $18 for computer equipment and variation of foreign exchange fluctuation, offset by depreciation expense of $791.

Security deposit

A security deposit in the amount of CA$300 ($237) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2021.  Security deposits in the amount of CA$14 ($11) for utilities and CA$5 ($4) for Cannabis license were also recorded as at December 31, 2021.  Security deposit in the amount of CA$260 ($252) for the term loan was also recorded as at December 31, 2021 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,299 as at December 31, 2021 (December 31, 2020 - $1,989).  The increase is mainly attributable to an increase in accrued liabilities as at December 31, 2021.

Long-term debt

atai has granted to the Company a secured loan in the initial amount of $2,000,000, bearing interest at 8%.  An additional advance for $500,000 was also granted in May 2021. Together with the initial amount of $2,000,000, atai has granted a total amount of $2,500,000 to the Company. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each.  The first loan was received in January 2022 and the second loan will be available in January 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.  The loan bears interest at 8%. The interest for the year ended December 31, 2021 amounts to $156,000 and is recorded in financing and interest expense.

Convertible debentures

Convertible debentures totaled $4,247 as at December 31, 2021 as compared to $5,641 as at December 31, 2020.  We issued a total aggregate principal amount of CA$7,600,000 ($5,995,000) of debentures at a price of CA$1,000 ($789) per debenture in July 2017 and August 2017.  On June 25, 2020, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CA$1.35 ($1.06) to CA$0.50 ($0.39).  The convertible debentures have been recorded as a liability as at December 31, 2021

The accretion expense for the year ended December 31, 2021 amounts to CA$288,000 ($230,000) (CA$398,000, (297,000) in 2020).  The interest on the convertible debentures as at December 31, 2021 amounts to CA$549,000 ($438,000).  The interest on the convertible debentures as at December 31, 2020 amounts to CA$606,000 ($452,000)  out of which CA$309 thousand ($218 thousand) was paid in cash on June 25, 2020 and CA$297 thousand ($234 thousand) was paid by issuance of 887,880 shares of Common Stock on December 31, 2020, and is recorded in Financing and interest expense.  A gain on debt extinguishment based on its present value calculation was recognized in finance and interest income in the amount of $401 for the year ended December 31, 2020, which will be accreted until June 30, 2022.

During the year ended December 31, 2021, CAD$1,926,000 ($1,519,000) of convertible debentures were converted into 3,852,000 shares of common stock at the option of the holders, resulting in an increase in additional paid-in capital of $1,498,000.

During the year ended December 31, 2020, CA$141,000 ($111,000) of convertible debentures were converted into 282,000 shares of Common Stock at the option of the holders, resulting in an increase in additional paid-in capital of $103,000.

Convertible notes

Convertible notes totaled $3,709 as at December 31, 2021 as compared to $2,991 as at December 31, 2020 out of which $1,486 was classified as short-term. The convertible notes have been recorded as a liability.

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

On August 5, 2021, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $2.1 million principal amount of 8% convertible notes due July 31, 2025. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.40 per Share. The Company intends to use the proceeds of the Offering for the Montelukast clinical program. In connection with the Offering, the Company paid to an agent a cash commission of approximately $199,525 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 613,000 shares of common stock at a price of $0.40 per Share until August 4, 2023. Management has determined the value of the agents' warrants to be $164,000. The convertible notes have been recorded as a liability.  Total transactions costs in the amount of $268 thousand were recorded against the liability. The Company recognized the value of the embedded beneficial conversion feature of $411 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes.

The accretion expense for the year ended December 31, 2021 amounts to $247 compared to $242 for the comparative period in 2020.  The interest on the convertible notes for the year ended December 31, 2021 amounts to $302 ($125 in 2020) and is recorded in Financing and interest expense.

During the year ended December 31, 2021, $712,000 of convertible notes were converted into 1,985,847 shares of common stock at the option of the holders, resulting in an increase in additional paid-in capital of $632,000.

Shareholders' equity

As at December 31, 2021 we had accumulated a deficit of $57,863 compared with an accumulated deficit of $48,551 as at December 31, 2020. Total assets amounted to $17,905 and shareholders' equity totaled $3,871 as at December 31, 2021, compared with total assets and shareholders' deficiency of $11,118 and $953 respectively, as at December 31, 2020.

Capital stock

As at December 31, 2021 capital stock amounted to $1.5457 (December 31, 2020: $1.1143). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $63,104 as at December 31, 2021, as compared to $48,453 at December 31, 2020.  Additional paid in capital increased by $14,651 from which $8,398 was the value of the common stock issued to atai, $3,526 was the value of the warrants issued to atai, $325 was the value of the beneficial conversion feature, net of a deferred income tax liability of $86, $632 was the value of the conversion of the convertible notes, $1,498 was the value of the conversion of the convertible debentures, $164 was the value of the Agents' warrants issued in connection with the August 2021 private placement, $107 was from stock based compensation attributable to the amortization of stock options granted to employees, and $1 was for interest paid by issuance of shares of common stock.

Taxation

As at December 31, 2021, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $39,823 (December 31, 2020: $31,673) and $43,482 (December 31, 2020: $33,905) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2041. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2020, we had non-refundable tax credits of $2,912 thousand (2020: $2,802 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $177 thousand is expiring in 2028, $155 thousand is expiring in 2029, $132 thousand is expiring in 2030, $141 thousand is expiring in 2031, $176 thousand is expiring in 2032, $117 thousand is expiring in 2033, $89 thousand expiring in 2034, $104 thousand is expiring in 2035, $144 thousand expiring in 2036,  $275 thousand is expiring in 2037, $594 thousand expiring in 2038, $359 thousand expiring in 2039, $298 thousand expiring in 2040, and $183 expiring in 2041 and undeducted research and development expenses of $16,566 thousand (2020: $15,302 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	December 31, 2021	December 31, 2020	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(7,173)	$(5,768)	$(1,405)	24%
Financing Activities	15,492	6,240	9,252	148%
Investing Activities	(5,074)	(526)	(4,548)	865%
Cash - end of period	3,945	1,205	2,740	227%

Statement of cash flows

Net cash used in operating activities was $7,173 for the year ended December 31, 2021, compared to net cash used by operating activities of $5,768 for the year ended December 31, 2020. For the year ended December 31, 2021, net cash used by operating activities consisted of a net loss of ($9,312) (2020: $7,044) before depreciation, stock-based compensation, accretion expense, DSU expense, interest paid by issuance of Common Stock, gain on debt extinguishment, lease non-cash expense and deferred income tax in the amount of $1,450 (2020: $1,152) and an increase in non-cash operating elements of working capital of $689 compared with an increase of $124 for the year ended December 31, 2020.

The net cash provided by financing activities was $15,492 for the year ended December 31, 2021, compared to net cash provided by financing activities of $6,240 for the year ended December 31, 2020.  For the year ended December 31, 2021, an amount of $12,346 (2020: $5,564) derives from proceeds from issuance of shares, an amount of $2,500 (2020: $Nil) derives from the issuance of a loan, and an amount of $1,897 (2020: $1,601) derives from the net proceeds from convertible notes, offset by repayment of term loans for an amount of $737 (2020: $474), the transaction costs related to share issuance of $422 (2020: $320), transaction costs related to debt extinguishment of $29 (2020: $69), the transaction costs related to the convertible notes of $34 (2020: $62), and finance lease payments of $29 (2020: $Nil).

Net cash used in investing activities amounted to $5,074 for the year ended December 31, 2021 compared to net cash used in investing activities of $526 for the year ended December 31, 2020. The net cash used in investing activities for the year ended December 31, 2021 relates to the acquisition of short-term investments of $6,000 (2020: $4,532) and the purchase of fixed assets for $108 (2020: $120), offset by redemption of short-term investments of $1,034 (2020: $4,126).

The balance of cash as at December 31, 2021 amounted to $3,945, compared to $1,205 at December 31, 2020.

Commitments

On April 24, 2015 we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec.  The lease has a 10 year and 6-month term commencing September 1, 2015.  IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$123 thousand (approximately $97 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot, every two years.

On March 6, 2020 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2020 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years.  Under the terms of the Lease we will be required to pay base rent of approximately CA$79 thousand (approximately $62 thousand) per year, which will increase at a rate of CA$0.25 ($0.20) per square foot every two years.

On August 31, 2021 we entered into an agreement to lease additional approximately 15,000 square feet in a property located at 6400 Abrams, St-Laurent, Québec.  The lease has a 4 year and 6-month term commencing September 1, 2021 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$145 thousand (approximately $114 thousand) per year, which will increase at a rate of CA$0.50 ($0.39) per square foot, every two years.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $1,168 thousand, as follows:

2022	274
2023	277
2024	285
2025	285
2026	47

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The aggregate minimum lease payments for laboratory equipment are approximately $132 thousand, as follows:

2022	43
2023	43
2024	40
2025	6

We have initiated a project to expand the existing manufacturing facility.  We have signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing.  As at December 31, 2021 an amount of Euro1,425 thousand has been paid with respect to these agreements.

IT Infrastructure

We have an IT Infrastructure Disaster Recovery Plan in place.  In the event of a disaster (cyber attack), a full recovery of our IT system is estimated to be recovered within a week. A timeline is being determined to test the disaster recovery plan.

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying.  The sales tax assessments amount to $243,000 (including interest and penalties of $28,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $215,000 and net earnings would decrease by $215,000.

Subsequent events

Subsequent to the end of the year, CAD$40,000 ($32,000) of convertible debentures were converted into 80,000 common shares at the option of the holders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2021 our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC, as the Company qualifies as a "smaller reporting company".

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGRADING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2022 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2022 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under "Audit Fees" in the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II "Financial Statements and Supplementary Data:

A. Report of Independent Registered Public Accounting Firm Richter LLP, PCAOB ID# 989, Montreal, Quebec

B. Consolidated Balance Sheets as of December 31, 2021 and 2020.

C. Consolidated Statements of Shareholders' Equity for the years ended of December 31, 2021 and 2020.

D. Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2021 and 2020.

E. Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

F. Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	Amendment to the Certificate of Incorporation (incorporated by reference to the Form S-1/A filed on May 12, 2017)
3.5	Third Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2022)

4.1	Trust Indenture with TSX Trust Company, dated July 12, 2017 (incorporated by reference to the Form 8-K filed on July 12, 2017)
4.2	Warrant Indenture dated February 11, 2020 (incorporated by reference to the Form 8-K filed on February 12, 2020)
4.3	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Form 10-K filed on March 26, 2020)
4.4	Second Supplemental Trust Indenture, June 25, 2020.(incorporated by reference to the Form 8-K on December 23, 2020)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1+	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)
10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4+	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.5+	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.6+	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.8	Second Amended 2016 Stock Option Plan, July 16, 2020 (incorporated by reference to the Form 8-K on July 17, 2020)
10.9+	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)
10.10+	Employment Agreement Nadine Paiement, January 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)
10.11+	Employment Agreement Dana Matzen, March 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)
10.12+	2016 Stock Option Plan May, 11 2016 (incorporated by reference to the Form S-8 Registration Statement filed on August 3, 2016)
10.13	Amended Principal's Registration Rights Agreement, November 8, 2016 (incorporated by reference to Form 10-Q filed on November 10, 2016)
10.14	Agency Agreement dated June 28, 2017 (incorporated by reference to the Form 8-K filed on July 5, 2017)
10.15+	Deferred Share Unit Plan for non-employee directors (incorporated by reference to the Form 10-K filed on March 29, 2018)
10.16	Placement Agent Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.17	Form of Warrant dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.18	Form of Securities Purchase Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.19	Form of Registration Rights Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.20	Form of Note dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.21	Placement Agent Agreement between the Company and H.C. Wainwright & Co., LLC dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)
10.22	Placement Agent Agreement between the Company and Echelon Wealth Partners Inc. dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)
10.23	Form of Warrant (incorporated by reference to the Form 8-K on October 22, 2018)
10.24	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on October 22, 2018)
10.25	Form of Agent Warrant (incorporated by reference to the Form S-1/A on filed on January 30, 2020)
10.26	Agency Agreement dated January 27, 2020 (incorporated by reference to the Form 8-K filed on January 29, 2020)
10.27	Loan Agreement dated March 9, 2021 (incorporated by reference to the Form 10-K filed on March 25, 2021)

10.28[#]	Strategic Development Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021) ,
10.29±	Securities Purchase Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021)
10.30	Purchaser Rights Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021)
10.31	Amended and Restated Securities Purchase Agreement dated May 14, 2021 (incorporated by reference to the Form 8-K filed on May 17, 2021)
10.32	First Amendment to Loan Agreement dated May 14, 2021 (incorporated by reference to the Form 8-K filed on May 17, 2021)
10.33	Amendment No. 1 to 6% Subordinated Convertible Unsecured Promissory Note dated May 24, 2021 (incorporated by reference to the Form 8-K filed on May 25, 2021)
10.34	Form of Initial Warrant dated May 14, 2021 (incorporated by reference to the Form 10-Q filed on August 4, 2021)
10.35	Form of Additional Unit Warrant dated May 14, 2021 (incorporated by reference to the Form 10-Q filed on August 4, 2021)
10.36	Form of Note (incorporated by reference to the Form 8-K filed on August 11, 2021)
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consent of Richter LLP
31.1*	Certification of Horst G. Zerbe, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Andre Godin, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Horst G. Zerbe, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Andre Godin, President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

+ Indicates management contract or employee compensation plan.

[# Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.]

±Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.
ITEM 16. FORM 10-K SUMMARY. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 24, 2022, thereunto duly authorized.

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

Signature	Position	Date

By: /s/ Horst G. Zerbe	Chief Executive Officer and Chairman of the Board	March 24, 2022
Horst G. Zerbe

By: /s/Andre Godin	President and Chief Financial Officer	March 24, 2022
Andre Godin

By: /s/ Bernard Boudreau	Director, Vice Chairman of the Board	March 24, 2022
J. Bernard Boudreau

By: /s/Bernd Melchers	Director	March 24, 2022
Bernd J. Melchers

By: /s/John Marinucci	Director	March 24, 2022
John Marinucci

By: /s/Clemens Mayr	Director	March 24, 2022
Clemens Mayr

By: /s/Mark Nawacki	Director	March 24, 2022
Mark Nawacki

By: /s/Frank Stegert	Director	March 24, 2022
Frank Stegert

By: /s/Srinivas Rao	Director	March 24, 2022
Srinivas Rao

IntelGenx Technologies Corp.

Consolidated Financial Statements

December 31, 2021 and 2020

(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements

December 31, 2021 and 2020

(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States ("US GAAP").

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

Impairment of leasehold improvements and equipment

As reflected in the Company's consolidated financial statements, at December 31, 2021, the Company's leasehold improvements and equipment amounted to $5,213 million. Long-lived assets must be reviewed for possible impairment if circumstances indicate the carrying amount of the asset may not be recoverable. Given that the plant is not currently operating at capacity, the Company evaluated its leasehold improvements and equipment for recoverability and concluded that they were not impaired. Auditing the Company's impairment assessment involved subjective auditor judgment due to the significant estimation involved in determining the fair value, including the forecasted cash flows used to evaluate the recoverability and the significant assumptions used in estimating the fair values of long-lived assets. We therefore identified the impairment of leasehold improvements and equipment as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

  Obtaining an understanding of the impairment process and the controls relating to management's impairment test,
  Reviewing the valuation methodology to assess whether the methodology was widely recognized and appropriate for use in the valuation of leasehold improvements and equipment,
  Testing management's process for determining the forecasted future cash flows used to evaluate the recoverability. We evaluated the reasonableness of management's forecasts of future manufacturing and operating margin by comparing the Company's plans and forecasts to current industry and economic trends,
  Evaluating whether the data and assumptions used were reasonable by considering the past performance, industry and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit,
  Performing sensitivity analysis on the significant data and assumptions used.

We have served as the Company's auditors since 2005.

Montréal, Quebec
March 24, 2022

IntelGenx Technologies Corp.
Consolidated Balance Sheets

As at December 31, 2021 and 2020

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	December 31, 2021	December 31, 2020

Assets

Current

Cash	$3,945	$1,205
Short-term investments	6,004	1,038
Accounts receivable	680	260
Prepaid expenses	105	162
Investment tax credits receivable	436	635
Contract asset	-	354
Security deposits	205	407
Inventories (note 5)	62	244

Total current assets	11,437	4,305

Leasehold improvements and equipment, net (note 6)	5,213	5,851

Security deposits	252	252

Operating lease right-of-use-asset	1,003	710

Total assets	$17,905	$11,118

Liabilities

Current
Accounts payable and accrued liabilities	2,299	1,989
Current portion of long-term debt (note 8)	-	561
Current portion of operating lease liability (note 17)	249	141
Current portion of finance lease liability (note 17)	36	25
Deferred revenue	189	166
Convertible notes (note 10)	-	1,486
Convertible debentures (note 9)	4,247	-

Total current liabilities	7,020	4,368

Long-term debt (note 8)	2,500	171

Convertible notes (note 10)	3,709	1,505

Convertible debentures (note 9)	-	5,461

Operating lease liability (note 17)	642	482

Finance lease liability (note 17)	84	84

Deferred income tax liability (note 10)	79	-

Total liabilities	14,034	12,071

Contingencies (note 11)

Subsequent event (note 20)

Shareholders' equity

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 154,571,289 shares issued and outstanding (2020: 111,429,532 common shares) (note 12)	1	1

Additional paid-in capital (note 13)	63,104	48,453

Accumulated deficit	(57,863)	(48,551)

Accumulated other comprehensive loss	(1,371)	(856)

Total shareholders' equity (deficit)	3,871	(953)

	$17,905	$11,118

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers Director	/s/ Horst G. Zerbe Director

IntelGenx Technologies Corp.
Consolidated Statement of Shareholders' Deficit

For the Year Ended December 31, 2020

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2019	93,942,652	$1	$42,635	$(41,507)	$(836)	$293

Other comprehensive loss	-	-	-	-	(20)	(20)

Common stock issued, net of transaction costs of $778 (note 12)	16,317,000	-	3,912	-	-	3,912

Warrants issued, net of transaction costs of $240 (note 12)	-	-	1,207	-	-	1,207

Agents' warrants issued (notes 10 and 12)	-	-	169	-	-	169

Conversion of convertible debentures (note 9)	282,000	-	103	-	-	103

Interest paid by issuance of common shares (note 9)	887,880	-	234	-	-	234

Stock-based compensation (note 12)	-	-	193	-	-	193

Net loss for the year	-	-	-	(7,044)	-	(7,044)

Balance - December 31, 2020	111,429,532	$1	$48,453	$(48,551)	$(856)	$(953)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity

For the Year Ended December 31, 2021

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2020	111,429,532	$1	$48,453	$(48,551)	$(856)	$(953)

Other comprehensive loss	-	-	-	-	(515)	(515)

Issuance of shares to atai Life Sciences (net of transaction costs of $297) (note 12)	37,300,000	-	8,398	-	-	8,398

Issuance of warrants to atai Life Sciences (net of transaction costs of $125) (note 12)	-	-	3,526	-	-	3,526

Agents' warrants issued (note 10)	-	-	164			164

Conversion of convertible notes (note 10)	1,985,847	-	632	-	-	632

Conversion of convertible debentures (note 9)	3,852,000	-	1,498	-	-	1,498

Interest paid by issuance of common shares (note 10)	3,910		1			1

Stock-based compensation (note 12)	-	-	107	-	-	107

Beneficial conversion feature, net of a deferred income tax liability of $86 (note 10)	-	-	325	-	-	325

Net loss for the period	-	-	-	(9,312)	-	(9,312)

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	2021	2020

Revenues (note 15)	$1,535	$1,544

Total revenues	1,535	1,544

Expenses
Research and development expense	2,717	2,637
Manufacturing expense	2,256	1,477
Selling, general and administrative expense	3,753	2,960
Depreciation of tangible assets	791	734
Total expenses	9,517	7,808

Operating loss	(7,982)	(6,264)

Finance and interest income	152	422

Financing and interest expense	(1,488)	(1,202)

Net financing and interest expense	(1,336)	(780)

Loss before income taxes	(9,318)	(7,044)

Deferred income tax	6	-

Net loss	(9,312)	(7,044)

Other comprehensive (loss) income
Change in fair value	(7)	102
Foreign currency translation adjustment	(508)	(122)
	(515)	(20)
Comprehensive loss	$(9,827)	$(7,064)

Basic and diluted:
Weighted average number of shares outstanding	137,003,313	108,440,888

Basic and diluted loss per common share (note 19)	$(0.07)	$(0.07)

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statements of Cash Flows

For the Year Ended December 31, 2021 and 2020

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	2021	2020
Funds (used) provided -

Operating activities
Net loss	$(9,312)	$(7,044)
Depreciation of tangible assets	791	734
Stock-based compensation	107	193
Accretion expense	477	539
DSU expense	224	(142)
Interest paid by issuance of common shares	1	234
Gain on debt extinguishment (notes 9 and 10)	(151)	(401)
Lease non-cash expense	7	(5)
Deferred income tax	(6)	-
	(7,862)	(5,892)
Changes in non-cash items related to operations:
Accounts receivable	(420)	121
Prepaid expenses	57	8
Investment tax credits receivable	199	(260)
Contract asset	354	(354)
Inventory	182	138
Security deposits	206	113
Accounts payable and accrued liabilities	88	192
Deferred revenues	23	166
Net change in non-cash items related to operations	689	124
Net cash used in operating activities	(7,173)	(5,768)

Financing activities
Repayment of long-term debt	(737)	(474)
Issuance of loan	2,500	-
Finance lease payments	(29)	-
Proceeds from issuance of shares	12,346	5,564
Transaction costs of share issuance	(422)	(320)
Net proceeds from convertible notes	1,897	1,601
Transaction costs of convertible notes	(34)	(62)
Transaction costs of debt extinguishment	(29)	(69)
Net cash provided by financing activities	15,492	6,240

Investing activities
Additions to leasehold improvements and equipment	(108)	(120)
Acquisitions of short-term investments	(6,000)	(4,532)
Redemptions of short-term investments	1,034	4,126
Net cash used in investing activities	(5,074)	(526)

Increase (decrease) in cash	3,245	(54)

Effect of foreign exchange on cash	(505)	(73)

Cash

Beginning of year	1,205	1,332
End of year	$3,945	$1,205

See accompanying notes

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

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

IntelGenx Corp. is a drug delivery company focused on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market.  More recently, IntelGenx made the strategic decision to enter the Canadian cannabis market with a non-prescription cannabis infused oral film that launched in early 2021 and in 2020 made the decision to enter the psychedelic market.  As a full service contract development and manufacturing organization ("CDMO") IntelGenx is offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development, clinical monitoring, regulatory support, technology transfer, manufacturing scale-up, and commercial manufacturing. The Company's main product development efforts are based upon four delivery platform technologies: (1) VersaFilm™, an oral film technology, (2) AdVersa®, a mucoadhesive tablet technology, (3) the VetaFilmTM technology platform for veterinary applications and (4) DisinteQ™ a disintegrating oral film technology.

The Company's business strategy is to leverage its proprietary drug delivery technologies and develop pharmaceutical products with tangible benefits for patients, for partners and, once the product launches, retain the exclusive manufacturing rights.

Managing the project pipeline is a key Company success factor. Three focus areas have been identified; psychedelics, cannabis and animal health where the Company believes it can establish a leadership position with its drug delivery technology. The Company has undertaken a strategy under which it will work with pharmaceutical companies in order to apply its oral film technology to pharmaceutical products for which patent protection is nearing expiration, a strategy which is often referred to as "lifecycle management."  Under §505(b)(2) of the Food, Drug, and Cosmetics Act (the "FDCA"), the FDA may grant market exclusivity for a term of up to three years following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or a combination.

The Company's product portfolio includes a blend of generic and branded products based on its proprietary delivery technology ("generic" products are essentially copies of products that have already received FDA approval). Of the projects currently in the Company's portfolio, 12 use the VersaFilm™ technology and one uses the AdVersa™ technology.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies

Adoption of New Accounting Policies

ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

On January 1, 2021, the Company adopted ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period:

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

These new amendments did not have a material impact on the consolidated financial statements of the Company.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

The following is a description of principal activities - separated by nature - from which the Company generates its revenue.

Product revenue

The Company recognizes revenue from the sale of its products when the following conditions are met; delivery has occurred; the price is fixed or determinable; the collectability is reasonable assured and persuasive evidence of an arrangement exists.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the asset's amortized cost basis. Changes in the allowance for credit losses are reported in Credit Loss expense, included in Selling, General and Administrative Expenses.

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

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2021 totaled $382 (2020: $Nil).

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

4. Short-term investments

As at December 31, 2021, short-term investments consisted of investments in mutual funds of $6 million (2020 - $1 million (CAD$1.3 million)) and are with a Canadian financial institution having a high credit rating.

5. Inventory

Inventory as at December 31, 2021 consisted of raw materials in the amount of $62 thousand (2020 - $244 thousand). An amount of $190 thousand ($Nil in 2020) was recognized in Manufacturing expenses and an amount of $44 (2020 - $138 thousand) was recognized in Research and development expenses.

6. Leasehold Improvements and Equipment

			2021	2020
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,851	$1,502	$3,349	$3,624
Laboratory and office equipment	1,475	1,093	382	416
Computer equipment	152	113	39	33
Leasehold improvements	3,439	1,996	1,443	1,778
	$9,917	$3,934	$5,213	$5,851

From the balance of manufacturing equipment, an amount of $1,832 thousand (2020 - $1,824 thousand) represents assets which are still under construction as at December 31, 2021 and are consequently not depreciated. The commitment of the Company for the remainder of the project is as disclosed in note 11.

7. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($59 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($335 thousand).

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

8. Long-Term Debt

atai Life Sciences ("atai") has granted to the Company a secured loan in the initial amount of $2,000,000, bearing interest at 8%. An additional advance for $500,000 was also granted in May 2021. Together with the initial amount of $2,000,000, atai has granted a total amount of $2,500,000 to the Company. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the year ended December 31, 2021 amounts to $156,000 and is recorded in financing and interest expense.

The components of the Company's debt are as follows:

	December 31, 2021 $	December 31, 2020 $

Loan payable to atai	2,500	-
Term loan facility	-	732
Total debt	2,500	732

Less: current portion	-	561

Total long-term debt	2,500	171

The Company's term loan facility consisted of a total of CAD$4 million ($3.16 million) bearing interest at the Bank's prime lending rate plus 2.50%, with monthly principal repayments of CAD$62 thousand ($49 thousand).

The term loan was repaid in full during the year ended December 31, 2021.

9. Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,394,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,394,000) of Debentures at a price of CAD$1,000 ($789) per Debenture. The Debentures had a maturity date June 30, 2020 and interest at an annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price will be CAD$1.35 ($1.06) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($789) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($601,000).

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

9.    Convertible Debentures (Cont'd)

Together with the principal amount of CAD$6,838,000 ($5,394,000) of Debentures issued on July 12, 2017, the Company issued a total aggregate principal amount of CAD$7,600,000 ($5,995,000) of Debentures at a price of CAD$1,000 ($789) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.06) to CAD$0.50 ($0.39). This extension was accounted for as an extinguishment and the debentures were re-measured at fair value on June 30, 2020. This re-measurement resulted in a gain on extinguishment in the amount of CAD$547,000 ($401,000) recognized in finance and interest income.

The components of the convertible debentures subsequent to the extension are as follows:

	December 31, 2021	December 31, 2020

Face value of the convertible debentures	$3,977	$5,418
Transaction costs	(74)	(74)
Accretion	344	117
Convertible debentures	$4,247	$5,461

The convertible debentures have been recorded as a liability. The accretion expense for the year ended December 31, 2021 amounts to CAD$288,000 ($230,000), compared to CAD$398,000 ($297,000) for the comparative period in 2020.

During the year ended December 31, 2021, CAD$1,926,000 ($1,519,000) of convertible debentures were converted into 3,852,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $1,498.

During the year ended December 31, 2020, CAD$141,000 ($111,000) of convertible debentures were converted into 282,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $103 thousand.

Interest accrued on the convertible debentures for the year ended December 31, 2021 amounts to CAD$549 thousand ($438 thousand) and is recorded in financing and interest expense.

Interest accrued during the year ended December 31, 2020 on the convertible debentures amounts to CAD$606 thousand ($452 thousand) out of which CAD$309 thousand ($218 thousand) was paid in cash on June 25, 2020 and CAD$297 thousand ($234 thousand) was paid by issuance of 887,880 common shares on December 31, 2020.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

10.  Convertible Notes

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the year ended December 30, 2021 amounts to $58,000 (2020: $Nil). The warrants have been recorded as equity. The Company recognized the value of the embedded beneficial conversion feature of $411 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes.

The components of the convertible notes are as follows:

December 31, 2021
Face value of the convertible notes	$2,101
Transaction costs	(403)
Accretion	58
Beneficial conversion feature	(411)
Convertible notes	$1,345

The interest on the convertible notes for the year period ended December 31, 2021 amounts to $68,000 (2020: $Nil) and is recorded in financing and interest expense.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

10.  Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

December 31, 2021
Face value of the convertible notes	$909
Transaction costs	(29)
Accretion	21
Convertible notes	$901

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2021 amounts to $135,000 (2020: $231,000).

During the year ended December 31, 2021, $600,000 of convertible notes were converted into 1,363,625 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $535 thousand. The interest on the convertible notes for the year ended December 31, 2021 amounts to $99 thousand (2020: $96 thousand) and is recorded in financing and interest expense.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

10.  Convertible Notes (Cont'd)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2021 amounts to $54 thousand (2020: $11 thousand). The warrants have been recorded as equity.

During the year ended December 31, 2021, $112,000 of convertible notes were converted into 622,222 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $97 thousand.

The components of the convertible notes are as follows:

	December 31, 2021	December 31, 2020

Attributed value of net proceeds to convertible notes	$1,397	$1,494
Accretion	66	11
Convertible note	1,463	$1,505
The interest on the convertible notes for the year ended December 31, 2021 amounts to $137,000 (2020: $29,000), out of which $1,000 was paid by issuance of 3,910 common shares. The interest is recorded in financing and interest expense.

11. Commitments and Contingencies

Commitments

The Company has initiated a project to expand the existing manufacturing facility. The Company has signed agreements in the amount of Euro 1,911 thousand (2,169 thousand) with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2021 an amount of Euro 1,425 thousand (1,618 thousand) has been paid with respect to these agreements (note 6).

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $243,000 (including interest and penalties of $28,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $215,000 and net earnings would decrease by $215,000.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)
12. Capital Stock

	2021	2020

Authorized -

450,000,000 common shares of $0.00001 par value 20,000,000 preferred shares of $0.00001 par value

Issued -

154,571,289 (December 31, 2020: 111,429,532) common shares	$1	$1

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

On May 14, 2021, the Company reported that the previously announced $12,346,300 investment in IntelGenx by atai Life Sciences had been completed. As a result of the investment, atai held 25% of the issued and outstanding common stock of IntelGenx.

Under the securities and purchase agreement, atai purchased Initial Units composed of 37,300,000 shares of common stock of the Company and 22,380,000 warrants for aggregate gross proceeds of $12,346,300. Each warrant will entitle atai to purchase one share at a price of $0.35 for a period of three years from closing of the initial investment.

The proceeds of the transaction are attributed to equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Common stock	$8,695	$297	$8,398
Warrants	3,651	125	3,526
	$12,346	$422	$11,924

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

12. Capital Stock (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

12. Capital Stock (Cont'd)

Stock options

During the years ended December 31, 2021 and 2020 there were no stock options exercised.

Stock-based compensation of $107 thousand and $193 thousand was recorded during the years ended December 31, 2021 and 2020 respectively. An amount of $107 thousand (2020 - $156 thousand) expensed relates to stock options granted to employees and an amount of $Nil (2020- $37 thousand) relates to stock options granted to consultants during the year ended December 31, 2021. As at December 31, 2021 the Company has $146 thousand (2020 - $180 thousand) of unrecognized stock-based compensation, of which $24 thousand (2020 - $Nil) relates to options granted to consultants.

13. Additional Paid-In Capital

Stock Options

The fair value of options granted to employees has been estimated according to the Black-Scholes valuation model and based on the weighted average of the following assumptions for options granted to employees during the years ended:

	2021	2020

Exercise price	0.35	0.27
Expected volatility	81%	77%
Expected life	5.63 years	5.63 years
Risk-free interest rate	0.83%	0.39%
Dividend yield	Nil	Nil

The weighted average fair value of the options granted to employees during the year ended December 31, 2021 is $0.23 (2020 - $0.13).

On December 22, 2021, the Company granted 100,000 options to purchase common stock a consultant. The options have an exercise price of $0.35. The options granted vest over 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $24 thousand.

2021
Exercise price	0.35
Expected volatility	83%
Expected life	5.63 years
Risk-free interest rate	1.23%
Dividend yield	Nil

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

13. Additional Paid-In Capital (Cont'd)

Information with respect to employees' stock option activity for 2020 and 2021 is as follows:

	Number of options	Weighted average exercise price $

Outstanding - January 1, 2020	3,464,818	0.68

Granted	1,390,000	0.27
Expired	(225,000)	(0.61)

Outstanding - December 31, 2020	4,629,818	0.56

Granted	275,000	0.35
Expired	(387,500)	(0.49)
Forfeited	(105,000)	(0.27)

Outstanding - December 31, 2021	4,412,318	0.56

Information with respect to consultant's stock option activity for 2020 and 2021 is as follows:

	Number of options	Weighted average exercise price $

Outstanding - January 1, 2020 and 2021	550,000	0.72

Granted	100,000	0.35
Expired	(550,000)	(0.72)

Outstanding - December 31, 2021	100,000	0.35

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

13. Additional Paid-In Capital (Cont'd)

Details of stock options outstanding as at December 31, 2021 are as follows:

	Outstanding options				Exercisable options

Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Aggregate intrinsic value $	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

0.27	1,422,500	2.81	0.09		711,250	0.05
0.35	100,000	0.22	0.01
0.42	25,000	0.05	0.00
0.44	100,000	0.22	0.01
0.58	600,000	0.47	0.08		600,000	0.10
0.66	200,000	0.28	0.03		200,000	0.04
0.69	100,000	0.16	0.01		100,000	0.02
0.70	75,000	0.11	0.01		75,000	0.01
0.73	475,000	0.50	0.08		475,000	0.10
0.76	805,000	1.12	0.13		805,000	0.17
0.77	359,818	0.45	0.06		359,818	0.08
0.89	250,000	0.28	0.05		250,000	0.06
	4,512,318	6.67	0.56	128,000	3,576,068	0.63	64,000

Stock-based compensation expense recognized in 2021 with regards to the stock options was $107 thousand (2020: $193 thousand). As at December 31, 2021 the Company has $146 thousand (2020 - $180 thousand) of unrecognized stock-based compensation, of which $24 thousand (2020 - $Nil) relates to options granted to consultants. The amount of $146 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and consultants to accelerate and would result in $146 thousand being charged to stock-based compensation expense.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

13. Additional Paid-In Capital (Cont'd)

Warrants

Information with respect to warrant activity for 2020 and 2021 is as follows:

	Number of warrants (All Exercisable)	Weighted average exercise price $

Outstanding - January 1, 2020	12,904,397	0.9470

Granted	18,163,990	0.5453

Outstanding - December 31, 2020	31,068,387	0.7125

Granted	22,993,000	0.3513

Expired	(12,904,397)	(0.9470)

Outstanding - December 31, 2021	41,156,990	0.1997

Deferred Share Units ("DSUs")

Effective February 7, 2018, the Board approved a Deferred Share Unit Plan (DSU Plan) to compensate non-employee directors as part of their annual remuneration. Under the DSU Plan, the Board may grant Deferred Share Units ("DSUs") to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. On May 19, 2021, 390,625 DSUs have been granted under the DSU Plan, accordingly, an amount of $219 thousand has been recognized in general and administrative expenses. No DSUs were granted in 2020.

Performance and Restricted Share Units ("PRSUs")

At the Annual Meeting on May 8, 2018, the shareholders approved the IntelGenx Technologies Corp. Performance and Restricted Share Unit Plan (PRSU Plan) which the Board of Directors had approved on March 19, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers of the Company and its Subsidiaries and to reward such executive officers for their contributions toward the long-term goals and success of the Company and to enable and encourage such executive officers to acquire shares of Common Stock as long-term investments and proprietary interests in the Company. As at December 31, 2021, 53,846 rewards have been issued under the PRSU Plan, accord. No rewards were granted under the PRSU Plan in 2020 and 2021.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

14. Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

	2021	2020
Statutory income taxes	$(2,115)	$(1,716)
Net operating losses for which no tax benefits have been recorded	1,040	1,048
Deficiency of depreciation over capital cost allowance	(32)	(28)
Non-deductible expenses	839	455
Undeducted research and development expenses	383	409
Investment tax credit	(115)	(168)
	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2021	2020
Leasehold improvements and equipment	$225	$445
Net operating losses carryforward	11,017	8,684
Undeducted research and development expenses	3,868	3,534
Non-refundable tax credits carryforward	2,729	2,506
	17,839	15,169
Valuation allowance	(17,839)	(15,169)
	$-	$-

As at December 31, 2021, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance. Management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

There were Canadian and provincial net operating losses of approximately $39,823 thousand (2020: $31,673 thousand) and $43,482 thousand (2020: $33,905 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2027 and 2041. A portion of the net operating losses may expire before they can be utilized.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

14. Income Taxes (Cont'd)

As at December 31, 2021, the Company had non-refundable tax credits of $2,912 thousand (2020: $2,802 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $177 thousand is expiring in 2028, $155 thousand is expiring in 2029, $132 thousand is expiring in 2030, $141 thousand is expiring in 2031, $176 thousand is expiring in 2032, $117 thousand is expiring in 2033, $89 thousand expiring in 2034, $104 thousand is expiring in 2035, $144 thousand expiring in 2036, $275 thousand is expiring in 2037, $594 thousand expiring in 2038, $359 thousand expiring in 2039, $298 thousand expiring in 2040, and $183 expiring in 2041 and undeducted research and development expenses of $16,566 thousand (2020: $15,302 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2021:

Tax Jurisdictions	Tax Years
Federal - Canada	2017 and onward
Provincial - Quebec	2017 and onward
Federal - USA	2017 and onward

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

15. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	December 31, 2021	December 31, 2020

Research and development agreements	$699	$562
Product revenue	267	-
Sales milestone revenue	320	-
Licensing agreements	249	982
	$1,535	$1,544

The following table presents our revenues disaggregated by timing of recognition:

	December 31, 2021	December 31, 2020

Product and services transferred at point in time	$836	$1,185
Products and services transferred over time	699	359
	$1,535	$1,544

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	December 31, 2021	December 31, 2020
Europe	$1,023	795
Canada	263	708
United States	249	41
	$1,535	$1,544

Remaining performance obligations

As at December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,816 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,558 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

16. Statement of Cash Flows Information

In US$thousands	2021	2020

Additional Cash Flow Information:

Interest paid	$807	$441

17.   Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the year ended December 31, 2021 included in general and administrative expenses is $200 thousand (2020: $87 thousand). The cash outflows from operating leases for the year ended December 31, 2021 was $194 thousand (2020: $91 thousand).

During the year ended December 31, 2020, the Company was granted a rent concession by the landlord due to the COVID-19 pandemic that resulted in a negative variable lease expense in the amount of $64 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at    December 31, 2021 were 4.2 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as et December 31, 2021 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2022	274
2023	277
2024	285
2025	285
Thereafter	47
Total undiscounted lease payments	1,168
Less: Interest	277
Present value of lease liabilities	$891
Current portion of operating lease liability	$249
Operating lease liability	$642

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

17.   Leases (Cont'd)

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the year ended December 31, 2021 was $29 thousand (2020: $2 thousand).

The weighted average remaining lease term and the weighted average discount rate for finance leases at December 31, 2021 were 3 years and 6.35%, respectively.

The following table reconciles the undiscounted cash flows for the finance leases as et December 31, 2021 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2022	$43
2023	43
2024	40
2025	6
Total undiscounted lease payments	132
Less: Interest	12
Present value of lease liabilities	$120

Current portion of finance lease liability	$36
Finance lease liability	$84

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2021 and 2020 (Expressed in U.S. Funds)

18.  Related Party Transactions

Included in management salaries are $13 thousand (2020 - $20 thousand) for options granted to the Chief Executive Officer, $13 thousand (2020 - $51 thousand) for options granted to the President and Chief Financial Officer, $7 thousand (2020 - $10 thousand) for options granted to the Vice-President, Research and Development, $7 thousand (2020 - $10 thousand) for options granted to the Vice-President, Business and Corporate Development, $12 thousand (2020 - $30 thousand) for options granted to the Vice-President, Operations, and $18 (2020 - $2 thousand) for options granted to the Vice-President Intellectual Property and Legal Affairs under the 2016 Stock Option Plans.

Included in general and administrative expenses are director fees of $236 thousand (2020: $233 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

19.  Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the year. Common equivalent shares from stock options, warrants and convertible debentures are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

20.  Subsequent Events

Subsequent to the end of the year, CAD$40 thousand ($32 thousand) of convertible debentures were converted into 80,000 common shares at the option of the holders.