Form 10-Q
period 2022-03-31
IntelGenx Technologies Corp.
filed 2022-05-12
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

(514) 331-7440

(Issuer's telephone number)

____________________________________________________
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

154,951,290 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of May 11, 2022.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

March 31, 2022

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	March 31, 2022	December 31, 2021

Assets

Current

Cash	$6,614	$3,945
Short-term investments	3,635	6,004
Accounts receivable	754	680
Prepaid expenses	132	105
Investment tax credits receivable	225	436
Security deposits	208	205
Inventory (note 3)	88	62

Total current assets	11,656	11,437

Leasehold improvements and equipment, net (note 4)	5,163	5,213

Security deposits	256	252

Operating lease right-of-use-asset	961	1,003

Total assets	$18,036	$17,905

Liabilities

Current
Accounts payable and accrued liabilities	2,351	2,299
Current portion of operating lease liability (note 12)	252	249
Current portion of finance lease liability (note 12)	37	36
Deferred revenue	138	189
Convertible debentures (note 7)	4,327	4,247
Total current liabilities	7,105	7,020

Long-term debt (note 6)	5,500	2,500

Convertible notes (note 8)	4,138	3,709

Operating lease liability (note 12)	604	642

Finance lease liability (note 12)	75	84

Deferred income tax liability	-	79

Total liabilities	17,422	14,034

Contingencies (note 15)

Subsequent events (note 16)

Shareholders' equity

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 154,651,289 shares issued and outstanding (2021: 154,571,289 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	62,842	63,104

Accumulated deficit	(60,526)	(57,863)

Accumulated other comprehensive loss	(1,703)	(1,371)

Total shareholders' equity	614	3,871

	$18,036	$17,905

See accompanying notes

Approved on Behalf of the Board:

/s/    Bernd J. Melchers                 Director                                        /s/ Horst G. Zerbe                      Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity

For the Period Ended March 31, 2022

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

Modified retrospective adjustment upon adoption of ASU 2020-06	-	-	(325)	23	-	(302)

Other comprehensive loss	-	-	-	-	(332)	(332)

Conversion of convertible debentures (note 7)	80,000	-	31	-	-	31

Stock-based compensation (note 10)	-	-	32	-	-	32

Net loss for the period	-	-	-	(2,686)	-	(2,686)

Balance - March 31, 2022	154,651,289	$1	$62,842	$(60,526)	$(1,703)	$614

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2022	2021

Revenues (note 11)	$237	$286

Total Revenues	237	286

Expenses

Research and development expense	798	471
Manufacturing expenses	470	621
Selling, general and administrative expense	1,084	929
Depreciation of tangible assets	195	192

Total expenses	2,547	2,213

Operating loss	(2,310)	(1,927)

Interest income	1	-

Financing and interest expense	(377)	(334)

Net financing and interest expense	(376)	(334)

Net Loss	(2,686)	(2,261)

Other Comprehensive Loss
Foreign currency translation adjustment	17	(27)
Change in fair value	(349)	(9)

	(332)	(36)

Comprehensive loss	$(3,018)	$(2,297)

Basic and Diluted Weighted Average Number of Shares Outstanding	154,595,511	111,722,199

Basic and Diluted Loss Per Common Share (note 14)	$(0.02)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2022	2021

Funds (used) provided -

Operating activities

Net loss	$(2,686)	$(2,261)
Depreciation of tangible assets	195	192
Stock-based compensation	32	31
Accretion expense	91	138
DSU expense	68	115
Lease non-cash expense	1	1
	(2,299)	(1,784)

Changes in non-cash items related to operations:
Accounts receivable	(74)	(116)
Prepaid expenses	(27)	(4)
Investment tax credits receivable	211	(72)
Contract asset	-	354
Inventory	(26)	126
Security deposits	-	206
Accounts payable and accrued liabilities	(21)	(157)
Deferred revenues	(51)	(22)

Net change in non-cash items related to operations	12	315

Net cash used in operating activities	(2,287)	(1,469)

Financing activities
Finance lease payments	(9)	(6)
Issuance of loan	3,000	2,000
Repayment of long-term debt	-	(737)
Net cash provided by financing activities	2,991	1,257

Investing activities
Additions to leasehold improvements and equipment	(64)	(12)
Redemption of short-term investments	5,719	627
Acquisition of short-term investments	(3,700)	-
Net cash provided by investing activities	1,955	615

Increase in cash	2,659	403

Effect of foreign exchange on cash	10	(36)

Cash

Beginning of period	3,945	1,205

End of period	$6,614	$1,572

See accompanying notes

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements March 31, 2022 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
March 31, 2022

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
March 31, 2022

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
March 31, 2022

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

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of AASU 2020-06 had a substantial impact on the Company's balance sheet. The August 2021 convertible notes (note 8) contained a beneficial conversion feature. Under the new requirements, the beneficial conversion feature no longer requires to be recognized separately and the convertible notes are treated as a single financial liability. As such, the most significant impact were the reversals of the beneficial conversion feature and the deferred income tax liability.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

2. Significant Accounting Policies (Cont'd)

The impact of the adoption of ASU 2020-06 on the balance sheet as at December 31, 2021 was:

	As reported December 31, 2021	Adoption of ASC 2020-06 Increase (Decrease)	Balance January 1, 2022
Convertible notes	$3,709	$388	$4,097
Deferred income tax liability	79	(79)	-
Total liabilities	14,034	309	14,343
Additional paid-in capital	63,104	(325)	62,779
Accumulated deficit	(57,863)	23	(57,840)
Total shareholders' equity	3,871	(309)	3,562
Total liabilities and shareholders' equity	17,905	-	17,905

3. Inventory

Inventory as at March 31, 2022 consisted of raw materials in the amount of $88 thousand (2021: $62 thousand).

4. Leasehold Improvements and Equipment

			March 31, 2022	December 31, 2021
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,951	$1,602	$3,349	$3,349
Laboratory and office equipment	1,528	1,131	397	382
Computer equipment	158	118	40	39
Leasehold improvements	3,489	2,112	1,377	1,443
	$10,126	$4,963	$5,163	$5,213

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

4. Leasehold Improvements and Equipment (Cont'd)

From the balance of manufacturing equipment, an amount of $1,881 thousand (2021: $1,832 thousand) represents assets which are still under construction as at March 31, 2022 and are consequently not depreciated.

5. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($60 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($340 thousand).

6. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $2,000,000, bearing interest at 8%. An additional advance for $500,000 was also granted in May 2021. Together with the initial amount of $2,000,000, atai has granted a total amount of $2,500,000 to the Company. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the three-month period ended March 31, 2022 amounts to $91,000 (2021: $10,000) and is recorded in financing and interest expense.

The components of the Company's debt are as follows:

	March 31, 2022 $	December 31, 2021 $

Loan payable to atai	5,500	2,500
Total debt	5,500	2,500

Less: current portion	-	-

Total long-term debt	5,500	2,500

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

7. Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,472,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,472,000) of Debentures at a price of CAD$1,000 ($800) per Debenture. The Debentures had a maturity date of June 30, 2020 and interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($1.08) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($800) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($610,000).

Together with the principal amount of CAD$6,838,000 ($5,472,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,082,000) of Debentures at a price of CAD$1,000 ($800) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.08) to CAD$0.50 ($0.40). This extension was accounted for as an extinguishment and the debentures were re-measured at fair value on June 30, 2020.

The components of the convertible debentures are as follows:

	March 31, 2022	December 31, 2021

Face value of the convertible debentures	$4,003	$3,977
Transaction costs	(75)	(74)
Accretion	399	344
Convertible debentures	$4,327	$4,247

The convertible debentures have been recorded as a liability. The accretion expense for the three-month period ended March 31, 2022 amounts to CAD$62,000 ($49,000), compared to CAD$73,000 ($58,000) for the comparative period in 2021.

During the three-month period ended March 31, 2022, CAD$40,000 ($32,000) of convertible debentures were converted into 80,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $31 thousand.

During the three-month period ended March 31, 2021, CAD$240,000 ($191,000) of convertible debentures were converted into 480,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $178 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

7. Convertible Debentures (Cont'd)

The interest accrued on the convertible debentures for the three-month period ended March 31, 2022 amounts to CAD$110 thousand ($87 thousand) and is recorded in financing and interest expense. The interest on the convertible debentures amounted to CAD$146 thousand ($115 thousand) for the three-month period ended March 31, 2021.

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2022 amounts to $21,000 (2021: $Nil). The warrants have been recorded as equity. Upon adoption of ASU 606-20, the beneficial conversion feature was reversed on January 1, 2022.

The components of the convertible notes are as follows:

	March 31, 2022	December 31, 2021

Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	54	58
Beneficial conversion feature	-	(411)
Convertible notes	$1,752	$1,345

The interest on the convertible notes for the three-month period ended March 31, 2022 amounts to $42,000 (2021: $Nil) and is recorded in financing and interest expense.

On May 8, 2018, the Company closed its previously announced offering by way of private placement (the "Offering"). In connection with the Offering, the Company issued 320 units (the "Units") at a subscription price of $10,000 per Unit for gross proceeds of $3,200,000. A related party of the Company participated in the Offering and subscribed for an aggregate of two Units.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

8. Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

	March 31, 2022	December 31, 2021

Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	29	21
Convertible notes	$909	$901

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2022 amounts to $7,000 (2021: $67,000).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

8. Convertible Notes (Cont'd)

The interest on the convertible notes for the three-month period ended March 31, 2022 amounts to $20,000 and is recorded in financing and interest expense (2021: $24,000).

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2022 amounts to $14,000 (2021: $13,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2022	December 31, 2021

Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	80	66
Convertible note	1,477	$1,463

The interest on the convertible notes for the three-month period ended March 31, 2022 amounts to $33,000 (2021: $35,000) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

9. Capital Stock

	March 31, 2022	December 31, 2021

Authorized -

450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

154,651,289 (December 31, 2021 - 154,571,289) common shares	$1	$1

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
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

9. Capital Stock (Cont'd)

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

10. Additional Paid-In Capital

Stock options

On January 20, 2022, 25,000 options to purchase common stock were granted to an employee under the 2016 Stock Option Plan. The options have an exercise price of $0.34. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $6 thousand.

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

No stock options were exercised during the three-month periods ended March 31, 2022 and 2021.

Compensation expenses for stock-based compensation of $32 thousand and $31 thousand were recorded during the three-month periods ended March 31, 2022 and 2021, respectively. An amount of $29 thousand expensed in the three-month period ended March 31, 2022 relates to stock options granted to employees and an amount of $3 thousand relates to stock options granted to a consultant. An amount of $31 thousand expensed in the three-month period ended March 31, 2021 relates to stock options granted to employees and an amount of $Nil relates to stock options granted to consultants. As at March 31, 2022, the Company has $120 thousand (2021 - $146 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the three-month periods ended March 31, 2022 and 2021.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

10. Additional Paid-In Capital (Cont'd)

Deferred Share Units ("DSUs")

On January 1, 2022, 543,480 DSUs have been granted under the DSU Plan, accordingly, an amount of $197 thousand has been recognized in general and administrative expenses. No DSUs were granted during the three-month period ended March 31, 2021.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the three-month periods ended March 31, 2022 and 2021.

11. Revenues

The following table presents our revenues disaggregated by revenue source.  Sales and usage-based taxes are excluded from revenues:
	March 31, 2022	March 31, 2021

Research and development agreements	$225	$126
Product revenue	-	160
Royalties on product sales	12	-
	$237	$286

The following table presents our revenues disaggregated by timing of recognition:
	March 31, 2022	March 31, 2021
(in U.S. $ thousands)
Product and services transferred at point in time	$12	$160
Products and services transferred over time	225	126
	$237	$286

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

11. Revenues (Cont'd)
The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2022	March 31, 2021

Europe	$237	214
Canada	-	72
	$237	$286

Remaining performance obligations

As at March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,803 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,559 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

12. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the three-month period ended March 31, 2022 included in general and administrative expenses is $69 thousand. The cash outflows from operating leases for the three-month period ended March 31, 2022 was $68 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at March 31, 2022 were 3.9 years and 10%, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

12. Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the operating leases as at March 31, 2022 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2022	208
2023	281
2024	289
2025	289
2026	48
Total undiscounted lease payments	1,115
Less: Interest	259
Present value of lease liabilities	$856

Current portion of operating lease liability	$252
Operating lease liability	$604

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the three-month period ended March 31, 2022 was $9 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at March 31, 2022 were 2.8 years and 6.35%, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

12.    Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as at March 31, 2022 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2022	$33
2023	43
2024	41
2025	7
Total undiscounted lease payments	124
Less: Interest	12
Present value of lease liabilities	$112

Current portion of finance lease liability	$37
Finance lease liability	$75

13.  Related Party Transactions

Included in management salaries are $3 thousand (2021 - $3 thousand) for options granted to the Chief Executive Officer, $3 thousand (2021 - $3 thousand) for options granted to the Chief Financial Officer, $2 thousand (2021 - $7 thousand) for options granted to the Vice President, Operations, $2 thousand (2021 - $2 thousand) for options granted to the Vice-President, Research and Development, $2 thousand (2021 - $2 thousand) for options granted to Vice-President, Business and Corporate Development and $4 thousand (2021 - $4 thousand) for options granted to the Vice-President, Intellectual Property and Legal Affairs under the 2016 Stock Option Plan.

Also included in general and administrative expense for the three-month period ended March 31, 2022 are director fees of $67 thousand (2021 - $58 thousand) and DSU expense of $68 thousand (2021: $115 thousand).

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2022

(Expressed in U.S. Funds)
(Unaudited)

15. Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $340,000 (including interest and penalties of $36,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $304,000 and net earnings would decrease by $304,000.

16. Subsequent Events

On May 10, 2022, the shareholders of the Company approved the 2022 Amendment Resolution to amend and restate the 2016 Stock Option Plan. The Board had previously approved the amendment of the 2016 Stock Option Plan to make certain amendments to align the plan with evolving industry practice and shareholder expectations, as well as amendments of a housekeeping nature, which amendments were subject to ratification by Shareholders.

As a result of the adoption of the 2022 Stock Option Plan, no additional options will be granted under the 2016 Stock Option Plan and all previously granted options will be governed by the 2022 Stock Option Plan. Similar to the 2016 Stock Option Plan, the 2022 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. An aggregate number of up to 10% of the Company's issued and outstanding shares (on a non-diluted basis) or 15,465,129 will be issuable under the amended plan less 6,157,389 stock options already granted under previous versions of the Company's Stock Option Plan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the three-month period ended March 31, 2022 and 2021.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2021. In preparing this MD&A, we have taken into account information available to us up to May 12, 2022, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2021 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

In response to the COVID-19 pandemic, we partially reorganized our operations and adopted a remote work policy for employees and management. We also benefited from the Canada Emergency Wage Subsidy as well as the Canada Emergency Commercial Rent Assistance program from our landlord in fiscal year 2020.

Throughout the COVID-19 pandemic, we have been, and remain, in compliance with all federal, provincial, and municipal regulations that have been put in place since the beginning of the pandemic. We will continue to monitor any further developments in this regard, with the health and safety of our employees and management as the primary concern.

Most recent key developments

On January 20, 2022, the Company announced that patient dosing has resumed in the ongoing Phase 2a BUENA clinical trial in patients with mild to moderate Alzheimer's Disease under a previously amended protocol using higher doses of Montelukast VersaFilm®.

On February 01, 2022, the Company announced that its wholly-owned subsidiary, IntelGenx Corp. received a third term loan in the amount of U.S. $3 million pursuant to its amended and restated secured loan agreement with atai Life Sciences.  The obligations under the Third Loan are guaranteed by the Company.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2022 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $1,703 primarily due to the fluctuations in the rates used to prepare our financial statements, $17 of which positively impacted our comprehensive loss for the three-month period ended March 31, 2022. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period
	ended November 31 ended March 31,

	2022	2021
	$	$
Comprehensive loss	(3,018)	(2,297)
Add (deduct):
Depreciation	195	192
Finance costs	377	334
Finance income	(1)	-
Share-based compensation	32	31
Other comprehensive loss	332	36

Adjusted EBITDA (Loss)	(2,083)	(1,704)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) increased by $379 for the three-month period ended March 31, 2022 to ($2,083) compared to ($1,704) for the three-month period ended March 31, 2021. The increase in Adjusted EBITDA (Loss) of $379 for the three-month period ended March 31, 2022 is mainly attributable to a increase in R&D expenses of $325 before consideration of stock-based compensation, an increase in SG&A expenses of $150 before consideration of stock-based compensation, and a decrease in revenues of $49, offset by a decrease in Manufacturing expenses of $145 before consideration of stock-based compensation.

Results of operations for the three-month period ended March 31, 2022 compared with the three-month period ended March 31, 2021.

	Three-month period
	ended March 31,
	2022	2021
	$	$
Revenue	237	286

Research and development Expenses	798	471
Manufacturing Expenses	470	621
Selling, General and Administrative Expenses	1,084	929
Depreciation of tangible assets	195	192

Operating loss	(2,310)	(1,927)
Net loss	(2,686)	(2,261)
Comprehensive loss	(3,018)	(2,297)

Revenue

Total revenues for the three-month period ended March 31, 2022 amounted to $237, representing a decrease of $49 or 17% compared to $286 for the three-month period ended March 31, 2021.  The decrease for the three-month period ended March 31, 2022 compared to the last year's corresponding period is attributable to an decrease in Product revenues of $160, offset by increases in R&D revenues of $99 and Royalties of $12.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended March 31, 2022 amounted to $798, representing an increase of $327 or 69%, compared to $471 for the three-month period ended March 31, 2021.

The increase in R&D expenses for the three-month period ended March 31, 2022 is mainly attributable to increases in study costs of $202, salary expenses of $112 due to new hires, the allocation of the 20% credit of $111 as per the strategic development agreement with atai and a decrease in R&D estimated tax credits of $24, offset by decreases in analytical costs of $87 and R&D batch development expenses of $37.

In the three-month period ended March 31, 2022 we recorded estimated Research and Development Tax Credits of $39, compared with $63 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended March 31, 2022 amounted to $470, representing a decrease of $151 or 24%, compared to $621 for the three-month period ended March 31, 2021.

The decrease in Manufacturing expenses for the three-month period ended March 31, 2022 is mainly attributable to decreases in supplies and consumables of $200 and salary expenses of $17, offset by  increases in quality expenses of $33 and repairs and maintenance expenses of $30.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended March 31, 2022 amounted to $1,084, representing an increase of $155 or 17%, compared to $929 for the three-month period ended March 31, 2021.

The increase in SG&A expenses for the three-month period ended March 31, 2022 is mainly attributable to increases in professional fees of $123, leasehold expenses of $45, insurance expense of $26, business development expenses of $20 and general office expenses of $8, offset by a decrease salary expenses of $75

Depreciation of tangible assets

In the three-month period ended March 31, 2022 we recorded an expense of $195 for the depreciation of tangible assets, compared with an expense of $192 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based payments expense for the three-month period ended March 31, 2022 amounted to $32 compared to $31 for the three-month period ended March 31, 2021.

We expensed approximately $29 in the three-month period ended March 31, 2022 for options granted to our employees in 2020, 2021, and 2022 under the 2016 Stock Option Plan and $3 for options granted to a consultant in 2021, compared with $31 and $Nil, respectively that was expensed in the same period of the previous year.

There remains approximately $120 in stock-based compensation to be expensed in fiscal 2022 and 2023, of which $21 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense

Key items from the balance sheet

	March 31, 2022	December 31, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current assets	$11,656	$11,437	$219	2%

Leasehold improvements and equipment, net	5,163	5,213	(50)	(1%)

Security deposits	256	252	4	2%

Operating lease right-of-use asset	961	1,003	(42)	(4%)

Current liabilities (excluding convertible debentures)	2,778	2,773	5	0.2%

Long-term debt	5,500	2,500	3,000	120%

Convertible debentures	4,327	4,247	80	2%

Convertible notes	4,138	3,709	429	12%

Operating lease liability	604	642	(38)	(6%)

Finance lease liability	75	84	(9)	(11%)

Capital Stock	1	1	0	0%

Additional paid-in-capital	62,842	63,104	(262)	(0.4%)

Current assets

Current assets totaled $11,656 as at March 31, 2022 compared with $11,437 as at December 31, 2021. The increase of $219 is mainly attributable to increases in cash of $2,669, accounts receivable of $74, prepaid expenses of $27, security deposits of $3 and inventory of $26, offset by decreases in short-term investments of $2,369 and investment tax credits receivable of $211.

Cash

Cash totaled $6,614 as at March 31, 2022 representing an increase of $2,669 compared with the balance of $3,945 as at December 31, 2021. The increase in cash on hand relates to net cash provided by financing activities of $2,991 and investing activities of $1,955 and a positive foreign exchange effect of $4, offset by net cash used in operating activities of $2,281.

Accounts receivable

Accounts receivable totaled $754 as at March 31, 2022 representing an increase of $74 compared with the balance of $680 as at December 31, 2021. The main reason for the increase is related to the revenues accounted for as at March 31, 2022 offset by the collection in 2022 of revenues accounted for as at December 31, 2021.

Prepaid expenses

As at March 31, 2022 prepaid expenses totaled $132 compared with $105 as of December 31, 2021. The increase may be explained by advance payments made in January 2022.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $225 as at March 31, 2022 compared with $436 as at December 31, 2021. The decrease is attributable to the fact that the 2020 amount was collected in the three month period ended March 31, 2022.

Leasehold improvements and equipment

As at March 31, 2022, the net book value of leasehold improvements and equipment amounted to $5,163, compared to $5,213 at December 31, 2021. In the three-month period ended March 31, 2022 additions to assets totaled $64 and mainly comprised of $31 for lab equipment, $29 for manufacturing equipment and $4 for computer equipment, and variation of foreign exchange fluctuation, offset by depreciation expense of $195.

Security deposit

A security deposit in the amount of CAD$300 ($240) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2022.  Security deposits in the amount of CAD$15 ($12) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at March 31, 2022.  Security deposit in the amount of CAD$260 ($208) for the Company credit cards was also recorded as at March 31, 2022 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,351 as at March 31, 2022 compared with $2,299 as at December 31, 2021.

Loan payable

Loan payable totaled $5,500 as at March 31, 2022 compared with $2,500 as at December 31, 2021.  atai has granted the to the Company a secured loan in the amount of $5,500, bearing interest at 8%. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024.  The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.  The loan bears interest at 8%. The interest for the three-month period ended March 31, 2022 amounts to $91 (2021: $10) and is recorded in financing and interest expense.

Convertible debentures

Convertible debentures totaled $4,327 as at March 31, 2022 as compared to $4,247 as at December 31, 2021.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,082,000) of debentures at a price of CAD$1,000 ($800) per debenture in July 2017 and August 2017.  On June 25, 2021, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2021 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.08) to CAD$0.50 ($0.40).  The convertible debentures have been recorded as a liability as at March 31, 2022. The accretion expense for the three-month period ended March 31, 2022 amounts to CAD$62,000 ($49,000) ((CAD$73,000) ($58,000) in Q1-2021).  The interest on the convertible debentures as at March 31, 2022 amounts to CAD$110,000 ($87,000) ((CAD$146,000) ($115,000) in Q1-2021) and is recorded in Financing and interest expense.

During the three-month period ended March 31, 2022, CAD$40,000 ($32,000) of convertible debentures were converted into 80,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $31,000.

Convertible notes

Convertible notes totaled $4,138 as at March 31, 2022 as compared to $3,709 as at December 31, 2021. The convertible notes have been recorded as a liability.  The accretion expense for the period ended March 31, 2022 amounts to $42 ($80 in 2021).  The interest on the convertible notes as at March 31, 2022 amounts to $95 ($59 in 2021) and is recorded in Financing and interest expense.

Shareholders' equity

As at March 31, 2022 we had accumulated a deficit of $60,526 compared with an accumulated deficit of $57,863 as at December 31, 2021. Total assets amounted to $18,036 and shareholders' equity totaled $614 as at March 31, 2022, compared with total assets and shareholders' equity of $17,905 and $3,871 respectively, as at December 31, 2021.

Capital stock

As at March 31, 2022 capital stock amounted to $1.5465 (December 31, 2021: $1.5457). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $62,842 as at March 31, 2022, as compared to $63,104 as at December 31, 2021. Additional paid in capital decreased by $262.  The decrease is explained by the adoption of ASU 606-20 where the previously accounted beneficial conversion feature in the amount of $325 was derecognized from the value of the convertible notes on a retroactive basis as at January 1, 2022, offset by $63 from which $31 was the value of the conversion of the convertible debentures and $32 from stock based compensation attributable to the amortization of stock options granted to employees.

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

As at December 31, 2021, we had non-refundable tax credits of $2,912 thousand (2020: $2,802 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $177 thousand is expiring in 2028, $155 thousand is expiring in 2029, $132 thousand is expiring in 2030, $141 thousand is expiring in 2031, $176 thousand is expiring in 2032, $117 thousand is expiring in 2033, $89 thousand expiring in 2034, $104 thousand is expiring in 2035, $144 thousand expiring in 2036,  $275 thousand is expiring in 2037, $594 thousand expiring in 2038, $359 thousand expiring in 2039, $298 thousand expiring in 2040, and $183 expiring in 2041 and undeducted research and development expenses of $16,566 thousand (2020: $15,302 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31, 2022	March 31, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(2,287)	$(1,469)	$(818)	56%
Financing Activities	2,991	1,257	1,734	138%
Investing Activities	1,955	615	1,340	218%
Cash - end of period	6,614	1,572	5,042	321%

Statement of cash flows

Net cash used in operating activities was $2,287 for the three-month period ended March 31, 2022, compared to $1,469 for the three-month period ended March 31, 2021. For the three-month period ended March 31, 2022, net cash used by operating activities consisted of a net loss of $2,686 (2021: $2,261) before depreciation, accretion expense, stock-based compensation, DSU expense and lease non-cash expense in the amount of $387 (2021: $477) and an increase in non-cash operating elements of working capital of $12 (2021: $315).

The net cash provided by financing activities was $2,991 for the three-month period ended March 31, 2022, compared to $1,257 for the same period of 2021. For the three-month period ended March 31, 2022, an amount of $3,000 derives from the issuance of a loan, offset by finance lease payments of $9. For the three-month period ended March 31, 2021, an amount of $2,000 derives from issuance of a loan, offset by repayment of term loans for an amount of $737 and finance lease payments for an amount of $6.

Net cash provided by investing activities amounted to $1,955 for the three-month period ended March 31, 2022 compared to net cash used in investing activities of $615 for the three-month period ended March 31, 2021. The net cash used in investing activities for the three-month period ended March 31, 2022 relates to the redemption of short-term investments of $5,719, offset by the acquisition of short-term investments of $3,700 and the purchase of fixed assets of $64. The net cash provided by investing activities for the three-month period ended March 31, 2021 relates to the redemption of short-term investments of $627, offset by the purchase of fixed assets of $12.

The balance of cash as at March 31, 2022 amounted to $6,614, compared to $1,572 as at March 31, 2021.

Subsequent Events

On May 10, 2022, the shareholders of the Company approved the 2022 Amendment Resolution to amend and restate the 2016 Stock Option Plan.  The Board had previously approved the amendment of the 2016 Stock Option Plan to make certain amendments to align the plan with evolving industry practice and shareholder expectations, as well as amendments of a housekeeping nature, which amendments were subject to ratification by Shareholders.

As a result of the adoption of the 2022 Stock Option Plan, no additional options will be granted under the 2016 Stock Option Plan and all previously granted options will be governed by the 2022 Stock Option Plan.  Similar to the 2016 Stock Option Plan, the 2022 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. An aggregate number of up to 10%  of the Company's issued and outstanding shares (on a non-diluted basis) or 15,465,129 will be issuable under the amended plan less 6,157,389 stock options already granted under previous versions of the Company's Stock Option Plan.

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

PART II

Item 1.  Legal Proceedings

              This Item is not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              This Item is not applicable.

Item 3.  Defaults Upon Senior Securities

              This Item is not applicable.

Item 4.  (Reserved)

Item 5.  Other Information

              This Item is not applicable.

Item 6.  Exhibits
Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
44

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

Date: May 12, 2022	By:	/s/ Horst G. Zerbe
Dr. Horst G. Zerbe Chief Executive Officer and Director

Date: May 12, 2022	By:	/s/ Andre Godin
Andre Godin Principal Accounting Officer