Form 10-Q
period 2022-06-30
IntelGenx Technologies Corp.
filed 2022-08-11
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

174,646,197 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of August 11, 2022.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

June 30, 2022

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet
(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)
(Unaudited)

	June 30, 2022	December 31, 2021

Assets

Current
Cash	$1,975	$3,945
Short-term investments	5,002	6,004
Accounts receivable	588	680
Prepaid expenses	120	105
Investment tax credits receivable	219	436
Security deposits	201	205
Inventory (note 3)	85	62

Total current assets	8,190	11,437

Leasehold improvements and equipment, net (note 4)	4,864	5,213

Security deposits	257	252

Operating lease right-of-use-asset	878	1,003

Total assets	$14,189	$17,905

Liabilities

Current
Accounts payable and accrued liabilities	1,978	2,299
Current portion of operating lease liability (note 12)	245	249
Current portion of finance lease liability (note 12)	37	36
Deferred revenue	-	189
Convertible debentures (note 7)	-	4,247

Total current liabilities	2,260	7,020

Long-term debt (note 6)	5,500	2,500

Convertible notes (note 8)	4,181	3,709

Operating lease liability (note 12)	540	642

Finance lease liability (note 12)	63	84

Deferred income tax liability	-	79

Total liabilities	12,544	14,034

Contingencies (note 15)

Shareholders' equity

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 174,072,512 shares issued and outstanding (2021: 154,571,289 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	67,119	63,104

Accumulated deficit	(63,110)	(57,863)

Accumulated other comprehensive loss	(2,365)	(1,371)

Total shareholders' equity	1,645	3,871

	$14,189	$17,905

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity
For the Period Ended June 30, 2022
(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

Modified retrospective adjustment upon adoption of ASU 2020-06 (note 2)	-	-	(325)	23	-	(302)

Other comprehensive loss	-	-	-	-	(994)	(994)

Conversion of convertible debentures (note 7)	120,000	-	48	-	-	48

Repayment of convertible debentures in shares (note 7)	19,381,223	-	4,229	-	-	4,229

Stock-based compensation (note 10)	-	-	63	-	-	63

Net loss for the period	-	-	-	(5,270)	-	(5,270)

Balance - June 30, 2022	174,072,512	$1	$67,119	$(63,110)	$(2,365)	$1,645

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenues (note 12)	$398	$162	$635	$448

Total revenues	398	162	635	448

Expenses
Research and development expense	787	565	1,585	1,036
Manufacturing expenses	482	478	952	1,099
Selling, general and administrative expense	1,117	828	2,201	1,757
Depreciation of tangible assets	196	198	391	390

Total expenses	2,582	2,069	5,129	4,282

Operating loss	(2,184)	(1,907)	(4,494)	(3,834)

Finance and interest income (notes 9 and 8)	-	151	1	151

Financing and interest expense	(400)	(435)	(777)	(769)

Net financing and interest income (expense)	(400)	(284)	(776)	(618)

Net loss	(2,584)	(2,191)	(5,270)	(4,452)

Other comprehensive (loss) income
Foreign currency translation adjustment	11	(316)	28	(343)
Change in fair value	(673)	7	(1,022)	(2)
	(662)	(309)	(994)	(345)
Comprehensive loss	$(3,246)	$(2,500)	$(6,264)	$(4,797)

Basic and diluted weighted average number of shares outstanding	154,898,476	131,771,509	154,749,196	121,911,973

Basic and diluted loss per common share (note 15)	$(0.02)	$(0.02)	$(0.04)	$(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Funds (used) provided -

Operating activities
Net loss	$(2,584)	$(2,191)	$(5,270)	$(4,452)
Depreciation of tangible assets	196	198	391	390
Stock-based compensation	31	25	63	56
Accretion expense	92	126	183	264
DSU expense	(153)	262	(85)	377
Gain on debt extinguishment (notes 9 and 8)	-	(151)	-	(151)
Lease non-cash expense	-	1	1	2
	(2,418)	(1,730)	(4,717)	(3,514)
Changes in non-cash items related to operations:
Accounts receivable	166	(142)	92	(258)
Prepaid expenses	12	91	(15)	87
Investment tax credits receivable	-	(74)	211	(146)
Contract asset	-	-	-	354
Inventory	-	-	(26)	126
Security deposits	(9)	-	(9)	206
Accounts payable and accrued liabilities	(210)	(32)	(231)	(189)
Deferred revenues	(138)	(14)	(189)	(36)
Net change in non-cash items related to operations	(179)	(171)	(167)	144
Net cash used in operating activities	(2,597)	(1,901)	(4,884)	(3,370)

Financing activities
Repayment of term loans	-	-	-	(737)
Issuance of loan	-	500	3,000	2,500
Finance lease payments	(9)	(4)	(18)	(10)
Proceeds from issuance of shares	-	12,346	-	12,346
Transaction costs of share issuance	-	(422)	-	(422)
Transaction costs of debt extinguishment	-	(29)	-	(29)
Net cash provided by (used in) financing activities	(9)	12,391	2,982	13,648

Investing activities
Additions to leasehold improvements and equipment	(42)	(10)	(106)	(22)
Redemption of short-term investments	-	407	5,719	1,034
Acquisition of short-term investments	(2,039)	(6,000)	(5,739)	(6,000)
Net cash (used in) provided by investing activities	(2,081)	(5,603)	(126)	(4,988)

Increase (decrease) in cash	(4,687)	4,887	(2,028)	5,290

Effect of foreign exchange on cash	48	(338)	58	(374)

Cash

Beginning of period	6,614	1,572	3,945	1,205

End of period	$1,975	$6,121	$1,975	$6,121

See accompanying notes

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

2. Significant Accounting Policies (Cont'd)

The impact of the adoption of ASU 2020-06 on the balance sheet as at December 31, 2021 was:

	As reported December 31, 2021	Adoption of ASC 2020-06 Increase (Decrease)	Balance January 1, 2022
Convertible notes	$3,709	$388	$4,097
Deferred income tax liability	79	(79)	-
Total liabilities	14,034	309	14,343
Additional paid-in capital	63,104	(325)	62,779
Accumulated deficit	(57,863)	23	(57,840)
Total shareholders' equity	3,871	(309)	3,562
Total liabilities and shareholders' equity	17,905	-	17,905

3.    Inventory

Inventory as at June 30, 2022 consisted of raw materials in the amount of $85 thousand (2020: $62 thousand).

4. Leasehold Improvements and Equipment

			June 30, 2022	December 31, 2021
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,817	$1,630	$3,187	$3,349
Laboratory and office equipment	1,505	1,118	387	382
Computer equipment	153	117	36	39
Leasehold improvements	3,387	2,133	1,254	1,443
	$9,862	$4,998	$4,864	$5,213

From the balance of manufacturing equipment, an amount of $1,828 thousand (2021: $1,832 thousand) represents assets which are still under construction as at June 30, 2022 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

5.    Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($58 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($330 thousand).

6. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $2,000,000, bearing interest at 8%. An additional advance for $500,000 was also granted in May 2021. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the six-month period ended June 30, 2022 amounts to $201,000 (2021: $55,000) and is recorded in financing and interest expense.

The components of the Company's debt are as follows:

	June 30, 2022 $	December 31, 2021 $

Loan payable to atai	5,500	2,500
Total debt	5,500	2,500

Less: current portion	-	-

Total long-term debt	5,500	2,500

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

7.  Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,307,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,307,000) of Debentures at a price of CAD$1,000 ($776) per Debenture. The Debentures had a maturity date of June 30, 2020 and interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($1.05) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($776) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($591,000).

Together with the principal amount of CAD$6,838,000 ($5,307,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,898,000) of Debentures at a price of CAD$1,000 ($776) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.05) to CAD$0.50 ($0.39). This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.

On June 30, 2022, the Company issued 19,381,223 shares of common stock in payment of the outstanding CAD$5,450,000 ($4,229,000) aggregate principal amount of the convertible debentures. The convertible debentures, listed on the Toronto Stock Exchange under the symbol IGX.DB, were delisted from trading as of the close of business on June 30, 2022.

The components of the convertible debentures are as follows:

	June 30, 2022	December 31, 2021

Face value of the convertible debentures	$3,866	$3,977
Transaction costs	(73)	(74)
Accretion	436	344
Repayment in shares	(4,229)	-
Convertible debentures	$-	$4,247

The convertible debentures were recorded as a liability. The accretion expense for the six-month period ended June 30, 2022 amounts to CAD$125,000 ($98,000), compared to CAD$147,000 ($118,000) for the comparative period in 2021.

During the six-month period ended June 30, 2022, CAD$60,000 ($46,000) of convertible debentures were converted into 120,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $48 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

7.  Convertible Debentures (Cont'd)

During the six-month period ended June 30, 2021, CAD$384,000 ($311,000) of convertible debentures were converted into 768,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $289 thousand.

The interest accrued on the convertible debentures for the six-month period ended June 30, 2022 amounts to CAD$218 thousand ($171 thousand) and was paid by issuance of 573,684 common shares on July 5, 2022. The interest on the convertible debentures amounted to CAD$289 thousand ($232 thousand) for the six-month period ended June 30, 2021. The interest expense on the convertible debentures is recorded in financing and interest expense.

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2022 amounts to $41,000 (2021: $Nil). The warrants have been recorded as equity. Upon adoption of ASU 606-20, the beneficial conversion feature was reversed on January 1, 2022.

The components of the convertible notes are as follows:

	June 30, 2022	December 31, 2021

Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	75	58
Beneficial conversion feature	-	(411)
Convertible notes	$1,773	$1,345

The interest on the convertible notes for the six-month period ended June 30, 2022 amounts to $84,000 (2021: $Nil) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

8. Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

	June 30, 2022	December 31, 2021

Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	36	21
Convertible notes	$916	$901

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

8. Convertible Notes (Cont'd)

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2022 amounts to $15,000 (2021: $118,000).

During the six-month period ended June 30, 2021, $295,000 of convertible notes were converted into 670,452 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $262 thousand.

The interest on the convertible notes for the six-month period ended June 30, 2022 amounts to $40,000 and is recorded in financing and interest expense (2021: $51,000).

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2022 amounts to $29,000 (2021: $28,000). The warrants have been recorded as equity.

During the six-month period ended June 30, 2021, $68,000 of convertible notes were converted into 377,777 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $59 thousand.

The components of the convertible notes are as follows:

	June 30, 2022	December 31, 2021

Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	95	66
Convertible note	1,492	$1,463

The interest on the convertible notes for the six-month period ended June 30, 2022 amounts to $66,000 (2021: $70,000) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

9. Capital Stock

	June 30, 2022	December 31, 2021

Authorized -

450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

174,072,512 (December 31, 2021 -154,571,289) common shares	$1	$1

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

On May 14, 2021, the Company reported that the previously announced $12,346,300 investment in IntelGenx by atai Life Sciences had been completed. As a result of the investment, atai held approximately 25% of the issued and outstanding common stock of IntelGenx. As at June 30, 2022, atai holds approximately 21% of the issued and outstanding common stock of IntelGenx.

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
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

No stock options were exercised during the six-month periods ended June 30, 2022 and 2021.

Compensation expenses for stock-based compensation of $63 thousand and $56 thousand were recorded during the six-month periods ended June 30, 2022 and 2021, respectively. An amount of $57 thousand (2021 - $56 thousand) expensed in the six-month period ended June 30, 2022 relates to stock options granted to employees and an amount of $6 (2021 - $Nil thousand) relates to stock options granted to consultants. As at June 30, 2022, the Company has $83thousand (2021 - $146 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the six-month periods ended June 30, 2022 and 2021.

Deferred Share Units ("DSUs")

On January 1, 2022, 543,480 DSUs have been granted under the DSU Plan, accordingly, an amount of $197 thousand has been recognized in general and administrative expenses.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital (Cont'd)

On May 19, 2021, 390,625 DSUs have been granted under the DSU Plan, accordingly, an amount of $207 thousand has been recognized in general and administrative expenses.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the six-month periods ended June 30, 2022 and 2021.

11. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	June 30, 2022	June 30, 2021

Research and development agreements	$595	$286
Product revenue	-	162
Royalties on product sales	40	-
	$635	$448

The following table presents our revenues disaggregated by timing of recognition:

	June 30, 2022	June 30, 2021
(in U.S. $thousands)

Product and services transferred at point in time	$189	$162
Products and services transferred over time	446	286
	$635	$448

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	June 30, 2022	June 30, 2021

Europe	$461	321
United States	149	-
Canada	25	127
	$635	$448

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

11. Revenues (Cont'd)

Remaining performance obligations

As at June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,549 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,557 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

12. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the six-month period ended June 30, 2022 included in general and administrative expenses is $137 thousand. The cash outflows from operating leases for the six-month period ended June 30, 2022 was $136 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at June 30, 2022 were 3.7 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at June 30, 2022 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2022	135
2023	272
2024	280
2025	280
2026	47
Total undiscounted lease payments	1,014
Less: Interest	229
Present value of lease liabilities	$785

Current portion of operating lease liability	$245
Operating lease liability	$540

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

12. Leases (Cont'd)

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the six-month period ended June 30, 2022 was $18 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at June 30, 2022 were 2.6 years and 6.35%, respectively.

The following table reconciles the undiscounted cash flows for the finance leases as at June 30, 2022 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2022	$21
2023	42
2024	40
2025	6
Total undiscounted lease payments	109
Less: Interest	9
Present value of lease liabilities	$100

Current portion of finance lease liability	$37
Finance lease liability	$63

13. Related Party Transactions

Included in management salaries for the six-month period ended June 30, 2022 are $7 thousand (2021 - $7) for options granted to the Chief Executive Officer, $7 thousand (2021 - $7 thousand) for options granted to the President and Chief Financial Officer, $3 (2021 - $8) for options granted to the Vice President, Operations, $3 thousand (2021 - $3 thousand) for options granted to the Vice-President, Research and Development, $3 thousand (2021 - $3 thousand) for options granted to Vice-President, Business and Corporate Development and $9 thousand (2021 - $9 thousand) for options granted to the Vice-President, Intellectual Property and Legal Affairs under the 2016 Stock Option Plan.

Also included in general and administrative expense for the six-month period ended June 30, 2022 are director fees of $110 thousand (2021 - $144 thousand) and DSU recovery of $85 thousand (2021: DSU expense of $377 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2022 (Expressed in U.S. Funds) (Unaudited)

14. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible debenture and notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15.  Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $330,000 (including interest and penalties of $35,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $295,000 and net earnings would decrease by $295,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the six-month period ended June 30, 2022 and 2021.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2021. In preparing this MD&A, we have taken into account information available to us up to August 11, 2022, the date of this MD&A, unless otherwise indicated.

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

In response to the COVID-19 pandemic, we partially reorganized our operations and adopted a remote work policy for employees and management. In the year ended December 31, 2020, we also benefited from the Canada Emergency Wage Subsidy as well as the Canada Emergency Commercial Rent Assistance program from our landlord.

Throughout the COVID-19 pandemic, we have been, and remain, in compliance with all federal, provincial, and municipal regulations that have been put in place since the beginning of the pandemic. We will continue to monitor any further developments in this regard, with the health and safety of our employees and management as the primary concern.

Most recent key developments

On May 2nd and 3rd, 2022, IntelGenx's management attended the Bloom Burton & Co. Healthcare Conference at the Metro Toronto Convention Centre in Toronto, Canada. Management also presented an update on the Company' business on May 3rd, 2022.

Following the end of the second quarter on July 05, 2022, the Company announced that, in accordance with the terms of the trust indenture governing the Debentures, as supplemented, issued (i) 19,381,223 shares of common stock of the Company at a deemed price of C$0.2812 in payment of the outstanding C$5,450,000 aggregate principal amount of the Company's convertible unsecured subordinated debentures due June 30, 2022 and (ii) 573,684 Shares at a deemed price of C$0.38 per Share in payment of an aggregate of C$218,000 interest also due on the Debentures as of June 30, 2022. The Convertible Debentures, listed on the Toronto Stock Exchange under the symbol IGX.DB, were delisted from trading as of the close of business on June 30, 2022.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2022 report an accumulated other comprehensive loss due to foreign currency translation adjustments and changes in fair value of $2,365 primarily due to the fluctuations in the rates and fair values used to prepare our financial statements, $994 of which negatively impacted our comprehensive loss for the six-month period ended June 30, 2022. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period ended November 30		Six-month period ended November 30
	ended June 30,		ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Comprehensive loss	(3,246)	(2,500)	(6,264)	(4,797)
Add (deduct):
Depreciation	196	198	391	390
Finance costs	400	435	777	769
Finance income	-	(151)	(1)	(151)
Share-based compensation	31	25	63	56
Other comprehensive loss (income)	662	309	994	345

Adjusted EBITDA Loss	(1,957)	(1,684)	(4,040)	(3,388)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA (Loss) increased by $273 for the three-month period ended June 30, 2022 to ($1,957) compared to ($1,684) for the three-month period ended June 30, 2021. The increase in Adjusted EBITDA (Loss) of $273 for the three-month period ended June 30, 2022 is mainly attributable to an increase in SG&A expenses of $285 before consideration of stock-based compensation, an increase in R&D expenses of $219 before consideration of stock-based compensation, and an increase in manufacturing expenses of $5 before consideration of stock-based compensation, offset by a increase in revenues of $236.

Adjusted EBITDA (Loss) increased by $652 for the six-month period ended June 30, 2022 to ($4,040) compared to ($3,388) for the six-month period ended June 30, 2021. The increase in Adjusted EBITDA (Loss) of $652 for the six-month period ended June 30, 2022 is mainly attributable to an increase in R&D expenses of $544 before consideration of stock-based compensation and an increase in SG&A expenses of $435, offset by an increase in Revenues of $187 and a decrease in Manufacturing expenses of $140 before consideration of stock-based compensation.

Results of operations for the three-month and six-month periods ended June 30, 2022 compared with the three-month and six-month periods ended June 30, 2021.

	Three-month period ended June 30,		Six-month period ended June 30,

	2022	2021	2022	2021

Revenue	$398	$162	$635	448

Research and Development Expenses	787	565	1,585	1,036

Manufacturing expenses	482	478	952	1,099

Selling, General and Administrative Expenses	1,117	828	2,201	1,757

Depreciation of tangible assets	196	198	391	390

Operating loss	(2,184)	(1,907)	(4,494)	(3,834)

Net loss	(2,584)	(2,191)	(5,270)	(4,452)

Comprehensive loss	(3,246)	(2,500)	(6,264)	(4,797)

Revenue

Total revenues for the three-month period ended June 30, 2022 amounted to $398, representing an increase of $236 or 146% compared to $162 for the three-month period ended June 30, 2021. Total revenues for the six-month period ended June 30, 2022 amounted to $635, representing an increase of $187 or 42% compared to $448 for the six-month period ended June 30, 2021. The increase for the three-month period ended June 30, 2022 compared to the last year's corresponding period is mainly attributable to an increases in R&D revenues of $210 and Royalties on Product Sales of $28. The increase for the six-month period ended June 30, 2022 compared to the last year's corresponding period is mainly attributable to increases in R&D Revenues of $309 and Royalties on Product Sales of $40, offset by a decrease in Product revenues of $162.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended June 30, 2022 amounted to $787, representing an increase of $222 or 39%, compared to $565 for the three-month period ended June 30, 2021. R&D expenses for the six-month period ended June 30, 2022 amounted to $1,585, representing an increase of $549 or 53%, compared to $1,036 for the six-month period ended June 30, 2021.

The increase in R&D expenses for the three-month period ended June 30, 2022 is mainly attributable to increases in study costs of $165, the allocation of the 20% credit of $74 as per the strategic development agreement with atai, decrease in R&D estimated tax credits of $64 and consulting fees of $28, offset by decreases in analytical costs of $73, patent expenses of $20, and lab supplies of $18. The increase in R&D expenses for the six-month period ended June 30, 2022 is mainly attributable to increases in study costs of $361, salary expenses of $111 due to new hires, the allocation of the 20% credit of $184 as per the strategic development agreement with atai, a decrease in R&D estimated tax credits of $89 and an increase in consulting fees of $47, offset by decreases in analytical costs of $163, patent expenses of $37, R&D batch development expenses of $37, and lab supplies of $8.

In the three-month period ended June 30, 2022 we recorded estimated Research and Development Tax Credits of $Nil, compared with $64 that was recorded in the same period of the previous year. In the six-month period ended June 30, 2022 we recorded estimated Research and Development Tax Credits of $39, compared with $128 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended June 30, 2022 amounted to $482, representing an increase of $4 or 1%, compared to $478 for the three-month period ended June 30, 2021. Manufacturing expenses for the six-month period ended June 30, 2022 amounted to $952 representing a decrease of $147 or 13%, compared to $1,099 for the six-month period ended June 30, 2021.

The increase in Manufacturing expenses for the three-month period ended June 30, 2022 is mainly attributable to an increase in salary expenses of $52, offset by a decrease in supplies and consumables of $47. The decrease in Manufacturing expenses for the six-month period ended June 30, 2022 is mainly attributable to a decrease in supplies and consumables of $245, offset by increases in quality expenses of $30, and salary expenses of $29, repairs and maintenance of $24, and consulting fees of $13.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended June 30, 2022 amounted to $1,117, representing an increase of $289 or 35%, compared to $828 for the three-month period ended June 30, 2021. SG&A expenses for the six-month period ended June 30, 2022 amounted to $2,201 representing an increase of $444 or 25%, compared to $1,757 for the six-month period ended June 30, 2021.

The increase in SG&A expenses for the three-month period ended June 30, 2022 is mainly attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $377 and increases in professional fees of $183, insurance expense of $54, leasehold expenses of $29 and investor relations expenses of $17, offset by a decrease in salaries and compensation expenses of $371 (mainly attributable to the revaluation of previously issued DSUs which was caused by the decrease in the Company's share price during the quarter). The increase in SG&A expenses for the six-month period ended June 30, 2022 is mainly attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $385 and increases professional fees of $317, insurance expense of $77, leasehold expenses of $71, business development expenses of $22 and investor relations expenses of $17, offset by a decrease in salaries and compensation expenses of $456, mainly attributable to the revaluation of previously issued DSUs which was caused by the decrease in the Company's share price during the quarter).

Depreciation of tangible assets

In the three-month period ended June 30, 2022 we recorded an expense of $196 for the depreciation of tangible assets, compared with an expense of $198 for the same period of the previous year. In the six-month period ended June 30, 2022 we recorded an expense of $391 for the depreciation of tangible assets, compared with an expense of $390 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2022 amounted to $31 compared to $25 for the three-month period ended June 30, 2021. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2022 amounted to $63 compared to $56 for the six-month period ended June 30, 2021.

We expensed approximately $28 in the three-month period ended June 30, 2022 for options granted to our employees in 2021 and 2022 under the 2016 Stock Option Plan and $3 for options granted to a consultant, compared with $25 and $Nil, respectively that was expensed in the same period of the previous year.

We expensed approximately $57 in the six-month period ended June 30, 2022 for options granted to our employees in 2021 and 2022 under the 2016 Stock Option Plan and $6 for options granted to a consultant in 2021, compared with $56 and $Nil, respectively that was expensed in the same period of the previous year.

There remains approximately $83 in stock-based compensation to be expensed in fiscal 2022 and 2023, of which $18 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	June 30, 2022	December 31, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current Assets	$8,190	$11,437	$(3,247)	(28%)

Leasehold improvements and Equipment, net	4,864	5,213	(349)	(7%)

Security Deposits	257	252	5	2%

Operating lease right-of-use asset	878	1,003	(125)	(12%)

Current Liabilities (excluding convertible debentures)	2,260	2,773	(513)	(18%)

Long-term debt	5,500	2,500	3,000	120%

Convertible debentures	-	4,247	(4,247)	(100%)

Convertible notes	4,181	3,709	472	13%

Operating lease liability	540	642	(102)	(16%)

Finance lease liability	63	84	(21)	(25%)

Capital Stock	1	1	0	0%

Additional Paid-in-Capital	67,119	63,104	4,015	6%

Current assets

Current assets totaled $8,190 as at June 30, 2022 compared with $11,437 at December 31, 2021. The decrease of $3,247 is mainly attributable to decreases in cash of $1,970, short-term investments of $1,002, accounts receivable of $92, investment tax credits receivable of $217, and security deposits of $4, offset by increases in prepaid expenses of $15 and inventory of $23.

Cash

Cash totaled $1,975 as at June 30, 2022 representing a decrease of $1,970 compared with the balance of $3,945 as at December 31, 2021. The decrease in cash on hand relates to net cash used in operating activities of $4,884 and net cash used in investing activities of $126, offset by net cash provided by financing activities of $2,982 and a positive effect of foreign exchange of $58.

Accounts receivable

Accounts receivable totaled $588 as at June 30, 2022 representing a decrease of $92 compared with the balance of $680 as at December 31, 2021. The main reason for the decrease is related to the collection in 2022 of revenues accounted for as at December 31, 2021 offset by revenues accounted for as at June 30, 2022.

Prepaid expenses

As at June 30, 2022 prepaid expenses totaled $120 compared with $105 as of December 31, 2021. The increase may be explained by advance payments made in the six-month period ended June 30, 2022.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $219 as at June 30, 2022 compared with $436 as at December 31, 2021. The decrease is attributable to the fact that the 2020 amount was collected in 2022, offset by the accrual estimated and recorded for the first six months of 2022.

Leasehold improvements and equipment

As at June 30, 2022, the net book value of leasehold improvements and equipment amounted to $4,864, compared to $5,213 at December 31, 2021. In the six-month period ended June 30, 2022 additions to assets totaled $106 and mainly comprised of $54 for lab and office equipment, $45 for manufacturing equipment, $4 for computer equipment and $3 for leasehold improvements, and variation of foreign exchange fluctuation, offset by depreciation expense of $391.

Security deposit

A security deposit in the amount of CAD$300 ($233) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2022. Security deposits in the amount of CAD$26 ($20) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at June 30, 2022. Security deposit in the amount of CAD$260 ($201) for Company credit cards was also recorded as at June 30, 2022 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,978 as at June 30, 2022 compared with $2,299 as at December 31, 2021. The decrease is mainly attributable to the payment of accruals accounted for as at December 31, 2021.

Loan payable

Loan payable totaled $5,500 as at June 30, 2022 compared with $2,500 as at December 31, 2021. atai has granted to the Company a secured loan in the amount of $5,500, bearing interest at 8%. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the six-month period ended June 30, 2022 amounts to $201 (2021: $55) and is recorded in financing and interest expense.

Convertible debentures

Convertible debentures totaled $Nil as at June 30, 2022 as compared to $4,247 as at December 31, 2021. The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($6,082,000) of debentures at a price of CAD$1,000 ($776) per debenture in July 2017 and August 2017. On June 25, 2021, the debenture holders approved the extension of the maturity date of the convertible debentures from June 30, 2021 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.08) to CAD$0.50 ($0.40). On June 30, 2022, the Company issued 19,381,223 shares of common stock in payment of the outstanding CAD$5,450,000 ($4,229,000) aggregate principal amount of the convertible debentures. The convertible debentures were recorded as a liability. The accretion expense for the six-month period ended June 30, 2022 amounts to CAD$125,000 ($98,000) ((CAD$147,000) ($118,000) in Q2-2021).

During the six-month period ended June 30, 2022, CAD$60,000 ($46,000) of convertible debentures were converted into 120,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $48,000.

During the six-month period ended June 30, 2021, CAD$384,000 ($311,000) of convertible debentures were converted into 768,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $289,000.

The interest accrued on the convertible debentures as at June 30, 2022 amounts to CAD$218,000 ($171,000) and was paid by issuance of 573,684 common shares on July 5, 2022. The interest on the convertible debentures amounted to CAD$289,000 ($232,000) for the six-month period ended June 30, 2021. The interest expense is recorded in Financing and interest expense.

Convertible notes

Convertible notes totaled $4,181 as at June 30, 2022 as compared to $3,709 as at December 31, 2021. The convertible notes have been recorded as a liability. The accretion expense for the six-month period ended June 30, 2022 amounts to $85 compared to $146 for the comparative period in 2021. The interest on the convertible notes for the six-month period ended June 30, 2022 amounts to $154 ($121 in 2021) and is recorded in Financing and interest expense.

Shareholders' equity

As at June 30, 2022 we had accumulated a deficit of $63,110 compared with an accumulated deficit of $57,863 as at December 31, 2021. Total assets amounted to $14,189 and shareholders' equity totaled $1,645 as at June 30, 2022, compared with total assets and shareholders' deficit of $17,905 and $3,871 respectively, as at December 31, 2021.

Capital stock

As at June 30, 2022 capital stock amounted to $1.741 (December 31, 2021: $1.5457). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $67,119 as at June 30, 2022, as compared to $63,104 as at December 31, 2021. Additional paid in capital increased by $4,015. The increase is due to the issuance of common shares of $4,230, stock-based compensation attributable to the amortization of stock options granted to employees of $63, and the value of the conversion of the convertible debentures of $48, offset by $325 for the adoption of ASU 606-20 where the previously accounted beneficial conversion feature in the amount of $325 was derecognized from the value of the convertible notes on a retroactive basis as at January 1, 2022.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	June 30, 2022	June 30, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(4,884)	$(3,370)	$(1,514)	45%
Financing Activities	2,982	13,648	(10,666)	(78%)
Investing Activities	(126)	(4,988)	4,862	(97%)
Cash - end of period	1,975	6,121	(4,146)	(68%)

Statement of cash flows

Net cash used in operating activities was $4,884 for the six-month period ended June 30, 2022, compared to $3,370 for the six-month period ended June 30, 2021. For the six-month period ended June 30, 2022, net cash used by operating activities consisted of a net loss of $5,270 (2021: $4,452) before depreciation, accretion expense, stock-based compensation, DSU expense, gain on debt extinguishment and lease non-cash expense in the amount of $553 (2021: $938) and a decrease in non-cash operating elements of working capital of $167 (2021: increase of $144).

The net cash provided by financing activities was $2,982 for the six-month period ended June 30, 2022, compared to $13,648 in the same period of the previous year. An amount of $Nil derives from the proceeds from the issuance of shares (2021: $12,346) and an amount of $3,000 derives from the issuance of a loan (2021: $2,500), offset by finance lease payments of $18 (2021: $10), repayment of term loans for an amount of $Nil (2021: $737), the transaction costs related to the issuance of shares of $Nil (2021: $422) and the transaction costs related to the debt extinguishment of $Nil (2021: $29).

Net cash used investing activities amounted to $126 for the six-month period ended June 30, 2022 compared to $4,988 in the same period of 2021. The net cash used in investing activities for the six-month period ended June 30, 2022 relates to the acquisition of short-term investments of $5,739 (2021: $6,000) and the purchase of leasehold improvements and equipment of $106 (2021: $22), offset by the redemption of short-term investments of $5,719 (2021: $1,034).

The balance of cash as at June 30, 2022 amounted to $1,975, compared to $6,121 as at June 30, 2021.

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

INTELGENX TECHNOLOGIES CORP.

Date: August 11, 2022	By:	/s/ Horst G. Zerbe
Dr. Horst G. Zerbe
Chief Executive Officer and
Director

Date: August 11, 2022	By:	/s/ Andre Godin
Andre Godin
Principal Accounting Officer