Form 10-Q
period 2022-09-30
IntelGenx Technologies Corp.
filed 2022-11-10
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

Commission File Number 000-31187

INTELGENX TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0638336 (I.R.S. Employer Identification No.)

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

174,646,197 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  November 10, 2022.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

September 30, 2022

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets

Current
Cash	$1,498	$3,945
Short-term investments	3,250	6,004
Accounts receivable	589	680
Prepaid expenses	112	105
Investment tax credits receivable	93	436
Security deposits	189	205
Inventory (note 3)	80	62

Total current assets	5,811	11,437

Leasehold improvements and equipment, net (note 4)	4,527	5,213

Security deposits	242	252

Operating lease right-of-use-asset	774	1,003

Total assets	$11,354	$17,905

Liabilities

Current
Accounts payable and accrued liabilities	1,974	2,299
Current portion of operating lease liability (note 12)	231	249
Current portion of finance lease liability (note 12)	35	36
Deferred revenue	-	189
Convertible debentures (note 7)	-	4,247

Total current liabilities	2,240	7,020

Long-term debt (note 6)	5,500	2,500

Convertible notes (note 8)	4,226	3,709

Operating lease liability (note 12)	465	642

Finance lease liability (note 12)	51	84

Deferred income tax liability	-	79

Total liabilities	12,482	14,034

Contingencies (note 15)

Shareholders' (deficit) equity

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 174,646,196 shares issued and outstanding (2021: 154,571,289 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	67,321	63,104

Accumulated deficit	(65,786)	(57,863)

Accumulated other comprehensive loss	(2,664)	(1,371)

Total shareholders' (deficit) equity	(1,128)	3,871

	$11,354	$17,905

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers	Director	/s/ Horst G. Zerbe	Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Period Ended September 30, 2022

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

Modified retrospective adjustment upon adoption of ASU 2020-06 (note 2)	-	-	(325)	23	-	(302)

Other comprehensive loss	-	-	-	-	(1,293)	(1,293)

Conversion of convertible debentures (note 7)	120,000	-	48	-	-	48

Repayment of convertible debentures in shares (note 7)	19,381,223	-	4,229	-	-	4,229

Interest paid by issuance of common shares (note 7)	573,684	-	171	-	-	171

Stock-based compensation (note 10)	-	-	94	-	-	94

Net loss for the period	-	-	-	(7,946)	-	(7,946)

Balance - September 30, 2022	174,646,196	$1	$67,321	$(65,786)	$(2,664)	$(1,128)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenues (note 12)	$142	$593	$777	$1,041

Total revenues	142	593	777	1,041

Expenses
Research and development expense	704	874	2,289	1,910
Manufacturing expenses	429	499	1,381	1,598
Selling, general and administrative expense	1,204	662	3,405	2,419
Depreciation of tangible assets	196	199	587	589

Total expenses	2,533	2,234	7,662	6,516

Operating loss	(2,391)	(1,641)	(6,885)	(5,475)

Finance and interest income (notes 7 and 8)	1	1	2	152

Financing and interest expense	(286)	(365)	(1,063)	(1,134)

Net financing and interest expense	(285)	(364)	(1,061)	(982)

Loss before income taxes	(2,676)	(2,005)	(7,946)	(6,457)

Deferred income tax	-	3	-	3

Net loss	(2,676)	(2,002)	(7,946)	(6,454)

Other comprehensive (loss) income
Foreign currency translation adjustment	27	(175)	55	(518)
Change in fair value	(326)	4	(1,348)	2
	(299)	(171)	(1,293)	(516)

Comprehensive loss	$(2,975)	$(2,173)	$(9,239)	$(6,970)

Basic and diluted weighted average number of shares outstanding	174,621,253	150,590,729	161,446,007	131,576,774

Basic and diluted loss per common share (note 15)	$(0.02)	$(0.01)	$(0.06)	$(0.05)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Funds (used) provided -

Operating activities
Net loss	$(2,676)	$(2,002)	$(7,946)	$(6,454)
Depreciation of tangible assets	196	199	587	589
Stock-based compensation	31	25	94	81
Accretion expense	43	106	226	370
DSU expense	(58)	(32)	(143)	345
Interest paid by issuance of common shares (note 7)	171	-	171	-
Gain on debt extinguishment (notes 7 and 8)	-	-	-	(151)
Lease non-cash expense	1	13	2	15
Deferred income tax	-	(3)	-	(3)
	(2,292)	(1,694)	(7,009)	(5,208)
Changes in non-cash items related to operations:
Accounts receivable	(1)	(644)	91	(902)
Prepaid expenses	8	(37)	(7)	50
Investment tax credits receivable	132	374	343	228
Contract asset	-	-	-	354
Inventory	8	50	(18)	176
Security deposits	-	-	(9)	206
Accounts payable and accrued liabilities	66	165	(165)	(24)
Deferred revenues	-	63	(189)	27
Net change in non-cash items related to operations	213	(29)	46	115
Net cash used in operating activities	(2,079)	(1,723)	(6,963)	(5,093)

Financing activities
Repayment of term loans	-	-	-	(737)
Issuance of loan	-	-	3,000	2,500
Finance lease payments	(7)	(11)	(25)	(21)
Proceeds from issuance of shares	-	-	-	12,346
Transaction costs of share issuance	-	-	-	(422)
Transaction costs of debt extinguishment	-	-	-	(29)
Net proceeds from convertible notes	-	1,897	-	1,897
Transaction costs of convertible notes	-	(34)	-	(34)
Net cash (used in) provided by financing activities	(7)	1,852	2,975	15,500

Investing activities
Additions to leasehold improvements and equipment	(141)	(58)	(247)	(80)
Redemption of short-term investments	1,500	-	7,219	1,034
Acquisition of short-term investments	-	-	(5,739)	(6,000)
Net cash provided by (used in) investing activities	1,359	(58)	1,233	(5,046)

(Decrease) increase in cash	(727)	71	(2,755)	5,361

Effect of foreign exchange on cash	250	(173)	308	(547)

Cash

Beginning of period	1,975	6,121	3,945	1,205

End of period	$1,498	$6,019	$1,498	$6,019

See accompanying notes

IntelGenx Technologies Corp.
Notes to Consolidated Interim Financial Statements September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

2. Significant Accounting Policies (Cont'd)

The impact of the adoption of ASU 2020-06 on the balance sheet as at December 31, 2021 was:

	As reported December 31, 2021	Adoption of ASC 2020-06 Increase (Decrease)	Balance January 1, 2022
Convertible notes	$3,709	$388	$4,097
Deferred income tax liability	79	(79)	-
Total liabilities	14,034	309	14,343
Additional paid-in capital	63,104	(325)	62,779
Accumulated deficit	(57,863)	23	(57,840)
Total shareholders' equity	3,871	(309)	3,562
Total liabilities and shareholders' equity	17,905	-	17,905

3.    Inventory

Inventory as at September 30, 2022 consisted of raw materials in the amount of $80 thousand (2021: $62 thousand).

4. Leasehold Improvements and Equipment

			September 30, 2022	December 31, 2021
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,534	$1,603	$2,931	$3,349
Laboratory and office equipment	1,516	1,077	439	382
Computer equipment	144	113	31	39
Leasehold improvements	3,210	2,084	1,126	1,443

	$9,404	$4,877	$4,527	$5,213

From the balance of manufacturing equipment, an amount of $1,744 thousand (2021: $1,832 thousand) represents assets which are still under construction as at September 30, 2022 and are consequently not depreciated.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

5. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($55 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($310 thousand).

6. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $2,000,000, bearing interest at 8%. An additional advance for $500,000 was also granted in May 2021. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $2,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the nine-month period ended September 30, 2022 amounts to $311,000 (2021: $105,000) and is recorded in financing and interest expense.

The components of the Company's debt are as follows:

	September 30, 2022 $	December 31, 2021 $

Loan payable to atai	5,500	2,500
Total debt	5,500	2,500

Less: current portion	-	-

Total long-term debt	5,500	2,500

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($4,989,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($4,989,000) of Debentures at a price of CAD$1,000 ($730) per Debenture. The Debentures had a maturity date of June 30, 2020 and interest at annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($0.98) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($730) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($556,000).

Together with the principal amount of CAD$6,838,000 ($4,989,000) of Debentures issued on July 12, 2017, the Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,545,000) of Debentures at a price of CAD$1,000 ($730) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($0.98) to CAD$0.50 ($0.36). This extension was accounted for as an extinguishment and the debenture were re-measured at fair value on June 30, 2020.

On June 30, 2022, the Company issued 19,381,223 shares of common stock in payment of the outstanding CAD$5,450,000 ($4,229,000) aggregate principal amount of the convertible debentures. The convertible debentures, listed on the Toronto Stock Exchange under the symbol IGX.DB, were delisted from trading as of the close of business on June 30, 2022.

The components of the convertible debentures are as follows:

	September 30, 2022	December 31, 2021
Face value of the convertible debentures	$3,866	$3,977
Transaction costs	(73)	(74)
Accretion	436	344
Repayment in shares	(4,229)	-
Convertible debentures	$-	$4,247

The convertible debentures were recorded as a liability. The accretion expense for the nine-month period ended September 30, 2022 amounts to CAD$125,000 ($96,000), compared to CAD$222,000 ($178,000) for the comparative period in 2021.

During the nine-month period ended September 30, 2022, CAD$60,000 ($48,000) of convertible debentures were converted into 120,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $48 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Debentures (Cont'd)

During the nine-month period ended September 30, 2021, CAD$425,000 ($340,000) of convertible debentures were converted into 850,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $321 thousand.

The interest accrued on the convertible debentures for the nine-month period ended September 30, 2022 amounts to CAD$218 thousand ($171 thousand) and was paid by issuance of 573,684 common shares on July 5, 2022. The interest on the convertible debentures amounted to CAD$430 thousand ($344 thousand) for the nine-month period ended September 30, 2021. The interest expense on the convertible debentures is recorded in financing and interest expense.

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2022 amounts to $63,000 (2021: $24,000). The warrants have been recorded as equity. Upon adoption of ASU 606-20, the beneficial conversion feature was reversed on January 1, 2022.

The components of the convertible notes are as follows:

	September 30, 2022	December 31, 2021

Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	97	58
Beneficial conversion feature	-	(411)
Convertible notes	$1,795	$1,345

The interest on the convertible notes for the nine-month period ended September 30, 2022 amounts to $126,000 (2021: $26,000) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

The components of the convertible notes subsequent to the amendments are as follows:

	September 30, 2022	December 31, 2021

Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	44	21
Convertible notes	$924	$901

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

8. Convertible Notes (Cont'd)

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2022 amounts to $23,000 (2021: $127,000).

During the nine-month period ended September 30, 2021, $295,000 of convertible notes were converted into 670,452 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $262 thousand.

The interest on the convertible notes for the nine-month period ended September 30, 2022 amounts to $60,000 and is recorded in financing and interest expense (2021: $77,000).

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2022 amounts to $44,000 (2021: $41,000). The warrants have been recorded as equity.

During the nine-month period ended September 30, 2021, $68,000 of convertible notes were converted into 377,777 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $59 thousand.

The components of the convertible notes are as follows:

	September 30, 2022	December 31, 2021
Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	110	66
Convertible note	1,507	$1,463

The interest on the convertible notes for the nine-month period ended September 30, 2022 amounts to $99,000 (2021: $104,000) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

9. Capital Stock

	September 30, 2022	December 31, 2021

Authorized -

450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

174,646,196 (December 31, 2021 -154,571,289) common shares	$1	$1

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

On May 14, 2021, the Company reported that the previously announced $12,346,300 investment in IntelGenx by atai Life Sciences had been completed. As a result of the investment, atai held approximately 25% of the issued and outstanding common stock of IntelGenx. As at September 30, 2022, atai holds approximately 21% of the issued and outstanding common stock of IntelGenx.

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
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

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

No stock options were exercised during the nine-month periods ended September 30, 2022 and 2021.

Compensation expenses for stock-based compensation of $94 thousand and $81 thousand were recorded during the nine-month periods ended September 30, 2022 and 2021, respectively. An amount of $85 thousand (2021 - $81 thousand) expensed in the nine-month period ended September 30, 2022 relates to stock options granted to employees and an amount of $9 (2021 - $Nil thousand) relates to stock options granted to consultants. As at September 30, 2022, the Company has $52 thousand (2021 - $146 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the nine-month periods ended September 30, 2022 and 2021.

Deferred Share Units ("DSUs")

On January 1, 2022, 543,480 DSUs have been granted under the DSU Plan, accordingly, an amount of $197 thousand has been recognized in general and administrative expenses.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital (Cont'd)

On May 19, 2021, 390,625 DSUs have been granted under the DSU Plan, accordingly, an amount of $207 thousand has been recognized in general and administrative expenses.

Performance and Restricted Share Units ("PRSUs")

No PRSUs were granted during the nine-month periods ended September 30, 2022 and 2021.

11. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	September 30, 2022	September 30, 2021

Research and development agreements	$657	$489
Product revenue	79	232
Royalties on product sales	41	-
Sales milestone revenue	-	320
	$777	$1,041

The following table presents our revenues disaggregated by timing of recognition:

	September 30, 2022	September 30, 2021
(in U.S. $thousands)

Product and services transferred at point in time	$267	$552
Products and services transferred over time	510	489
	$777	$1,041

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	September 30, 2022	September 30, 2021

Europe	$525	816
United States	147	-
Canada	105	225
	$777	$1,041

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

11. Revenues (Cont'd)

Remaining performance obligations

As at September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,467 representing research and development agreements, the majority of which is expected to be recognized in the next twelve months. The Company is also eligible to receive up to $2,552 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

12. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the nine-month period ended September 30, 2022 included in general and administrative expenses is $205 thousand. The cash outflows from operating leases for the nine-month period ended September 30, 2022 was $203 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at September 30, 2022 were 3.4 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at September 30, 2022 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2022	63
2023	256
2024	264
2025	264
2026	44
Total undiscounted lease payments	891
Less: Interest	195
Present value of lease liabilities	$696

Current portion of operating lease liability	$231
Operating lease liability	$465

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

12. Leases (Cont'd)

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the nine-month period ended September 30, 2022 was $25 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at September 30, 2022 were 2.35 years and 6.35%, respectively.

The following table reconciles the undiscounted cash flows for the finance leases as at September 30, 2022 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2022	$10
2023	39
2024	37
2025	6
Total undiscounted lease payments	92
Less: Interest	6
Present value of lease liabilities	$86

Current portion of finance lease liability	$35
Finance lease liability	$51

13.  Related Party Transactions

Included in management salaries for the nine-month period ended September 30, 2022 are $10 thousand (2021 - $10) for options granted to the Chief Executive Officer, $10 thousand (2021 - $10 thousand) for options granted to the President and Chief Financial Officer, $5 (2021 - $10) for options granted to the Vice President, Operations, $5 thousand (2021 - $5 thousand) for options granted to the Vice-President, Research and Development, $5 thousand (2021 - $5 thousand) for options granted to Vice-President, Business and Corporate Development and $13 thousand (2021 - $13 thousand) for options granted to the Vice-President, Intellectual Property and Legal Affairs under the 2016 Stock Option Plan.

Also included in general and administrative expense for the nine-month period ended September 30, 2022 are director fees of $167 thousand (2021 - $179 thousand) and DSU recovery of $143 thousand (2021: DSU expense of $345 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
September 30, 2022 (Expressed in U.S. Funds) (Unaudited)

14. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The warrants, share-based compensation and convertible debenture and notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15.  Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $310,000 (including interest and penalties of $33,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $277,000 and net earnings would decrease by $277,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of  Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the nine-month period ended September 30, 2022 and 2021.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Interim Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2021. In preparing this MD&A, we have taken into account information available to us up to November 10, 2022, the date of this MD&A, unless otherwise indicated.

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

Most recent key developments

On July 05, 2022, the Company announced that, as previously disclosed on June 1, 2022 and in accordance with the terms of the trust indenture governing the Debentures (as defined below), as supplemented, it has issued (i) 19,381,223 shares of common stock of the Company ("Shares") at a deemed price of C$0.2812 in payment of the outstanding C$5,450,000 aggregate principal amount of the Company's convertible unsecured subordinated debentures due June 30, 2022 and (ii) 573,684 Shares at a deemed price of C$0.38 per Share in payment of an aggregate of C$218,000 interest due on the Debentures as of June 30, 2022.  The Convertible Debentures, listed on the Toronto Stock Exchange under the symbol IGX.DB, was delisted from trading as of the close of business on June 30, 2022.

On September 08, 2022, the Company announced that patient enrollment in the ongoing Montelukast VersaFilm® Phase 2a BUENA clinical trial in patients with mild to moderate Alzheimer's Disease had reached the halfway mark.  This proof-of-concept study currently includes six clinical research sites with the potential of adding three more sites in the coming month, all of which are expected to enroll a total of approximately 70 patients.

Following the end of the quarter, on October 13, 2022, the Company provided an update on its collaboration with its strategic partner, atai Life Sciences, for the development of novel formulations of pharmaceutical-grade psychedelics based on IntelGenx's polymeric film technologies.  Pursuant to the first of two current feasibility agreements between the companies, IntelGenx conducted pre-development, formulation development work and clinical supply manufacturing to provide a product prototype to atai for further clinical investigation. That previously undisclosed candidate, buccal VLS-01, is a buccal film containing a synthetic form of N,N-dimethyltryptamine. atai is developing the product as a novel therapy for treatment-resistant depression in combination with atai's digital therapeutic designed to provide contextual "(mind)set-and-setting" support to patients prior to dosing.

Following the end of the quarter, on October 18, 2022, the Company announced that it had responded to the Complete Response Letter for its 505(b)(2) New Drug Application for RIZAFILM® (owned by Gensco) VersaFilm® received from the U.S. Food and Drug Administration in March 2020.

On October 20, 2022, the Company announced that the United States Patent and Trademark Office issued U.S. Patent No. 11,471,406 to IntelGenx, with claims for modulating drug absorption in oral film dosage form designed for sublingual administration of various pharmaceuticals, including some cannabinoids.  This, the latest in a series of patents recently granted to IntelGenx, is expected to remain in force at least until 2038, not including any potential patent term extensions. The '406 patent issuance adds to the formidable intellectual property estate the Company has been building for its VersaFilm® oral film technology. This patent will enable development of a wide variety of protected product designed for improved drug delivery. While this novel proprietary technology covered by both U.S. Patent No. 10,828,254, previously granted to IntelGenx in November 2020, and the new '406 patent is suitable for cannabis-containing oral films, especially for THC oral film dosage forms, the '406 patent specifically covers an oral film dosage form designed for modulating absorption profile of sublingually administered actives.

On October 25, 2022, the Company announced that its previously undisclosed development candidate, Buprenorphine Buccal Film, for which an abbreviated new drug application has been filed by Chemo Research SL through its agent and affiliate Xiromed LLC, had received a U.S. Food and Drug Administration Generic Drug User Fee Act ("GDUFA") date of April 28, 2023.  Buprenorphine Buccal Film is a generic version of Belbuca®, an opioid that is used to manage pain severe enough to require daily, around-the-clock, long-term treatment with an opioid, when other pain treatments are inadequate. Approved by the FDA in 2015, Belbuca® is applied to the oral or buccal mucosa every 12 hours and comes in seven strengths ranging from 0.075 mg to 0.9 mg.  IntelGenx partnered with Chemo, part of the Insud Pharma Group, on the development of Buprenorphine Buccal Film in September 2016. Buprenorphine Buccal Film incorporates IntelGenx's VersaFilm® technology in a novel formulation. The companies co-developed the candidate's ANDA that is currently under review by the FDA.  According to IMS Health, a leading healthcare data and analytics provider, global annual sales of Belbuca® amounted to $315 million as of July 2022.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2022 report an accumulated other comprehensive loss due to foreign currency translation adjustments and changes in fair value of $2,664 primarily due to the fluctuations in the rates and fair values used to prepare our financial statements, $1,293 of which negatively impacted our comprehensive loss for the nine-month period ended September 30, 2022. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US GAAP Financial Information

	Three-month period ended November 30		Nine-month period ended November 30
	ended September 30,		ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Comprehensive loss	(2,975)	(2,173)	(9,239)	(6,970)
Add (deduct):
Depreciation	196	199	587	589
Finance costs	286	365	1,063	1,134
Finance income	(1)	(1)	(2)	(152)
Share-based compensation	31	25	94	81
Deferred income tax	-	(3)	-	(3)
Other comprehensive loss (income)	299	171	1,293	516

Adjusted EBITDA Loss	(2,164)	(1,417)	(6,204)	(4,805)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA (Loss) increased by $747 for the three-month period ended September 30, 2022 to ($2,164) compared to ($1,417) for the three-month period ended September 30, 2021. The increase in Adjusted EBITDA (Loss) of $747 for the three-month period ended September 30, 2022 is mainly attributable to an increase in SG&A expenses of $537 before consideration of stock-based compensation, and a decrease in revenues of $451, offset by a decrease in R&D expenses of $172 before consideration of stock-based compensation and a decrease in manufacturing expenses of $69 before consideration of stock-based compensation.

Adjusted EBITDA (Loss) increased by $1,399 for the nine-month period ended September 30, 2022 to ($6,204) compared to ($4,805) for the nine-month period ended September 30, 2021. The increase in Adjusted EBITDA (Loss) of $1,399 for the nine-month period ended September 30, 2022 is mainly attributable to an increase in SG&A expenses pf $972, an increase in R&D expenses of $372 before consideration of stock-based compensation and a decrease in revenues of $264, offset by a decrease in Manufacturing expenses of $209 before consideration of stock-based compensation.

Results of operations for the three-month and nine-month periods ended September 30, 2022 compared with the three-month and nine-month periods ended September 30, 2021.

	Three-month period ended September 30,		Nine-month period ended September 30,
	2022	2021	2022	2021
Revenue	$142	$593	$777	1,041
Research and Development Expenses	704	874	2,289	1,910
Manufacturing expenses	429	499	1,381	1,598
Selling, General and Administrative Expenses	1,204	662	3,405	2,419
Depreciation of tangible assets	196	199	587	589
Operating loss	(2,391)	(1,641)	(6,885)	(5,475)
Net loss	(2,676)	(2,002)	(7,946)	(6,454)
Comprehensive loss	(2,975)	(2,173)	(9,239)	(6,970)

Revenue

Total revenues for the three-month period ended September 30, 2022 amounted to $142, representing a decrease of $451 or 76% compared to $593 for the three-month period ended September 30, 2021.  Total revenues for the nine-month period ended September 30, 2022 amounted to $777, representing a decrease of $264 or 25% compared to $1,041 for the nine-month period ended September 30, 2021.  The decrease for the three-month period ended September 30, 2022 compared to the last year's corresponding period is mainly attributable to decreases in Sales Milestone Revenues of $320 and R&D revenues of $141, offset by increases in Product Revenues of $9 and Royalties on Product Sales of $1. The decrease for the nine-month period ended September 30, 2022 compared to the last year's corresponding period is mainly attributable to decreases in Sale Milestone Revenues of $320 and Product revenues of $153, offset by increases in R&D Revenues of $168 and Royalties on Product Sales of $41.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended September 30, 2022 amounted to $704, representing a decrease of $170 or 19%, compared to $874 for the three-month period ended September 30, 2021. R&D expenses for the nine-month period ended September 30, 2022 amounted to $2,289, representing an increase of $379 or 20%, compared to $1,910 for the nine-month period ended September 30, 2021.

The decrease in R&D expenses for the three-month period ended September 30, 2022 is mainly attributable to decreases in R&D batch development expenses of $318, salary expense of $50, patent expenses of $34, analytical costs of $33 and lab supplies of $25, offset by increases in study costs of $200, the allocation of the 20% credit of $50 as per the strategic development agreement with atai, consulting fees of $25, and a decrease in R&D estimated tax credits of $15. The increase in R&D expenses for the nine-month period ended September 30, 2022 is mainly attributable to increases in study costs of $558, the allocation of the 20% credit of $232 as per the strategic development agreement with atai, consulting fees of $71, salary expenses of $56 due to new hires, repairs and maintenance of $36, and a decrease in R&D estimated tax credits of $104, offset by decreases in R&D batch development expenses of $350, analytical costs of $195, patent expenses of $71, and lab supplies of $64.

In the three-month period ended September 30, 2022 we recorded estimated Research and Development Tax Credits of $13, compared with $28 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2022 we recorded estimated Research and Development Tax Credits of $52, compared with $155 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended September 30, 2022 amounted to $429, representing a decrease of $70 or 14%, compared to $499 for the three-month period ended September 30, 2021. Manufacturing expenses for the nine-month period ended September 30, 2022 amounted to $1,381 representing a decrease of $217 or 14%, compared to $1,598 for the nine-month period ended September 30, 2021.

The decrease in Manufacturing expenses for the three-month period ended September 30, 2022 is mainly attributable to decreases in supplies and consumables of $83 and salary expenses of $9, offset by an increase in repairs and maintenance of $28. The decrease in Manufacturing expenses for the nine-month period ended September 30, 2022 is mainly attributable to a decrease in supplies and consumables of $323, offset by increases in repairs and maintenance of $51, quality expenses of $22, consulting fees of $16, and salary expenses of $16.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended September 30, 2022 amounted to $1,204, representing an increase of $542 or 82%, compared to $662 for the three-month period ended September 30, 2021. SG&A expenses for the nine-month period ended September 30, 2022 amounted to $3,405 representing an increase of $986 or 41%, compared to $2,419 for the nine-month period ended September 30, 2021.

The increase in SG&A expenses for the three-month period ended September 30, 2022 is mainly attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $452 and increases in insurance expense of $64, salaries and compensation expenses of $27 due to new hires, investor relations expenses of $5, leasehold expenses of $5, offset by a decrease in professional fees of $10. The increase in SG&A expenses for the nine-month period ended September 30, 2022 is mainly attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $836 and increases professional fees of $304, insurance expense of $139, leasehold expenses of $74, investor relations expenses of $22, business development expenses of $21 and travel expenses of $12, offset by a decrease in salaries and compensation expenses of $431,  mainly attributable to the revaluation of previously issued DSUs which was caused by the decrease in the Company's share price during the nine-month period ended September 30, 2022.

Depreciation of tangible assets

In the three-month period ended September 30, 2022 we recorded an expense of $196 for the depreciation of tangible assets, compared with an expense of $199 for the same period of the previous year.  In the nine-month period ended September 30, 2022 we recorded an expense of $587 for the depreciation of tangible assets, compared with an expense of $589 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2022 amounted to $31 compared to $25 for the three-month period ended September 30, 2021. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2022 amounted to $94 compared to $81 for the nine-month period ended September 30, 2021.

We expensed approximately $28 in the three-month period ended September 30, 2022 for options granted to our employees in 2021 and 2022 under the 2016 Stock Option Plan and $3 for options granted to a consultant, compared with $25 and $Nil, respectively that was expensed in the same period of the previous year.

We expensed approximately $85 in the nine-month period ended September 30, 2022 for options granted to our employees in 2021 and 2022 under the 2016 Stock Option Plan and $9 for options granted to a consultant in 2021, compared with $81 and $Nil, respectively that was expensed in the same period of the previous year.

There remains approximately $52 in stock-based compensation to be expensed in fiscal 2022 and 2023, of which $15 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	September 30, 2022	December 31, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current Assets	$5,811	$11,437	$(5,626)	(49%)

Leasehold improvements and Equipment, net	4,527	5,213	(686)	(13%)

Security Deposits	242	252	(10)	(4%)

Operating lease right-of-use asset	774	1,003	(229)	(23%)

Current Liabilities (excluding convertible debentures)	2,240	2,773	(533)	(19%)

Long-term debt	5,500	2,500	3,000	120%

Convertible debentures	-	4,247	(4,247)	(100%)

Convertible notes	4,226	3,709	517	14%

Operating lease liability	465	642	(177)	(28%)

Finance lease liability	51	84	(33)	(39%)

Capital Stock	1	1	0	0%

Additional Paid-in Capital	67,321	63,104	4,217	7%

Current assets

Current assets totaled $5,811 as at September 30, 2022 compared with $11,437 at December 31, 2021. The decrease of $5,626 is mainly attributable to decreases in cash of $2,447, short-term investments of $2,754, accounts receivable of $91, investment tax credits receivable of $343, and security deposits of $16, offset by increases in prepaid expenses of $7 and inventory of $18.

Cash

Cash totaled $1,498 as at September 30, 2022 representing a decrease of $2,447 compared with the balance of $3,945 as at December 31, 2021. The decrease in cash on hand relates to net cash used in operating activities of $6,963 offset by net cash provided by financing activities of $2,975, net cash provided by investing activities of $1,233 and a positive effect of foreign exchange of $308.

Accounts receivable

Accounts receivable totaled $589 as at September 30, 2022 representing a decrease of $91 compared with the balance of $680 as at December 31, 2021. The main reason for the decrease is related to the collection in 2022 of revenues accounted for as at December 31, 2021 offset by revenues accounted for as at September 30, 2022.

Prepaid expenses

As at September 30, 2022 prepaid expenses totaled $112 compared with $105 as of December 31, 2021. The increase may be explained by advance payments made in the nine-month period ended September 30, 2022.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $93 as at September 30, 2022 compared with $436 as at December 31, 2021. The decrease is attributable to the fact that the 2020 and 2021 amounts were collected in 2022, offset by the accrual estimated and recorded for the nine-month period ended September 30, 2022.

Leasehold improvements and equipment

As at September 30, 2022, the net book value of leasehold improvements and equipment amounted to $4,527, compared to $5,213 at December 31, 2021. In the nine-month period ended September 30, 2022 additions to assets totaled $247 and mainly comprised of $162 for lab and office equipment, $50 for manufacturing equipment, $31 for leasehold improvements and $4 for computer equipment, offset by variation of foreign exchange fluctuation and depreciation expense of $587.

Security deposit

A security deposit in the amount of CAD$300 ($219) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2022.  Security deposits in the amount of CAD$26 ($19) for utilities and CAD$5 ($4) for Cannabis license were also recorded as at September 30, 2022.  Security deposit in the amount of CAD$260 ($189) for Company credit cards was also recorded as at September 30, 2022 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1,974 as at September 30, 2022 compared with $2,299 as at December 31, 2021.  The decrease is mainly attributable to the payment of accruals accounted for as at December 31, 2021.

Loan payable

Loan payable totaled $5,500 as at September 30, 2022 compared with $2,500 as at December 31, 2021.  atai has granted to the Company a secured loan in the amount of $5,500, bearing interest at 8%. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000 each, which will mature on January 5, 2024.  The first loan was received on January 7, 2022 and the second loan will be made available on January 6, 2023, subject to the satisfaction of customary conditions. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $5,500, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.  The loan bears interest at 8%. The interest for the nine-month period ended September 30, 2022 amounts to $311 (2021: $105) and is recorded in financing and interest expense.

Convertible debentures

Convertible debentures totaled $Nil as at September 30, 2022 as compared to $4,247 as at December 31, 2021.  The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,545,000) of debentures at a price of CAD$1,000 ($730) per debenture in July 2017 and August 2017.  On September 25, 2021, the debenture holders approved the extension of the maturity date of the convertible debentures from September 30, 2021 to September 30, 2022 and the conversion price was reduced from CAD$1.35 ($0.98) to CAD$0.50 ($0.36).  On September 30, 2022, the Company issued 19,381,223 shares of common stock in payment of the outstanding CAD$5,450,000 ($4,229,000) aggregate principal amount of the convertible debentures. The convertible debentures were recorded as a liability.  The accretion expense for the nine-month period ended September 30, 2022 amounts to CAD$125,000 ($96,000) ((CAD$222,000) ($178,000) in Q3-2021).

During the nine-month period ended September 30, 2022, CAD$60,000 ($48,000) of convertible debentures were converted into 120,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $48,000.

During the nine-month period ended September 30, 2021, CAD$425,000 ($340,000) of convertible debentures were converted into 850,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $321,000.

The interest accrued on the convertible debentures as at September 30, 2022 amounts to CAD$218,000 ($171,000) and was paid by the issuance of 573,684 common shares on July 5, 2022. The interest on the convertible debentures amounted to CAD$430,000 ($344,000) for the nine-month period ended September 30, 2021.  The interest expense is recorded in Financing and interest expense.

Convertible notes

Convertible notes totaled $4,226 as at September 30, 2022 as compared to $3,709 as at December 31, 2021. The convertible notes have been recorded as a liability.  The accretion expense for the nine-month period ended September 30, 2022 amounts to $130 compared to $192 for the comparative period in 2021.  The interest on the convertible notes for the nine-month period ended September 30, 2022 amounts to $285 ($207 in 2021) and is recorded in Financing and interest expense.

Shareholders' deficit

As at September 30, 2022 we had accumulated a deficit of $65,786 compared with an accumulated deficit of $57,863 as at December 31, 2021. Total assets amounted to $11,354 and shareholders' deficit totaled $1,128 as at September 30, 2022, compared with total assets and shareholders' equity of $17,905 and $3,871 respectively, as at December 31, 2021.

Capital stock

As at September 30, 2022 capital stock amounted to $1.746 (December 31, 2021: $1.545). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $67,321 as at September 30, 2022, as compared to $63,104 as at December 31, 2021. Additional paid in capital increased by $4,217.  The increase is due to the issuance of common shares of $4,229, interest paid by issuance of common shares of $171, stock-based compensation attributable to the amortization of stock options granted to employees of $94, and the value of the conversion of the convertible debentures of $48, offset by $325 for the adoption of ASU 606-20 where the previously accounted beneficial conversion feature in the amount of $325 was derecognized from the value of the convertible notes on a retroactive basis as at January 1, 2022.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows
	September 30, 2022	September 30, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(6,963)	$(5,093)	$(1,870)	37%
Financing Activities	2,975	15,500	(12,525)	(81%)
Investing Activities	1,233	(5,046)	6,279	(124%)
Cash - end of period	1,498	6,019	(4,521)	(75%)

Statement of cash flows

Net cash used in operating activities was $6,963 for the nine-month period ended September 30, 2022, compared to $5,093 for the nine-month period ended September 30, 2021. For the nine-month period ended September 30, 2022, net cash used by operating activities consisted of a net loss of $7,946 (2021: $6,454) before depreciation, accretion expense, stock-based compensation, DSU expense, interest paid by issuance of common shares, and lease non-cash expense in the amount of $937 (2021: $1,246) and an increase in non-cash operating elements of working capital of $46 (2021: $115).

The net cash provided by financing activities was $2,975 for the nine-month period ended September 30, 2022, compared to $15,500 in the same period of the previous year. An amount of $Nil derives from the proceeds from the issuance of shares (2021: $12,346), an amount of $3,000 derives from the issuance of a loan (2021: $2,500), and an amount of $Nil derives from the net proceeds from convertible notes (2021: $1,897), offset by finance lease payments of $25 (2021: $21), repayment of term loans for an amount of $Nil (2021: $737), the transaction costs related to the issuance of shares of $Nil (2021: $422), the transaction costs related to the convertible notes of $Nil (2021: $34), and the transaction costs related to the debt extinguishment of $Nil (2021: $29).

Net cash provided by investing activities amounted to $1,233 for the nine-month period ended September 30, 2022 compared to net cash used in investing activities of $5,046 in the same period of 2021. The net cash provided by investing activities for the nine-month period ended September 30, 2022 relates to the redemption of short-term investments of $7,219 (2021: $1,034), offset by the acquisition of short-term investments of $5,739 (2021: $6,000) and the purchase of leasehold improvements and equipment of $247 (2021: $80).

The balance of cash as at September 30, 2022 amounted to $1,498, compared to $6,019 as at September 30, 2021.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 10, 2022	By: /s/ Horst G. Zerbe
Dr. Horst G. Zerbe Chief Executive Officer and Director

Date: November 10, 2022	By: /s/ Andre Godin
Andre Godin Principal Accounting Officer