Form 10-K
period 2022-12-31
IntelGenx Technologies Corp.
filed 2023-03-29
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number 000-31187

IntelGenx Technologies Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0638336
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

6420 Abrams, Ville Saint Laurent, Quebec, Canada	H4S 1Y2
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code (514) 331-7440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	IGXT IGX	OTCQB TSX

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐1

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

As of June 30, 2022, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $21,421,546 based on the closing price of the registrant's common stock of U.S. $0.17, as reported on the OTCQB on that date. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 29, 2023
Common Stock, $.00001 par value	174,646,197 shares

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement")
are incorporated by reference into Part III

_________________________
1 Not applicable.

Terminology and references

In this Annual Report on Form 10-K, the words "Company", "IntelGenx", "we", "us", and "our", refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to "$", "U.S.$", "U.S. dollars" and "dollars" mean U.S. dollars and all references to "C$", "Canadian dollars" and "CA$" mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the average annual exchange rate for 2022 as reported by the Bank of Canada, being U.S. $1.00 = CA$1.3013.

PART I

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this report constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this report that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended ("Securities Act") and Section 21E of the United States Securities Exchange Act of 1934, as amended ("Exchange Act"). All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities and exchange listings. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this report or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this report or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws.

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
  the impact of COVID-19;
  risks related to the atai investment (as defined below);
  the risk the Investment is terminated;
  the restrictions on our business activities contained in the Securities Purchase Agreement (as defined below);
  that our existing shareholders ("Shareholders") will have reduced ownership and voting interest if ATAI Life Sciences AG ("atai") chooses to exercise their options to increase the Investment;
  the influence atai may have on our business;
  the risk that the Strategic Development Agreement (as defined below) may not result in commercially viable products;
  risks related to default on our loan agreements;
  risks related to default on our convertible notes ;
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

  risks related to the high risk nature of the common stock of the Company (the "Common Stock");
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

The factors set forth in Item 1A., "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our Common Stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

ITEM 1. BUSINESS.

Corporate History

Our predecessor company, Big Flash Corp., was incorporated in Delaware on July 27, 1999. On April 28, 2006, Big Flash Corp., through its Canadian holding corporation, completed the acquisition of IntelGenx Corp., a Canadian company incorporated on June 15, 2003. The Company did not have any operations prior to the acquisition of IntelGenx Corp. In connection with the acquisition, we changed our name from Big Flash Corp. to IntelGenx Technologies Corp. IntelGenx Corp. has continued operations as our operating subsidiary.

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

Managing our project pipeline is a key Company success factor. We have identified three focus areas; psychedelics, cannabis and animal health where we believe we can establish a leadership position with our drug delivery technology. We have undertaken a strategy under which we will work with pharmaceutical companies in order to apply our oral film technology to pharmaceutical products for which patent protection is nearing expiration, a strategy which is often referred to as "lifecycle management." Under Section 505(b)(2) of the Federal Food, Drug, and Cosmetics Act (the "FDCA") ("Section 505(b)(2)"), the U.S. Food and Drug Administration (the "FDA") may grant market exclusivity for a term of up to three years following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or a combination.

The Section 505(b)(2) pathway is also the regulatory approach to be followed if an applicant intends to file an application for a product containing a drug that is already approved by the FDA for a certain indication and for which the applicant is seeking approval for a new indication or for a new use, the approval of which is required to be supported by new clinical trials, other than bioavailability studies. We have implemented a strategy under which we actively look for such so-called "repurposing opportunities" and determine whether our proprietary VersaFilm™ technology adds value to the product. We currently have two such drug repurposing projects in our development pipeline.

We continue to develop the existing products in our pipeline and may also perform R&D on other potential products as opportunities arise.

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

Technology Platforms

Our main product development efforts are based upon four delivery platform technologies: (1) VersaFilm™, an oral film technology, (2) the VetaFilmTM technology platform for veterinary applications, and (3) DisinteQTM a disintegrating oral film technology.

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

Our VersaFilm™ technology consists of a thin (25-35 micron) polymeric film comprised of United States Pharmacopeia components that are approved by the FDA for use in food, pharmaceutical, and cosmetic products. Derived from the edible film technology used for breath strips and initially developed for the instant delivery of savory flavors to food substrates, the VersaFilm™ technology is designed to provide a rapid response and improved bioavailability compared to existing conventional tablets. Our VersaFilm™ technology is intended for indications requiring rapid onset of action, such as migraine, opioid dependence, chronic pain, motion sickness, erectile dysfunction, and nausea or for drug that have a low oral bioavailability and require transmucosal absorption.

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

Our Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology ("generic" products are essentially copies of products that have already received FDA approval). Of the twelve projects currently in our product portfolio, eleven use our VersaFilm® technology and one uses our VetaFilmTM technology.

Our most advanced projects:

INT0008/2008: We developed a Rizatriptan oral film product based on our VersaFilm™ technology. In March 2013 we submitted a Section 505(b)(2) New Drug Application ("NDA") to the FDA for our novel oral thin-film formulation of Rizatriptan, which demonstrated to be bioequivalent to the active drug in Maxalt-MLT® orally disintegrating tablets. Maxalt-MLT® is a leading branded anti-migraine product marketed by Merck & Co. The thin-film formulation of Rizatriptan was originally developed under a co-development and commercialization agreement with RedHill Biopharma Ltd. ("RedHill") which was terminated December 5, 2017, following which Redhill transferred all rights and obligations to us.

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

Under the definitive agreement, Exeltis obtained exclusive rights to register, promote and distribute RIZAPORT® in Spain. In exchange, the Company and Redhill received upfront payments and are entitled to milestone payments, together with a share of the net sales of RIZAPORT® in Spain. The initial term of this agreement is ten years from the date of first commercial sale of the product and shall automatically renew for one additional two-year term. On August 27, 2020, we announced that we had granted Exeltis an exclusive license to manufacture and commercialize RIZAPORT® in the European Union ("EU"). Exeltis will pay us prespecified royalties on net RIZAPORT® sales in the EU. In addition, we have a right of first refusal to manufacture this product for the EU market. Effective September 9, 2020, we signed a technology transfer agreement with LTS Lohmann Therapy Systems for future manufacture and supply of the product for Spain.

On December 14, 2016, we announced the signing of an exclusive license agreement with Pharmatronic Co. for the commercialization of RIZAPORT® in the Republic of Korea ("South Korea"). Under the terms of such agreement, we granted Pharmatronic Co. the exclusive rights to register and commercialize RIZAPORT® in South Korea. IntelGenx received an upfront payment and will be eligible to receive additional milestone payments upon achievement of certain predefined regulatory and commercial targets, as well as tiered royalties. The initial term of the definitive agreement with Pharmatronic Co. is for ten years from the date of first commercial sale and shall automatically renew for an additional two-year term.

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

On March 27, 2020, we received an additional complete response letter ("CRL") from the FDA. The FDA requested additional information, but no new bioequivalence study.

On September 7, 2021, we announced that Exeltis, our commercialization partner in the EU for RIZAPORT®, a unique for the treatment of acute migraines, launched the product in Spain.

On October 18, 2022, we announced that we responded to the CRL received from the FDA.

On November 22, 2022, we announced that the FDA had accepted for review its Class 2 response to the 2020 CRL and that the FDA had assigned a Prescription Drug User Fee Act (PDUFA) goal date of April 17, 2023 for completion of the review of the RIZAFILM® NDA. (RIZAFILM® is a Registered Trademark of Gensco® Pharma Corporation).

On January 23, 2023, we announced that we entered into an exclusive supply agreement (the "ARWAN Agreement") for RIZAPORT® with ARWAN Pharmaceuticals Industries Lebanon s.a.l. ("ARWAN") in various countries in the Middle East and North Africa ("MENA") region, including Lebanon, Kuwait, Saudi Arabia, United Arab Emirates, Jordan, Iraq, , Libya, Oman, Yemen, Qatar, Bahrain, Egypt, Sudan, Kenya, Nigeria, Mauritius, Cameroon, Afghanistan, Tajikistan, Kazakhstan, Turkmenistan, and Uzbekistan (the "Territory").

Under the terms of the ARWAN Agreement, IntelGenx will supply RIZAPORT® to ARWAN, which will have the exclusive right to register and commercialize it in the Territory.

INT0046/2018/INT55/2021: Our first cannabis project based on our VersaFilm™ technology contains 10mg CBD/CBDA.

On November 7, 2018 we announced the execution of a definitive license, development and supply agreement with Tilray, Inc. ("Tilray"), a global leader in cannabis production and distribution. Under such agreement, the two companies will co-develop and commercialize oral film products infused with adult-used medical cannabis ("cannabis infused VersaFilm™").

Under the agreement, the Company and Tilray will fund 20% and 80%, respectively, of the costs associated with the development of the cannabis infused Versafilm™ products. The Company will have the exclusive right to manufacture and supply the co-developed products to Tilray, and will also receive a fixed single-digit royalty on net product sales. Tilray will have the exclusive, worldwide marketing and distribution rights for the co-developed products.

In connection with the Tilray agreement, the Company and Tilray also executed a subscription agreement under which Tilray made a strategic investment in IntelGenx through a non-brokered private placement (the "Tilray Private Placement"). As a result, we issued Tilray 1,428,571 shares of Common Stock at a subscription price of $0.70 per share of Common Stock for gross proceeds of $1,000,000. We used the proceeds of the Tilray Private Placement for cannabis infused VersaFilm™ product development under the agreement with Tilray.

On May 2019, we received the first extract from Tilray in sufficient quantities to commence batch production of cannabis-infused VersaFilm® followed by an announcement in October 2019 that the formulation had progressed to the scale-up manufacturing stage. The manufacturing scale-up work was completed successfully in January 2020.

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

On October 29, 2020, we signed a letter of intent with Heritage Cannabis Holding Corp. ("Heritage Cannabis") for long term cannabis filmstrip supply agreement. Shortly after, on January 7, 2021, we announced the execution of a definitive supply agreement with Heritage Cannabis for the manufacturing and supply of filmstrip products containing 10 mg of CBD/CBDA using our VersaFilm® technology for the Canadian and Australian markets.

On August 31, 2021, we announced that we completed a shipment of CBD/CBDA Filmstrips in support of Heritage Cannabis' Canadian market launch of its "CB4 Control" branded product. The product was subsequently successfully launched by Heritage Cannabis in Canada and the relationship is ongoing between the parties.

On December 8, 2021, we announced that we initiated an arbitration proceeding against Tilray, related to an alleged breach of the parties' 2018 license, development and supply agreement, as amended with Tilray for the co-development and commercialization of cannabis-infused VersaFilm® products. The arbitration is currently ongoing.

INT0007/2006: We are developing an oral film product based on our VersaFilm™ technology containing the active ingredient tadalafil. This product is intended for the treatment of erectile dysfunction ("ED"). The results of a phase I pilot study conducted in the second quarter of 2015 confirmed that the product is bioequivalent with the brand product, Cialis®.

On May 8, 2019, we executed a worldwide collaboration agreement for tadalafil with Aquestive Therapeutics, Inc. ("Aquestive"). Under the terms of this agreement, the Company and Aquestive will each grant to the other exclusive worldwide licenses to their respective intellectual property relating to tadalafil oral film formulation and manufacturing. The companies will jointly undertake further co-development and commercialization of tadalafil oral film products, and will equally share (50/50) net profits from worldwide product sales. Aquestive previously submitted an NDA for its tadalafil oral film for the treatment of ED to the FDA. In November 2018, Aquestive received a CRL from the FDA requesting additional safety data from healthy volunteers. Both companies are currently working on responding to the CRL.

On September 29, 2021, we announced that Aquestive, our co-development and commercialization partner for Tadalafil oral films for the treatment of erectile dysfunction and benign prostatic hyperplasia, entered into a definitive license and supply agreement with an undisclosed leading men's health company for the US.

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

On June 2019, the FDA conducted a PAI for the buccal film that resulted in the FDA issuing us a Form 483, a report from an investigator noting conditions that in their judgment may constitute violations of the FDCA and related acts. Further, in October 2019, we received a CRL in which the FDA declined to approve our product. A CRL does not necessarily indicate that a drug or biologic is not safe or effective. Rather, the FDA issues a CRL when it has reviewed the submitted data and has outstanding questions. A CRL allows the FDA to provide an applicant with a systematic list of deficiencies detected within the submission package sent to the agency that stop short of requiring an entire resubmission. Our updated response to the Form 483 was submitted on April 28 2021 and our response to the CRL was sent to the FDA on May 14, 2021. In February 2022, the FDA conducted a second PAI based on the initial response to the CRL filed earlier in May 2021 which resulted in the issuance of a Form 483 with two observations. Subsequently, on March 14, 2022 the FDA issued a second CRL requesting more information on the product and changes to the labelling

On October 25, 2022, we announced that our previously undisclosed development candidate, Buprenorphine Buccal Film, for which an abbreviated ANDA has been filed by Chemo Research through its agent and affiliate Xiromed, has received a U.S. FDA Generic Drug User Fee Act ("GDUFA") date of April 28, 2023.

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

In 2017, we announced receiving a no objection letter from Health Canada regarding a Phase IIa proof-of-concept study. The objectives of this 26-week, randomized, double-blind and placebo-controlled Phase IIa proof of concept study to be conducted at eight clinical study sites across Canada will be to evaluate the safety, feasibility, tolerability and efficacy of montelukast buccal film in patients with mild to moderate Alzheimer's Disease ("AD"). The trial design includes testing of up to 70 patients. Based on the outcome of this first efficacy trial in humans, we began actively seeking a partnership or alliance opportunity to further advance developmental work and commercialization of this product.

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

On October 12, 2021, we announced our intention to resume patient screening in the ongoing BUENA clinical trial in patients with mild to moderate AD following Health Canada's issuance of a no objection letter in response to IntelGenx's amended Clinical Trial Application.

On January 20, 2022, we announced that patient dosing has resumed in the ongoing BUENA clinical trial in patients with mild to moderate AD under a previously amended protocol using higher doses of Montelukast VersaFilm®.

On September 8, 2022, we announced that patient enrollment in the ongoing BUENA clinical trial in patients with mild to moderate AD had reached the halfway mark.

Currently, this proof-of-concept study includes ten clinical research sites, all of which are expected to enroll a total of approximately 70 patients.

On February 9, 2023, IntelGenx announced a research collaboration with Per Svenningsson, MD, PhD, of the Karolinska Institute, to plan and conduct a multicentre, randomized, double-blind, placebo-controlled clinical study (the "Study") to investigate the use of IntelGenx's Montelukast VersaFilm® for the treatment of Parkinson's Disease ("PD").

Dr. Svenningsson will serve as the Principal Investigator for the planned Study and will sponsor it through a 20 million Swedish Crowns grant (approx. $2 million USD) awarded by the Swedish Research Council, Sweden's largest governmental research funding body. IntelGenx will supply Dr. Svenningsson with both active and placebo films to be used in the 18-month treatment regimen for study participants. Upon completion of the Study, IntelGenx will retain the intellectual property rights and use the findings to further develop its Montelukast VersaFilm® program for PD treatment. The Study is currently expected to commence in the third quarter of 2023.

PD is one of the most common movement disorders in elderly people and is the second most common neurodegenerative disorder after Alzheimer's disease ("AD"). It is a neurodegenerative disorder where misfolded alpha-synuclein-enriched aggregates, called Lewy bodies, are central in pathogenesis. No neuroprotective or disease-modifying treatments are currently available. The current standard treatment of PD motor dysfunction is based on the enhancement of dopaminergic transmission and involves the administration of L-dopa. Evidence from multiple patient studies and animal models has shown a significant immune component during the course of the disease, highlighting immunomodulation as a potential treatment strategy. Montelukast is a CysLT1 antagonist which decreases neuroinflammation by inhibiting CysLT1. Early results have indicated its potential usefulness for the treatment of various neurodegenerative disorders like PD and AD.

Our Psychedelic Programs:

INT0052/2020. On July 7, 2020 we entered into a feasibility agreement with Cybin Corp. for a fast-acting, orally-dissolving psilocybin film. . This project has been discontinued.

INT0053/2020. On August 20, 2020 we entered into a feasibility agreement with atai to develop pharmaceutical-grade polymeric film-based psychedelics.

On October 13, 2022, we provided an update on our collaboration with atai. Pursuant to the feasibility agreement, IntelGenx conducted pre-development, formulation development work and clinical supply manufacturing to provide a product prototype to atai for further clinical investigation. That previously undisclosed candidate, buccal VLS-01, is a buccal film containing a synthetic form of N,N-dimethyltryptamine. atai is developing the product as a novel therapy for treatment-resistant depression ("TRD") in combination with atai's digital therapeutic designed to provide contextual "(mind)set-and-setting" support to patients prior to dosing.

INT0054/2020. On May 12, 2021, we entered into a second feasibility agreement with atai for the development of novel formulations of Salvinorin A, a naturally occurring psychedelic compound being developed for the treatment of TRD and other indications. This program is currently on hold by the partner.

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

On February 8, 2021, we announced that we had filed a new provisional patent application at the United States Patent and Trademark Office ("USPTO") entitled "High Loading Oral Film Formulation". The patent application covers the incorporation of high concentrations of active ingredients in products based on IntelGenx's VetaFilm™ proprietary veterinary oral film technology. This higher loading capability enables a formulation with a ratio of active-to-polymer of 1-to-1, thereby pushing the limit of the film capabilities and distinguishing it from known oral film technology.

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

On May 14, 2018, the Company, Par, Indivior, Inc., Indivior UK Limited, and Aquestive (previously Monosol RX) settled all patent litigation related to Suboxone® film. The settlement agreement permitted Par to begin selling a generic version of Suboxone® film on January 1, 2023. The project is presently on hold.

INT0040/2014: This oral film product is based on our proprietary VersaFilm™ technology. On December 27, 2016, we entered into a co-development and commercialization agreement with Endo for this product in the United States market. Under such agreement, Endo obtained certain exclusive rights to market and sell our product in the United States. We received an upfront payment. The project is discontinued due to low sales of the brand product.

INT0036/2013: This oral film product is based on our proprietary oral film technology VersaFilm™. Loxapine is indicated for the treatment of anxiety and aggression in patients suffering from schizophrenia or bipolar 1 disorder. Using our VersaFilm™ technology allows an improved product to offer patients significant therapeutic benefits compared to existing medications. We expect to effectively treat acute agitation associated with schizophrenia or bipolar 1 disorder in non-institutionalized patients while reducing the risk of pulmonary problems. Our product offers an important therapeutic benefit to these patients, as it could substantially reduce the potential risks of violence and injury to patients and others by preventing or reducing the duration and severity of an episode of acute agitation. Our first clinical study on this product, completed in the fourth quarter of 2014, suggested improved bioavailability compared to the currently approved tablet. In late 2015, we completed a second pilot clinical study which demonstrated that buccal absorption of the drug from the Loxapine oral film results in a significantly higher bioavailability of the drug compared to oral tablets. We were working to optimize the film to further improve the time to reach peak plasma concentrations, however, due to the prioritization of our project line, we directed resources to other projects, leading to a temporary hold of the optimization work during 2019. This project is currently on hold.

On February 21, 2023, IntelGenx announced that the United States Patent and Trademark Office ("USPTO") granted a Notice of Allowance for U.S. Patent Application 16/053,383, entitled "Loxapine Film Oral Dosage Form."

This film formulation patent covers Loxapine oral film formulations designed for use in patients with anxiety and agitation associated with schizophrenia and bipolar 1 disorder, and is intended to protect IntelGenx Loxapine VersaFilm® product.

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

On October 21, 2020, we entered into an amended and restated licensing agreement with Tetra Bio-Pharma under which Tetra purchased the worldwide Adversa® technology rights as it relates to its PPP-002 (Dronabinol) drug product candidate for three undisclosed milestone payments: 45% to be paid on November 15, 2020; 45% to be paid on March 1, 2021, and a final payment of 10% upon successful technology transfer. In addition, Tetra will pay us a royalty on future net sales of Dronabinol mucoadhesive tablets.

The current status of each of our products as of the date of this Annual Report is summarized in the table below.

Product	Indication	Status of Development
INT0008/2008	Migraine	Launched in Spain and pending FDA approval
INT0046/2018 and INT0055/2021	Adult Use	Launched Canada
INT0007/2006	Erectile dysfunction	Working on response to Aquestive's CRL
INT0039/2013	Pain	Pending FDA approval
INT0027/2011	Opioid addiction	Currently on hold
INT0043/2015	Alzheimer	BUENA Study on-going
INT0010/2006	Treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy	Transferred to TetraBio
INT0036/2013	Schizophrenia or bipolar 1 disorder	Currently on hold
INT0048/2020	Animal Health	Clinical Study
INT0053/2020	Treatment resistant depression (TRD)	Clinical Study
INT0054/2020	Undisclosed	Formulation development on hold

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

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™ is an example of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Competition

The pharmaceutical industry is highly competitive and is subject to the rapid emergence of new technologies, governmental regulations, healthcare legislation, availability of financing, patent litigation and other factors. Many of our competitors, including Aquestive (formerly Monosol Rx), Tesa-Labtec GmbH, Collegium Pharmaceutical Inc. (formerly BioDelivery Sciences International, Inc.) and LTS Lohmann Therapy Systems Corp., have longer operating histories and greater financial, technical, marketing, legal and other resources than we have. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling products that have been approved. We expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete.

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

In order to establish ourselves as a viable full service CDMO partner, we plan to continue to invest in our R&D activities, analytical testing and in our manufacturing technology expertise, in order to further strengthen our technology base and to develop the ability to manufacture products based on our drug delivery technologies at competitive costs.

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

We have obtained 38 patents and have 31 published pending patent applications, as described below. The patents expire 20 years after submission of the initial application. In the United States, the term of a patent sometimes extends over the 20-year period. The initial term of 20 years is extended by a period (the "patent term adjustment") determined by the USPTO according to delays in the prosecution of the patent application that are not applicant delays.

Our patent portfolio is dynamic in nature and constantly under review to assess the business priorities, as such any of the currently pending application and issued patent may be abandoned if the expense of pursuing prosecution or maintaining the patent or application active is no longer warranted by our business targets.

Patent No.	Title	Subject	Date issued/Expiration
US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027
US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033
US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032
US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032
South Africa 2016/00785	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed July 30, 2014 Expires July 30, 2034
US 9,301,948	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued April 5, 2016 Expires July 30, 2033
US 9,668,970	Film Dosage Form with Extended Release Mucoadhesive Particles	Film containing mucoadhesive particle	Issued June 6, 2017 Expires November 26, 2034
US 9,717,682	Solid Oral Film Dosage Forms and Methods for Making Same	Optimization of film strip technology	Issued August 1, 2017 Expires September 21, 2031
US 9,949,934	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued April 24, 2018 Expires October 20, 2036

US 10,272,038	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Issued April 30, 2019 Expires November 26, 2034
US 10,610,528	Solid oral film dosage forms and methods for making same	Formulation of oral films containing tadalafil	Issued April 7, 2020 Expires June 28, 2031
US 10,722,476	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued July 28, 2020 Expires October 20, 2036
US 10,828,254	Oral film formulation for modulating absorption profile	Formulation of oral films containing tadalafil	Issued November 10, 2020 Expired September 28, 2038
CA 2,998,223	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Issued October 9, 2018 Expires January 24, 2037
CL 61.052	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 13, 2020 Expires July 30, 2034
EP 3,027,179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
JP 6,482,552	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued March 13, 2019 Expires July 30, 2034
MX 366,595	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued July 15, 2019 Expires July 30, 2034
CN 105530921	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Austria AT E1053177	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Belgium 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034

Switzerland 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Denmark 602014034391.0	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Spain 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Finland 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
France 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
UK 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Greece 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Italy 502019000003967	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Netherlands 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Norway NO/EP3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Sweden 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034

Denmark 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
US 11,033,496	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Issued June 15, 2021 Expires August 23, 2038
CA 2998218	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued June 15, 2021 Expires October 17, 2037
KR102272442	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued June 28, 2021 Expires July 30, 2034
US 11,471,406	Oral film formulation for modulating absorption profile	Formulation of oral films containing hydroxyethyl cellulose	Issued October 18, 2022 Expires November 11, 2038
BR Appl. BR112016002074-0	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued January 24, 2023 Expires July 30, 2034

Patent Application No.	Title	Subject	Date Filed
EU Appl. 17862398.9	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Chinese Appl. 201780062591.7	The device and method for treating illness relevant to neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Chinese Appl. 201880016281.6	The treatment method and device of the bioavailability of improved leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Mexican Appl. MX2019004096	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017

Mexican Appl. MX2019010573	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Mexican Appl. MX2018010755A	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA3,017,264	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA3,017,526	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed September 14, 2018
Canadian Appl. CA3,056,944	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Canadian Appl. CA 3,062,704	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018
EP Appl. 18798869.6	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018
Canadian Appl. CA 3,061,086	Lipophilic active oral film formulation and method of making the same	Film containing lipophilic actives	Filed November 6, 2019
Canadian Appl. CA 3,122,192	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
US Appl. 16/053,383	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Filed August 2, 2018
US Appl. 16/391,430	Film Dosage Forms Containing Amorphous Active Agents	Film containing amorphous agent	Filed April 23, 2019
EP Appl. 19859079.6	Method of treatment and device for the improved bio availability of montelukast, a leukotriene receptor antagonist	Formulation of oral films containing montelukast	Filed September 12, 2019

BR Appl. 112021008649-8	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
Canadian Appl. CA 3,118,594	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
EP Appl. 19883191.9	Lipophile aktive orale filmformulierung und verfahren zu ihrer herstellung	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
US Appl. 17/291,582	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed May 5, 2021
US Appl. 17/346,874	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particles	Filed June 14, 2021
Australia Appl. 2019374173	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed April 11, 2019
US Appl. 16/383,813	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed April 15, 2019
Canadian Appl. CA 3,150,213	Method of treatment and device for the improved bio availability of montelukast, a leukotriene receptor antagonist	Formulation of oral films containing montelukast	Filed September 12, 2019
Mexican Appl. MX2021005292A	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed July 13, 2021
PCT/CA2022/050171	High loading oral film formulation	Formulation of oral films containing a high amount of actives	Filed February 7, 2022

PCT/CA2022/050212	Novel tryptamine oral film formulation	Formulation of oral films containing tryptamine	Filed February 14, 2022
US Appl. US 17/842,372	Stable Tryptamine Oral Films	Formulation of oral films containing tryptamine	Filed June 16, 2022
US Appl. US 17/732,456	Method Of Treatment And Device For The Improved Bioavailability Of Leukotriene Receptor Antagonists	Formulation of oral films containing montelukast	Filed April 28, 2022
US Appl. US 17/729,442	Method Of Treatment And Device For The Improved Bioavailability Of Leukotriene Receptor Antagonists	Formulation of oral films containing montelukast	Filed April 26, 2022
New Zealand Appl. NZ 775442	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019

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

  after successful completion of the required clinical testing, submission to the FDA of an NDA, or an ANDA, for generic drugs. In certain cases, an application for marketing approval may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. Such applications, known as a Section 505(b)(2) NDA, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication;
  satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is to be produced, to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and
  FDA review and approval of the NDA or ANDA.

The cost of complying with the foregoing requirements, including preparing and submitting an NDA or ANDA, may be substantial. Accordingly, we typically rely upon our partners in the pharmaceutical industry to spearhead and bear the costs of the FDA approval process. We also seek to mitigate regulatory costs by focusing on Section 505(b)(2) NDA opportunities. By applying our drug delivery technology to existing drugs, we seek to develop products with lower R&D expenses and shorter time-to-market timelines as compared to regular NDA products.

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

The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board ("IRB"), covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB's requirements, or may impose other conditions. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator in accordance with GCP requirements, which includes the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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

Section 505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2). Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the Section 505(b)(2) applicant can establish that reliance on FDA's previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Orange Book Listing

In seeking approval for a drug through an NDA, including a Section 505(b)(2) NDA, applicants are required to list with the FDA certain patents with claims that cover the applicant's product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a Section 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (i) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (ii) such patent has expired; (iii) the date on which such patent expires; or (iv) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or Section 505(b)(2) application refers. The applicant may also elect to submit a "section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference drug NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired as described in further detail below.

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent related exclusivity, during which the FDA cannot review, or in some cases, approve an ANDA or Section 505(b)(2) application that relies on the listed drug. For example, a company may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity ("NCE"), which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An "active moiety" is defined as the molecule or ion responsible for the drug substance's physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA's findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation of a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or Section 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

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

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure: the decentralized procedure and the mutual recognition procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country for medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following a national authorization, the applicant may seek further marketing authorizations from other EU countries under a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

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

United States

In the United States, the FDA and other federal, state, local and foreign regulatory agencies impose substantial requirements upon the clinical development, approval, labeling, manufacture, marketing and distribution of drug products. These agencies regulate, among other things, R&D activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of any prescription drug product candidates or commercial products. The regulatory approval process is generally lengthy and expensive, with no guarantee of a positive result. Moreover, failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, injunctive relief including partial or total suspension of production, or withdrawal of a product from the market. The Company's commercial partners will be responsible for filing the necessary regulatory applications such as Investigational New Drug ("IND") with the FDA following the development by the Company of a prototype containing the psychedelic compound.

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

The FDA also regulates the formulation, manufacturing, preparation, packaging, labeling, holding, and distribution of foods, drugs and dietary supplements under the FDCA and the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). "Dietary supplements" are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient, when used under the conditions recommended or suggested in the labeling of the dietary supplement, "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that the Company may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.

The DSHEA revised the provisions of the FDCA concerning the composition and labeling of dietary supplement ingredients and products. Under the DSHEA, dietary supplement labeling must include the statement of identity (name of the dietary supplement), the net quantity of contents statement (amount of the dietary supplement), the nutrition labeling, the ingredient list, and the name and place of business of the manufacturer, packer, or distributor. The DSHEA also states that dietary supplements may display "statements of nutritional support," provided certain requirements are met. Such statements must be submitted to the FDA within 30 days of first use in marketing and must be accompanied by a label disclosure that "This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease." Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. Any statement of nutritional support the Company makes in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA were to determine that a particular statement of nutritional support was an unacceptable drug claim or an unauthorized version of a health claim about disease risk reduction for a food product, or if the FDA were to determine that a particular claim was not adequately supported by existing scientific data or was false or misleading, the Company would be prevented from using that claim. In addition, the FDA deems promotional and internet materials as labeling; therefore, the Company's promotional and internet materials must comply with FDA requirements and could be the subject of regulatory action by the FDA, or by the Federal Trade Commission (the "FTC") if that agency or other governmental authorities, reviewing the materials as advertising, considers the materials false and misleading.

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

The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, drugs, dietary supplements, and cosmetics, including powers to issue a public warning letter to a company, to publicize information about illegal or harmful products, to request a recall of products from the market, and to request the United States Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U. S. courts. The Company could be subject to fines and penalties, including under administrative, civil and criminal laws for violating U.S. laws and regulations, and the Company's expected nutraceutical products could be banned or subject to recall from the marketplace. The Company could also be subject to possible business and consumer claims under applicable statutory, product liability and common laws.

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
  submission to the FDA of a NDA; and
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

An IRB, at each of the clinical centers proposing to conduct the clinical trial, must review and approve the plan for any clinical trial before it commences at that center. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the consent form signed by the trial participants and must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries.

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

Even though we ceased being a "development stage" company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct R&D using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $68,530 thousand since our inception in 2003 through December 31, 2022. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018 were $1 million, $1.5 million, $1.5 million, $0.7 million and $1.8 million, respectively. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

We may need additional capital to fulfill our business strategies. Failure to obtain such capital would adversely affect our business.

We will need to expend significant capital in order to continue with our R&D and manufacturing operation expansion by hiring additional research staff and acquiring additional equipment. If our cash flows from operations are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we may be required to raise additional funds in the future through private or public sales of equity securities or the incurrence of indebtedness.

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

We depend heavily on our pharmaceutical partners to pay for part or all of the R&D expenses associated with developing a new product and to obtain approval from regulatory bodies such as the FDA to commercialize these products. We also depend on our partners to distribute these products after receiving regulatory approval. Our revenues from R&D fees, milestone payments and royalty fees are derived from our partners. Our inability to find pharmaceutical partners who are willing to pay us these fees in order to develop new products would negatively impact our business and our cash flows.

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

We compete with other companies within the drug delivery industry, many of which have more capital, more extensive R&D capabilities and greater human resources than we do. Some of these drug delivery competitors include Aquestive (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc. and LTS Lohmann Therapy Systems Corp. Our competitors may develop new or enhanced products or processes that may be more effective, less expensive, safer or more readily available than any products or processes that we develop, or they may develop proprietary positions that prevent us from being able to successfully commercialize new products or processes that we develop. As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical. Competition may increase as technological advances are made and commercial applications broaden.

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

We have established our own manufacturing facility for the manufacture of VersaFilm™ products, which required considerable financial investment. If we are unsuccessful to manufacture our VersaFilm™ products adequately and at an acceptable cost, this could have a material adverse effect on our business, financial condition or results of operations.

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

We project to exceed our current manufacturing capacity by 2025; therefore, we ordered new manufacturing equipment that will increase our capacity approximately fourfold. We are expanding our manufacturing facility in order to create the space required for this new manufacturing equipment

We have limited expertise in establishing and operating a manufacturing facility and although we have contracted with architects, engineers and construction contractors specialized in the planning and construction of pharmaceutical facilities, there can be no guarantee that the project can be completed within the time or budget allocated. In addition, we may be unable to attract suitably qualified personnel for our manufacturing facility at acceptable terms and conditions of employment.

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

If we are not successful in the development and introduction of new products, our ability to grow will be impeded. We may not be able to identify products to enhance or expand our product lines. Even if we can identify potential products, our investment in R&D might be significant before we can bring the products to market. Moreover, even if we identify a potential product and expend significant dollars on development, we may never be able to bring the product to market or achieve market acceptance for such product. As a result, we may never recover our expenses.

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

The war in Ukraine and Russia may continue to have a material adverse impact on us and our companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our subsidiaries.

Risks Related to the atai Investment

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

Following the completion of the initial Investment, atai held approximately 25% of our issued and outstanding shares. Since then atai's ownership has been reduced to 21% following additional issuance of shares by the Company to Shareholders other than atai. If atai were to acquire all of the Additional Shares and exercise all of the Initial Warrants and Additional Warrants, atai would hold approximately 56% of our issued and outstanding shares. As a result, atai may be in a position to exert substantial influence at our annual shareholder meeting or any special meeting of the shareholders and, consequently, over matters decided by the annual shareholder meeting or any special meeting of the shareholders, including the appointment of members of the directors of the Board, particularly if attendance is low among other Shareholders. If atai acquires more than 50% of our outstanding Common Stock, atai generally will be able to determine the outcome of corporate actions requiring shareholder approval. In this regard, the interests of atai could deviate from, and even be to the detriment of, the interests of our other Shareholders.

The Strategic Development Agreement may not result in the development of commercially viable products or the generation of significant future revenues.

Under the Strategic Development Agreement, we will cooperate with atai to conduct R&D projects in areas relating to our respective technologies. The success of our cooperation is dependent on a number of factors, including with respect to research and development, manufacturing and quality assurance. Even if our development and clinical trial efforts succeed, the FDA or other regulatory agencies may not approve the developed products or may require additional product testing and clinical trials before approving the developed products, which would result in product launch delays and additional expense. Even if approved by the FDA or other regulatory agencies, the developed products may not be accepted in the marketplace.

The commercialization of any technologies that result from the R&D projects under the strategic development agreement will be subject to agreements to be negotiated, as well as to specified pricing and royalty terms for manufacturing conducted by us or third parties. There is no guarantee that we will be able to enter into such an agreement on commercially reasonable terms or at all.

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

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own 38 patents and have an additional 31 published pending patent applications in several jurisdictions, we will need to pursue additional protection for our intellectual property as we develop new products and enhance existing products. We may not be able to obtain appropriate protection for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

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

Our Common Stock has been quoted on OTC Markets under the symbol "IGXT" since January 2007. Beginning in June 2012, our Common Stock was quoted on the OTCQX and, since April 2020, has been quoted on the OTCQB. Our Common Stock was also listed on the TSX Venture Exchange (the "TSX-V") from May 2008 until our graduation to the Toronto Stock Exchange (the "TSX") in October 2021 where our Common Stock is now trading under the under the symbol "IGX".

There is a limited trading market for our Common Stock, which may affect the ability of Shareholders to sell our Common Stock and the prices at which they may be able to sell our Common Stock.

The market price of our Common Stock has been volatile and fluctuates widely in response to various factors which are beyond our control. The price of our Common Stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.As a result of the foregoing, our Common Stock should be considered a high risk investment.

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

Risks related to our outstanding convertible notes.

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

Our failure to avoid events of default as defined in the Notes could require us to redeem such Notes at a loss.

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

Our ability to avoid such Events of Default under the Notes may be affected by changes in our business condition or results of our operations, or other events beyond our control. If we were to experience an Event of Default and the holders of the Notes became immediately due and payable, we may not have sufficient resources to do so, and we may have to seek additional debt or equity financing to cover the costs of paying the Notes. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Furthermore, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our Shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec. The lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we will be required to pay base rent of approximately CA$125 thousand (approximately $92 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot, every two years. Approximately 9,500 square feet of the new facility is being used to establish manufacturing capabilities for our VersaFilm™ thin film products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

On March 6, 2017, we entered into an agreement to lease additional approximately 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The lease has an 8 year and 5-month term commencing on October 1, 2017 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we will be required to pay base rent of approximately CA$80 thousand (approximately $59 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot, every two years. We use the leased space to manufacture the oral film VersaFilm™.

On August 31, 2021, we entered into an agreement to lease additional approximately 15,000 square feet in a property located at 6400 Abrams, St-Laurent, Quebec. The lease has a 4 year and 6-month term commencing on September 1, 2021 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we will be required to pay base rent of approximately CA$146 thousand (approximately $108 thousand) per year, which will increase at a rate of CA$0.50 ($0.37) per square foot, every two years. We are currently using the space for warehousing.

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

The action follows a press release issued by Tilray announcing its launch of medical cannabis oral strips in THC and CBD-rich varieties based on a competitive oral thin film technology to IntelGenx's VersaFilm® platform. We believe this represents a material breach of the Agreement. The arbitration is ongoing.

On September 12, 2022, BioDelivery Sciences International, Inc., and Arius Two, Inc., (collectively, the "Plaintiffs) filed a second complaint for patent infringement against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. and Xiromed, LLC (collectively, the "Defendants") alleging infringement of the same patents based on Defendants' generic buprenorphine buccal film, 600 mcg and 750 mcg doses. See BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:22-cv-01196-CFC (D. Del.). Plaintiffs seek to enjoin Defendants from commercially manufacturing, using, offering for sale, or selling Defendants' generic buprenorphine buccal film within the United States, or importing Defendants' generic buprenorphine buccal film into the United States, until the expiration of U.S. Patent Nos. 8,147,866, 9,655,843, and 9,901,539. Plaintiffs are not seeking damages. Currently, there is no trial date set in for both cases (BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:22-cv-01196-CFC (D. Del.) and BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:19-cv-00444-CFC-CJB (D. Del.) )

ITEM 4. MINE SAFETY DISCLOSURES

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

On March 29, 2023, there were approximately 48 holders of record of our Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited ("CDS"). All of our Common Stock held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2022, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal year ended 2022, we did not sell equity securities without registration under the Securities Act, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,441,164(1)(2)	$0.56	10,366,394(4)
Equity Compensation Plans Not Approved by Security Holders	0	—	0
Total	4,441,164	$0.56	10,366,394

Footnotes:

(1) Includes shares of our Common Stock issuable pursuant to options granted under the 2006, 2016 and 2022 versions of the Stock Option Plans and RSUs awarded under our PRSU Plan.

(2) At the 2022 Annual Meeting of Shareholders, shareholders approved the 2022 Amended and Restated Stock Option Plan, which was adopted by the Board on March 21, 2022.

(3) The weighted average exercise price excludes RSUs, which have no exercise price.

(4) Represents the maximum number of shares of our Common Stock available for grants under the 2022 Amended and Restated Stock Option Plan as of December 31, 2022. No registration statement has been filed for the additional 6,117,382 shares of common stock that were available to be granted under the 2016 Stock Option Plan (now known as the SOP) pursuant to the amendments from July 2020 and May 2022.

2022 Amended and Restated Stock Option Plan

The 2016 Stock Option Plan was adopted by the Board in order to make the terms of the Company's stock option plan more consistent with the requirements of the TSX Venture Exchange and to remove certain provisions which would have enabled the Company to grant incentive stock options in compliance with Section 422 of the Internal Revenue Code. The 2016 Stock Option Plan permits the granting of options to officers, employees, directors and eligible consultants of the Company. A total of 6,361,525 shares of Common Stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. In August 2018, the Board approved the amendment of the 2016 Stock Option Plan to increase the total number of shares of Common Stock reserved under the plan to 9,347,747 and in July 2020, the number of shares reserved was increased to 11,025,965. Options may be granted under the 2016 Stock Option Plan on terms and at prices as determined by the Board except that the options cannot be granted at less than the market closing price of the Common Stock on the TSX Venture Exchange on the date prior to the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. The 2016 Stock Option Plan provides the Board with more flexibility when setting the vesting schedule for options which was otherwise fixed in the 2006 Stock Option Plan. On March 21, 2022, the Board adopted further amendments to the 2016 Stock Option Plan, which were approved by shareholders at the 2022 Annual Meeting of Shareholders.

PRSU Plan

The PRSU Plan was approved by Shareholders at the 2018 annual meeting on May 7, 2018. The primary purpose of this PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified executive officers and senior managers of the Company and its Subsidiaries and to reward such officers and senior managers for their contributions toward the long-term goals and success of the Company and to enable and encourage such officers and senior managers to acquire shares of Common Stock as long-term investments and proprietary interests in the Company.

The PRSU Plan permits the Board to grant RSU awards to employees, consultants or directors of the Company and Performance Share Unit ("PSU") awards to employees and consultants of the Company. In each case, the award of RSUs or PSUs are subject to restrictions in connection with the termination of employment, engagement or term in office. The Board may, in its sole discretion, grant the majority of the awards to insiders of the Company. The number of shares of Common Stock reserved for issuance under this plan is equal to a number that: (a) does not exceed 1,000,000 shares if, and for so long as the Company was listed on the TSX Venture Exchange, or (b) 2.5% of the issued and outstanding Common Stock of the Company, since the Company is listed on the Toronto Stock Exchange. The Board has the authority to condition the grant of RSUs or PSUs upon the attainment of specified performance goals, or such other factors (which may vary between awards) as the Board determines in its sole discretion. The Board has the authority to determine at the time of grant, in its sole discretion, the duration of the vesting period and other vesting terms applicable to the grant of RSUs or PSUs. In the case of PSUs, such awards may be adjusted in accordance with the applicable PSU award agreement.

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

We initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion became necessary in order to meet expected production volumes from our commercial partners. The new facility should create a fourfold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property.

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

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™, is an example of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Corporate

On February 1, 2022, the Company announced that its wholly-owned subsidiary, IntelGenx Corp. received a third term loan in the amount of U.S. $3 million pursuant to its amended and restated secured loan agreement with atai Life Sciences. The obligations under the Third Loan are guaranteed by the Company.

On July 5, 2022, the Company announced that, in accordance with the terms of the trust indenture governing the Debentures, as supplemented, issued (i) 19,381,223 shares of common stock of the Company at a deemed price of C$0.2812 in payment of the outstanding C$5,450,000 aggregate principal amount of the Company's convertible unsecured subordinated debentures due June 30, 2022 and (ii) 573,684 Shares at a deemed price of C$0.38 per Share in payment of an aggregate of C$218,000 interest also due on the Debentures as of June 30, 2022. The Convertible Debentures, listed on the TSX under the symbol IGX.DB, were delisted from trading as of the close of business on June 30, 2022.

Subsequent to the end of the year, on January 9, 2023, the Company announced that it has received a fourth and final term loan for $3 million pursuant to its amended and restated secured loan agreement with atai.

On March 21, 2023, the Company announced the closing of an offering by way of a private placement (the "Offering") to certain investors in the United States of convertible notes due March 1, 2027 (the "Notes") for aggregate gross proceeds of approximately $760,000. The Notes will bear interest at a rate of 10% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning six months after their issuance at a price of $0.20 per share. The Company intends to use the proceeds of the Offering to finance the Company's Rizaport and Buprenorphine programs as well as for working capital. In connection with the Offering, the Company paid a cash commission of approximately $53,000 in the aggregate and issued non-transferable agent warrants, entitling the agent to purchase 304,000 shares at a price of $0.20 per share until March 21, 2025.

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

Our objective in managing capital is to ensure a sufficient liquidity position to finance our R&D activities, scale up activities, regulatory activities, including product pipeline development general and administrative expenses, working capital and overall capital expenditures. Since inception, we financed our liquidity needs primarily through public offerings of our Common Stock, convertible debentures, convertible notes, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, R&D revenues and the sale of U.S. royalty on future sales of Forfivo XL®. When possible, we try to optimize our liquidity needs by non-dilutive sources, including research tax credits, grants, interest income, as well as with proceeds from collaboration and research agreements or product licensing agreements.

In addition, we manage liquidity risk by continuously monitoring actual and projected cash flows. The Board reviews, approves and monitors our annual operating and capital budgets, as well as any material transactions.

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2022 report an accumulated other comprehensive loss due to foreign currency translation adjustments and changes in fair values of $2,234 primarily due to the fluctuation in the rates and fair values used to prepare our financial statements, $863 of which negatively impacted our comprehensive loss for the fiscal year ended December 31, 2022. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,
In U.S.$thousands	2022	2021	2022	2021
	$	$	$	$
Comprehensive loss	(2,314)	(2,857)	(11,553)	(9,827)
Add (deduct):
Depreciation	190	202	777	791
Finance costs	218	354	1,281	1,488
Finance income	(2)	—	(4)	(152)
Deferred income tax	—	(3)	—	(6)
Share-based compensation	19	26	113	107
Other comprehensive (income) loss	(430)	(1)	863	515

Adjusted EBITDA Loss	(2,319)	(2,279)	(8,523)	(7,084)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA Loss increased by $40 for the three-month period ended December 31, 2022 to ($2,319) compared to ($2,279) for the three-month period ended December 31, 2021. Adjusted EBITDA Loss increased by $1,439 for the twelve-month period ended December 31, 2022 to ($8,523) compared to ($7,084) for the twelve-month period ended December 31, 2021. The increase in Adjusted EBITDA Loss of $40 for the three-month period ended December 31, 2022 is mainly attributable to a decrease in revenues of $321, offset by decreases in Manufacturing expenses of $173 before consideration of stock-based compensation, R&D expenses of $67 before consideration of stock-based compensation, and SG&A expenses of $41 before consideration of stock-based compensation. The increase in Adjusted EBITDA Loss of $1,439 for the twelve-month period ended December 31, 2022 is mainly attributable to a decrease in revenues of $585, and increases in SG&A expenses of $931 before consideration of stock-based compensation, and R&D expenses of $305 before consideration of stock-based compensation, offset by decreases in Manufacturing expenses of $382 before consideration of stock-based compensation.

Results of operations for the three month and twelve month periods ended December 31, 2022 compared with the three month and twelve month periods ended December 31, 2021.

	Three-month period ended December 31,		Twelve-month period ended December 31,
In U.S.$thousands	2022	2021	2022	2021

Revenue	$173	$494	$950	$1,535

Research and Development Expenses	742	807	3,031	2,717

Manufacturing Expenses	477	658	1,858	2,256

Selling, General and Administrative Expenses	1,292	1,334	4,697	3,753

Depreciation of tangible assets	190	202	777	791

Operating Loss	(2,528)	(2,507)	(9,413)	(7,982)

Net Loss	(2,744)	(2,858)	(10,690)	(9,312)

Comprehensive Loss	(2,314)	(2,857)	(11,553)	(9,827)

Revenue

Total revenues for the three-month period ended December 31, 2022 amounted to $173, representing a decrease of $321 or 65% compared to $494 for the three-month period ended December 31, 2021. Total revenues for the twelve-month period ended December 31, 2022 amounted to $950 representing a decrease of $585 or 38% compared to $1,535 for the twelve-month period ended December 31, 2021. The decrease for the three-month period ended December 31, 2022 compared to the last year's corresponding period is mainly attributable to decreases in Revenues from Licensing agreements of $249, R&D Revenues of $43 and Product Revenues of $36, offset by an increase in Royalties on Product Sales of $7. The decrease for the twelve-month period ended December 31, 2022 compared to the last year's corresponding period is mainly attributable to decreases in Sales Milestone Revenue of $320, Revenues from Licensing agreements of $249, and Product Revenues of $189, offset by increases in R&D Revenues of $125 and Royalties on Product Sales of $48.

Research and development expenses

R&D expenses for the three-month period ended December 31, 2022 amounted to $742, representing a decrease of $65 or 8%, compared to $807 for the three-month period ended December 31, 2021. R&D expenses for the twelve-month period ended December 31, 2022 amounted to $3,031, representing an increase of $314 or 12%, compared to $2,717 recorded in the same period of 2021.

The decrease in R&D expenses for the three-month period ended December 31, 2022 is mainly attributable to decreases in salary expenses of $101, the allocation of the 20% credit of $80 as per the strategic development agreement with atai, analytical costs of $55, lab supplies of $36, and an increase in R&D estimated tax credits of $39, offset by increases in study costs of $223 and consulting fees of $26.

The increase in R&D expenses for the twelve-month period ended December 31, 2022 is mainly attributable to increases in study costs of $773, the allocation of the 20% credit of $150 as per the strategic development agreement with atai, consulting fees of $96, repairs and maintenance of $32, and a decrease in R&D estimated tax credits of $65, offset by decreases in R&D batch development expenses of $350, analytical costs of $253, lab supplies of $93, salary expenses of $57, and patent expenses of $49.

In the twelve-month period ended December 31, 2022 we recorded estimated Research and Development Tax Credits of $118, compared with $183 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended December 31, 2022 amounted to $477, representing a decrease of $181 or 28%, compared to $658 for the three-month period ended December 31, 2021. Manufacturing expenses for the twelve-month period ended December 31, 2022 amounted to $1,858 representing a decrease of $398 or 18%, compared to $2,256 for the twelve-month period ended December 31, 2021.

The decrease in Manufacturing expenses for the three-month period ended December 31, 2022 is mainly attributable to decreases in salary expenses of $246 due to employee departures, supplies and consumables of $39, offset by increases in storage fees of $87, consulting fees of $10 and quality expenses of $8.

The decrease in Manufacturing expenses for the twelve-month period ended December 31, 2022 is mainly attributable to decreases in supplies and consumables of $378 and salary expenses of $242 due to employee departures, offset by increases in storage costs of $87, repairs and maintenance of $64, quality expenses of $46 and consulting fees of $26.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended December 31, 2022 amounted to $1,292, representing a decrease of $42 or 3%, compared to $1,334 for the three-month period ended December 31, 2021. SG&A expenses for the twelve-month period ended December 31, 2022 amounted to $4,697, representing an increase of $944 or 25%, compared to $3,753 recorded in the same period of 2021.

The decrease in SG&A expenses for the three-month period ended December 31, 2022 is mainly attributable to decreases in filing fees of $146, salaries and compensation expenses of $43, business development expenses of $15, travel expenses of $10, and office supplies of $7, offset by increases in professional fees of $122 and insurance expense of $59.

The increase in SG&A expenses for the twelve-month period ended December 31, 2022 is mainly attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $841 and increases in professional fees of $403 (including recruiting fees), insurance expense of $191, leasehold expenses of $67, investor relations expenses of $20, business development expenses of $13, offset by decreases in salaries and compensation expenses of $477, mainly attributable to the fact that there was no bonus awarded in 2022 and the revaluation of previously issued DSUs which was caused by the decrease in the Company's share price during the twelve-month period ended December 31, 2022 and filing fees of $113.

Depreciation of tangible assets

In the three-month period ended December 31, 2022 we recorded an expense of $190 for the depreciation of tangible assets, compared with an expense of $202 thousand for the same period of the previous year. In the twelve-month period ended December 31, 2022 we recorded an expense of $777 for the depreciation of tangible assets, compared with an expense of $791 for the same period of the previous year

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2022 amounted to $19 compared to $26 for the three-month period ended December 31, 2021. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2022 amounted to $113 compared to $107 for the twelve-month period ended December 31, 2021.

We expensed approximately $101 in the twelve-month period ended December 31, 2022 for options granted to our employees in 2021 and 2022 under the 2016 Stock Option Plans and $12 for options granted to consultants, compared with $107 and $Nil, respectively that was expensed in the same period of the previous year.

There remains approximately $39 in stock-based compensation to be expensed in fiscal 2023, of which $12 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense

Key items from the balance sheet

	December 31, 2022	December 31, 2021	Increase/ (Decrease)	PercentageIncrease/ (Decrease)

Current Assets	$3,788	$11,437	$(7,649)	(67%)

Leasehold improvements and Equipment, net	4,425	5,213	(788)	(15%)

Security Deposits	245	252	(7)	(3%)

Operating lease right-of-use asset	732	1,003	(271)	(27%)

Current Liabilities (excluding convertible debentures)	2,374	2,773	(399)	(14%)

Long-term debt	5,500	2,500	3,000	120%

Convertible debentures	—	4,247	(4,247)	(100%)

Convertible notes	4,272	3,709	563	15%

Operating lease liability	425	642	(217)	(34%)

Finance lease liability	42	84	(42)	(50%)

Capital Stock	1	1	0	0%

Additional Paid-in Capital	67,340	63,104	4,236	7%

Going concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2022, the Company had cash and short-term investments totaling approximately $2,527. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

  Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

  Raise funding through debt financing.

  Continue to seek partners to advance product pipeline.

  Expand oral film manufacturing activities.

  Initiate contract oral film manufacturing activities.

If the Company is unable to raise further capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to potentially delay, reduce or eliminate some of its research and development programs and commercial activities.

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

Current assets

Current assets totaled $3,788 at December 31, 2022 compared with $11,437 at December 31, 2021. The decrease of $7,649 is mainly attributable to decreases in cash of $2,735, short-term investments of $4,687, investment tax credits receivable of $277, and security deposits of $11, offset by increases in accounts receivable of $29 and prepaid expenses of $32.

Cash

Cash totaled $1,210 as at December 31, 2022 representing a decrease of $2,735 compared with the balance of $3,945 as at December 31, 2021. The decrease in cash on hand relates to net cash used in operating activities of $9,516, offset by net cash provided by financing activities of $2,965, net cash provided by investing activities of $3,509 and a positive effect of foreign exchange of $307.

Short term investments

Short term investments totaled $1,317 as at December 31, 2022, representing a decrease of $4,687 compared with the balance of $6,004 as at December 31, 2021. The decrease in short term investments is attributable to redemption of investments to fund operations.

Accounts receivable

Accounts receivable totaled $709 as at December 31, 2022 representing an increase of $29 compared with the balance of $680 as at December 31, 2021. The increase is related to the invoicing of revenues incurred in the three month period ended December 31, 2022, offset by the collection of receivables.

Prepaid expenses

As at December 31, 2022, prepaid expenses totaled $137 compared with $105 as of December 31, 2021. The increase may be explained by advance payments made in December 2022.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $159 as at December 31, 2022 compared with $436 as at December 31, 2021. The decrease is attributable to the collection of the 2020 and 2021 amounts, offset by the accrual estimated and recorded for the twelve month period ended December 31, 2022.

Leasehold improvements and equipment

As at December 31, 2022, the net book value of leasehold improvements and equipment amounted to $4,425, compared to $5,213 as at December 31, 2021. In the year ended December 31, 2022 additions to assets totaled $271 and mainly comprised of $161 for laboratory and office equipment, $50 for manufacturing equipment, $50 for leasehold improvements and $10 for computer equipment, offset by variation of foreign exchange fluctuation and depreciation expense of $777.

Security deposit

A security deposit in the amount of CA$300 ($222) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2022. Security deposits in the amount of CA$26 ($19) for utilities and CA$5 ($4) for Cannabis license were also recorded as at December 31, 2022. Security deposit in the amount of CA$263 ($194) for Company credit cards was also recorded as at December 31, 2022 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,102 as at December 31, 2022 (December 31, 2021 - $2,299). The decrease is mainly attributable to a decrease in payroll related accruals as at December 31, 2022.

Loan payable

Loan payable totaled $5,500 as at December 31, 2022 compared with $2,500 as at December 31, 2021. atai has granted to the Company a secured loan in the amount of $5,500, bearing interest at 8%. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan was received on January 6, 2023. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $5,500, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the twelve-month period ended December 31, 2022 amounts to $423 (2021: $156) and is recorded in financing and interest expense.

Convertible debentures

Convertible debentures totaled $Nil as at December 31, 2022 as compared to $4,247 as at December 31, 2021. The Corporation issued a total aggregate principal amount of CAD$7,600,000 ($5,611,000) of debentures at a price of CAD$1,000 ($738) per debenture in July 2017 and August 2017. On September 25, 2021, the debenture holders approved the extension of the maturity date of the convertible debentures from September 30, 2021 to September 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.00) to CAD$0.50 ($0.37). On September 30, 2022, the Company issued 19,381,223 shares of common stock in payment of the outstanding CAD$5,450,000 ($4,229,000) aggregate principal amount of the convertible debentures. The convertible debentures, listed on the TSX under the symbol IGX.DB, were delisted from trading as of the close of business on June 30, 2022.

The convertible debentures were recorded as a liability. The accretion expense for the year ended December 31, 2022 amounts to CA$125,000 ($96,000) (CA$288,000, (230,000) in 2021). The interest on the convertible debentures as at December 31, 2022 amounts to CA$218,000 ($171,000) and was paid by issuance of 573,684 shares of Common Stock on July 5, 2022. The interest on the convertible debentures as at December 31, 2021 amounts to CA$549,000 ($438,000) and is recorded in Financing and interest expense.

During the year ended December 31, 2022, CA$60,000 ($48,000) of convertible debentures were converted into 120,000 shares of Common Stock at the option of the holders, resulting in an increase in additional paid-in capital of $48,000.

During the year ended December 31, 2021, CAD$1,926,000 ($1,519,000) of convertible debentures were converted into 3,852,000 shares of common stock at the option of the holders, resulting in an increase in additional paid-in capital of $1,498,000.

Convertible notes

Convertible notes totaled $4,272 as at December 31, 2022 as compared to $3,709 as at December 31, 2021. The convertible notes have been recorded as a liability. The accretion expense for the year ended December 31, 2022 amounts to $175 compared to $247 for the comparative period in 2021. The interest on the convertible notes for the year ended December 31, 2022 amounts to $380 ($302 in 2021) and is recorded in Financing and interest expense.

During the year ended December 31, 2021, $712,000 of convertible notes were converted into 1,985,847 shares of common stock at the option of the holders, resulting in an increase in additional paid-in capital of $632,000.

Shareholders' deficit

As at December 31, 2022 we had accumulated a deficit of $68,530 compared with an accumulated deficit of $57,863 as at December 31, 2021. Total assets amounted to $9,190 and shareholders' deficit totaled $3,423 as at December 31, 2022, compared with total assets and shareholders' equity of $17,905 and $3,871 respectively, as at December 31, 2021.

Capital stock

As at December 31, 2022 capital stock amounted to $1.746 (December 31, 2021: $1.545). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $67,340 as at December 31, 2022, as compared to $63,104 at December 31, 2021. Additional paid in capital increased by $4,236. The increase is due to the issuance of Common Stock of $4,229, interest paid by issuance of Common Stock of $171, stock-based compensation attributable to the amortization of stock options granted to employees of $113, and the value of the conversion of the convertible debentures of $48, offset by $325 for the adoption of ASU 606-20 where the previously accounted beneficial conversion feature in the amount of $325 was derecognized from the value of the convertible notes on a retroactive basis as at January 1, 2022.

Taxation

As at December 31, 2022, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $45,041 (December 31, 2021: $39,823) and $52,004 (December 31, 2021: $43,482) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2026 and 2042. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2022, the Company had non-refundable tax credits of $3,004 thousand (2021: $2,912 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $166 thousand is expiring in 2028, $146 thousand is expiring in 2029, $124 thousand is expiring in 2030, $132 thousand is expiring in 2031, $166 thousand is expiring in 2032, $110 thousand is expiring in 2033, $84 thousand expiring in 2034, $98 thousand is expiring in 2035, $136 thousand expiring in 2036, $259 thousand is expiring in 2037, $558 thousand expiring in 2038, $338 thousand expiring in 2039, $220 thousand expiring in 2040, $225 thousand expiring in 2041, and $224 expiring in 2042 and undeducted research and development expenses of $17,031 thousand (2021: $16,566 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$thousands	December 31, 2022	December 31, 2021	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(9,516)	$(7,173)	$(2,343)	$33%
Financing Activities	2,965	15,492	(12,527)	(81%)
Investing Activities	3,509	(5,074)	8,583	(169%)
Cash - end of period	1,210	3,945	(2,735)	(69%)

Statement of cash flows

Net cash used in operating activities was $9,516 for the year ended December 31, 2022, compared to net cash used by operating activities of $7,173 for the year ended December 31, 2021. For the year ended December 31, 2022, net cash used by operating activities consisted of a net loss of ($10,690) (2021: $9,312) before depreciation, stock-based compensation, accretion expense, DSU expense, interest paid by issuance of Common Stock and lease non-cash expense in the amount of $1,228 (2021: $1,450) and a decrease in non-cash operating elements of working capital of $54 compared with an increase of $689 for the year ended December 31, 2021.

The net cash provided by financing activities was $2,965 for the year ended December 31, 2022, compared to net cash provided by financing activities of $15,492 for the year ended December 31, 2021. For the year ended December 31, 2022, an amount of $Nil (2021: $12,346) derives from proceeds from issuance of shares, an amount of $3,000 (2021: $2,500) derives from the issuance of a loan, and an amount of $Nil (2021: $1,897) derives from the net proceeds from convertible notes, offset by repayment of term loans for an amount of $Nil (2021: $737), the transaction costs related to share issuance of $Nil (2021: $422), transaction costs related to debt extinguishment of $Nil (2021: $29), the transaction costs related to the convertible notes of $Nil (2021: $34), and finance lease payments of $35 (2021: $29).

Net cash provided by investing activities amounted to $3,509 for the year ended December 31, 2022 compared to net cash used in investing activities of $5,074 for the year ended December 31, 2021. The net cash provided by investing activities for the year ended December 31, 2022 relates to the redemption of short-term investments of $9,519 (2021: $1,034), offset by the acquisition of short-term investments of $5,739 (2021: $6,000) and the purchase of leasehold improvements and equipment of $271 (2021: $108).

The balance of cash as at December 31, 2022 amounted to $1,210, compared to $3,945 at December 31, 2021.

Commitments

On April 24, 2015 we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$125 thousand (approximately $92 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot, every two years.

On March 6, 2020 IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2020 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CA$80 thousand (approximately $59 thousand) per year, which will increase at a rate of CA$0.25 ($0.18) per square foot every two years.

On August 31, 2021 we entered into an agreement to lease additional approximately 15,000 square feet in a property located at 6400 Abrams, St-Laurent, Québec. The lease has a 4 year and 6-month term commencing September 1, 2021 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$146 thousand (approximately $108 thousand) per year, which will increase at a rate of CA$0.50 ($0.37) per square foot, every two years.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $837 thousand, as follows:

2023	259
2024	267
2025	267
2026	44

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The aggregate minimum lease payments for laboratory equipment are approximately $84 thousand, as follows:

2023	40
2024	38
2025	6

We have initiated a project to expand the existing manufacturing facility. We have signed agreements in the amount of Euro1,911 thousand with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2022 an amount of Euro1,490 thousand has been paid with respect to these agreements.

IT Infrastructure

We have an IT Infrastructure Disaster Recovery Plan in place. In the event of a disaster (cyber attack), a full recovery of our IT system is estimated to be recovered within a week. During the year ended December 31, 2022, the disaster recovery plans were tested. All recovery tests were successful.

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $314,000 (including interest and penalties of $33,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $281,000 and net earnings would decrease by $281,000.

Subsequent events

Subsequent to the end of the year, on January 9, 2023, the Company announced that it has received a fourth and final term loan for $3 million pursuant to its amended and restated secured loan agreement with atai.

On March 21, 2023, the Company announced the closing of an offering by way of a private placement (the "Offering") to certain investors in the United States of convertible notes due March 1, 2027 (the "Notes") for aggregate gross proceeds of approximately $760,000. The Notes will bear interest at a rate of 10% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning six months after their issuance at a price of $0.20 per share. The Company intends to use the proceeds of the Offering to finance the Company's Rizaport and Buprenorphine programs as well as for working capital. In connection with the Offering, the Company paid a cash commission of approximately $53,000 in the aggregate and issued non-transferable agent warrants, entitling the agent to purchase 304,000 shares at a price of $0.20 per share until March 21, 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2022 our internal control over financial reporting was effective.

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

ITEM 9C. DISCLOSURE REGRADING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2023 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under "Audit Fees" in the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II "Financial Statements and Supplementary Data:

A. Report of Independent Registered Public Accounting Firm Richter LLP, PCAOB ID# 989, Montreal, Quebec

B. Consolidated Balance Sheets as of December 31, 2022 and 2021.

C. Consolidated Statements of Shareholders' Equity for the years ended of December 31, 2022 and 2021.

D. Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2022 and 2021.

E. Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

F. Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)
3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)
3.4	Amendment to the Certificate of Incorporation (incorporated by reference to the Form S-1/A filed on May 12, 2017)
3.5	Third Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2022)
4.1	Trust Indenture with TSX Trust Company, dated July 12, 2017 (incorporated by reference to the Form 8-K filed on July 12, 2017)
4.2	Warrant Indenture dated February 11, 2020 (incorporated by reference to the Form 8-K filed on February 12, 2020)
4.3	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Form 10-K filed on March 26, 2020)
4.4	Second Supplemental Trust Indenture, June 25, 2020.(incorporated by reference to the Form 8-K on December 23, 2020)
9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)
10.1+	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)
10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.3	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
10.4+	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)
10.5+	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)
10.6+	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)
10.8	Second Amended 2016 Stock Option Plan, July 16, 2020 (incorporated by reference to the Form 8-K on July 17, 2020)
10.9+	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)
10.10+	Employment Agreement Nadine Paiement, January 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)

10.11+	Employment Agreement Dana Matzen, March 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)
10.12+	2016 Stock Option Plan May, 11 2016 (incorporated by reference to the Form S-8 Registration Statement filed on August 3, 2016)
10.13	Amended Principal's Registration Rights Agreement, November 8, 2016 (incorporated by reference to Form 10-Q filed on November 10, 2016)
10.14	Agency Agreement dated June 28, 2017 (incorporated by reference to the Form 8-K filed on July 5, 2017)
10.15+	Deferred Share Unit Plan for non-employee directors (incorporated by reference to the Form 10-K filed on March 29, 2018)
10.16	Placement Agent Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.17	Form of Warrant dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.18	Form of Securities Purchase Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.19	Form of Registration Rights Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.20	Form of Note dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)
10.21	Placement Agent Agreement between the Company and H.C. Wainwright & Co., LLC dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)
10.22	Placement Agent Agreement between the Company and Echelon Wealth Partners Inc. dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)
10.23	Form of Warrant (incorporated by reference to the Form 8-K on October 22, 2018)
10.24	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on October 22, 2018)
10.25	Form of Agent Warrant (incorporated by reference to the Form S-1/A on filed on January 30, 2020)
10.26	Agency Agreement dated January 27, 2020 (incorporated by reference to the Form 8-K filed on January 29, 2020)
10.27	Loan Agreement dated March 9, 2021 (incorporated by reference to the Form 10-K filed on March 25, 2021)
10.28[#]	Strategic Development Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021) ,
10.29±	Securities Purchase Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021)
10.30	Purchaser Rights Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021)
10.31	Amended and Restated Securities Purchase Agreement dated May 14, 2021 (incorporated by reference to the Form 8-K filed on May 17, 2021)
10.32	First Amendment to Loan Agreement dated May 14, 2021 (incorporated by reference to the Form 8-K filed on May 17, 2021)
10.33	Amendment No. 1 to 6% Subordinated Convertible Unsecured Promissory Note dated May 24, 2021 (incorporated by reference to the Form 8-K filed on May 25, 2021)
10.34	Form of Initial Warrant dated May 14, 2021 (incorporated by reference to the Form 10-Q filed on August 4, 2021)
10.35	Form of Additional Unit Warrant dated May 14, 2021 (incorporated by reference to the Form 10-Q filed on August 4, 2021)
10.36	Form of Note (incorporated by reference to the Form 8-K filed on August 11, 2021)
10.37+	Employment Agreement Dr. David Kideckel, March 2023 (incorporated by reference to the Form 8-K filed on March 24, 2023)
10.38	Form of Note (incorporated by reference to the Form 8-K filed on March 24, 2023)
21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)
23.1*	Consent of Richter LLP
31.1*	Certification of Horst G. Zerbe, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andre Godin, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Horst G. Zerbe, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Andre Godin, President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 29, 2023, thereunto duly authorized.

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

Signature	Position	Date

By: /s/ Horst G. Zerbe	Chief Executive Officer and Chairman of the Board	March 29, 2023
Horst G. Zerbe

By: /s/Andre Godin	President and Chief Financial Officer	March 29, 2023
Andre Godin

By: /s/ Bernard Boudreau	Director, Vice Chairman of the Board	March 29, 2023
J. Bernard Boudreau

By: /s/Bernd Melchers	Director	March 29, 2023
Bernd J. Melchers

By: /s/Clemens Mayr	Director	March 29, 2023
Clemens Mayr

By: /s/Mark Nawacki	Director	March 29, 2023
Mark Nawacki

By: /s/ Frank Stegert	Director	March 29, 2023
Frank Stegert

By: /s/ Srinivas Rao	Director	March 29, 2023
Srinivas Rao

By: /s/Monika Trzcinska	Director	March 29, 2023
Monika Trzcinska

IntelGenx Technologies Corp.

Board of Directors and Executive Officers

as of March 29, 2023

BOARD OF DIRECTORS
(the “Board”)

Dr. Horst G. Zerbe	Chairman of the Board and Chief Executive Officer of IntelGenx Technologies Corp.
J. Bernard Boudreau	Vice Chairman of the Board Former Vice-President of Pharmeng International Inc.
Bernd J. Melchers	Former Managing Director of 3M Dyneon Holding GmbH, Germany; former Global Chief Financial Officer of 3M Dyneon Group
Clemens Mayr	Partner of McCarthy Tétrault LLP, Montreal
Mark Nawacki	President, CEO and Director of Searchlight Pharma Inc.
Frank Stegert	Strategic Advisor to ATAI Life Sciences AG
Dr. Srinivas Rao	Co-Founder and Chief Scientific Officer at ATAI Life Sciences AG
Monika Trzcinska	Partner and co-founder of Bluestar BioAdvisors, LLC, New York

EXECUTIVE OFFICERS

Dr. Horst G. Zerbe	Chief Executive Officer
Andre Godin	President and Chief Financial Officer
Dr. David Kideckel	Senior Vice President, Head of Corporate Development & Strategic Alliances of IntelGenx Corp.,
Nadine Paiement	Vice President, Research and Development of IntelGenx Corp.
Tommy Kenny	Vice President, IP and Legal Affairs, General Counsel of IntelGenx Corp.
Ingrid Zerbe	Corporate Secretary; Director of IntelGenx Corp.

IntelGenx Technologies Corp.

Consolidated Financial Statements

December 31, 2022 and 2021

(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements

December 31, 2022 and 2021

(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
IntelGenx Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States ("US GAAP").

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

Impairment of leasehold improvements and equipment

As reflected in the Company's consolidated financial statements, at December 31, 2022, the Company's leasehold improvements and equipment amounted to $4,425 million. Long-lived assets must be reviewed for possible impairment if circumstances indicate the carrying amount of the asset may not be recoverable. Given that the plant is not currently operating at capacity, the Company evaluated its leasehold improvements and equipment for recoverability and concluded that they were not impaired. Auditing the Company's impairment assessment involved subjective auditor judgment due to the significant estimation involved in determining the fair value, including the forecasted cash flows used to evaluate the recoverability and the significant assumptions used in estimating the fair values of long-lived assets. We therefore identified the impairment of leasehold improvements and equipment as a critical audit matter.

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

Montréal, Quebec
March 29, 2023

IntelGenx Technologies Corp.
Consolidated Balance Sheets

As at December 31, 2022 and 2021

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	December 31, 2022	December 31, 2021

Assets

Current

Cash	$1,210	$3,945
Short-term investments (note 5)	1,317	6,004
Accounts receivable	709	680
Prepaid expenses	137	105
Investment tax credits receivable	159	436
Security deposits	194	205
Inventory (note 6)	62	62

Total current assets	3,788	11,437

Leasehold improvements and equipment, net (note 7)	4,425	5,213

Security deposits	245	252

Operating lease right-of-use-asset	732	1,003

Total assets	$9,190	$17,905

Liabilities

Current
Accounts payable and accrued liabilities	2,102	2,299
Current portion of operating lease liability (note 18)	236	249
Current portion of finance lease liability (note 18)	36	36
Deferred revenue	-	189
Convertible debentures (note 10)	-	4,247

Total current liabilities	2,374	7,020

Loan payable (note 9)	5,500	2,500

Convertible notes (note 11)	4,272	3,709

Operating lease liability (note 18)	425	642

Finance lease liability (note 18)	42	84

Deferred income tax liability (notes 4 and 11)	-	79

Total liabilities	12,613	14,034

Contingencies (note 12)

Subsequent event (note 21)

Shareholders' deficit

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 174,646,196 shares issued and outstanding (2021: 154,571,289 common shares) (note 13)	1	1

Additional paid-in capital (note 14)	67,340	63,104

Accumulated deficit	(68,530)	(57,863)

Accumulated other comprehensive loss	(2,234)	(1,371)

Total shareholders' (deficit) equity	(3,423)	3,871

	$9,190	$17,905

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers Director	/s/ Horst G. Zerbe Director

IntelGenx Technologies Corp.
Consolidated Statement of Shareholders' Equity

For the Year Ended December 31, 2021

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance - December 31, 2020	111,429,532	$1	$48,453	$(48,551)	$(856)	$(953)

Other comprehensive loss	-	-	-	-	(515)	(515)

Issuance of shares to atai Life Sciences (net of transaction costs of $297) (note 13)	37,300,000	-	8,398	-	-	8,398

Issuance of warrants to atai Life Sciences (net of transaction costs of $125) (note 13)	-	-	3,526	-	-	3,526

Agents' warrants issued (note 11)	-	-	164			164

Conversion of convertible notes (note 11)	1,985,847	-	632	-	-	632

Conversion of convertible debentures (note 10)	3,852,000	-	1,498	-	-	1,498

Interest paid by issuance of common shares (note 11)	3,910		1			1

Stock-based compensation (note 13)	-	-	107	-	-	107

Beneficial conversion feature, net of a deferred income tax liability of $86 (note 11)	-	-	325	-	-	325

Net loss for the period	-	-	-	(9,312)	-	(9,312)

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statement of Shareholders' Deficit

For the Year Ended December 31, 2022

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

Modified retrospective adjustment upon adoption of ASU 2020-06 (note 4)	-	-	(325)	23	-	(302)

Other comprehensive loss	-	-	-	-	(863)	(863)

Conversion of convertible debentures (note 10)	120,000	-	48	-	-	48

Repayment of convertible debentures in shares (note 10)	19,381,223	-	4,229	-	-	4,229

Interest paid by issuance of common shares (note 10)	573,684	-	171	-	-	171

Stock-based compensation (note 13)	-	-	113	-	-	113

Net loss for the period	-	-	-	(10,690)	-	(10,690)

Balance - December 31, 2022	174,646,196	$1	$67,340	$(68,530)	$(2,234)	$(3,423)

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	2022	2021

Revenues (note 16)	$950	$1,535

Total revenues	950	1,535

Expenses
Research and development expense	3,031	2,717
Manufacturing expense	1,858	2,256
Selling, general and administrative expense	4,697	3,753
Depreciation of tangible assets	777	791

Total expenses	10,363	9,517

Operating loss	(9,413)	(7,982)

Finance and interest income	4	152

Financing and interest expense	(1,281)	(1,488)

Net financing and interest expense	(1,277)	(1,336)

Loss before income taxes	(10,690)	(9,318)

Deferred income tax	-	6

Net loss	(10,690)	(9,312)

Other comprehensive (loss) income
Change in fair value	(869)	(7)
Foreign currency translation adjustment	6	(508)
	(863)	(515)

Comprehensive loss	$(11,553)	$(9,827)

Basic and diluted:
Weighted average number of shares outstanding	164,746,054	137,003,313

Basic and diluted loss per common share (note 20)	$(0.07)	$(0.07)

See accompanying notes

IntelGenx Technologies Corp.
Consolidated Statements of Cash Flows

For the Year Ended December 31, 2022 and 2021

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	2022	2021
Funds (used) provided -

Operating activities
Net loss	$(10,690)	$(9,312)
Depreciation of tangible assets	777	791
Stock-based compensation	113	107
Accretion expense	271	477
DSU expense	(106)	224
Interest paid by issuance of common shares	171	1
Gain on debt extinguishment (notes 10 and 11)	-	(151)
Lease non-cash expense	2	7
Deferred income tax	-	(6)
	(9,462)	(7,862)
Changes in non-cash items related to operations:
Accounts receivable	(29)	(420)
Prepaid expenses	(32)	57
Investment tax credits receivable	277	199
Contract asset	-	354
Inventory	-	182
Security deposits	(9)	206
Accounts payable and accrued liabilities	(72)	88
Deferred revenues	(189)	23
Net change in non-cash items related to operations	(54)	689
Net cash used in operating activities	(9,516)	(7,173)

Financing activities
Repayment of long-term debt	-	(737)
Issuance of loan	3,000	2,500
Finance lease payments	(35)	(29)
Proceeds from issuance of shares	-	12,346
Transaction costs of share issuance	-	(422)
Net proceeds from convertible notes	-	1,897
Transaction costs of convertible notes	-	(34)
Transaction costs of debt extinguishment	-	(29)
Net cash provided by financing activities	2,965	15,492

Investing activities
Additions to leasehold improvements and equipment	(271)	(108)
Acquisitions of short-term investments	(5,739)	(6,000)
Redemptions of short-term investments	9,519	1,034
Net cash provided by (used in) investing activities	3,509	(5,074)

(Decrease) increase in cash	(3,042)	3,245

Effect of foreign exchange on cash	307	(505)

Cash

Beginning of year	3,945	1,205
End of year	$1,210	$3,945

See accompanying notes

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2022, the Company had cash and short-term investments totaling approximately $2,527. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

  Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

  Raise funding through debt financing.

  Continue to seek partners to advance product pipeline.

  Expand oral film manufacturing activities.

  Initiate contract oral film manufacturing activities.

If the Company is unable to raise further capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to potentially delay, reduce or eliminate some of its research and development programs and commercial activities.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

3.    Nature of Business

IntelGenx was incorporated in the State of Delaware as Big Flash Corp. on July 27, 1999. On April 28, 2006 Big Flash Corp. completed, through the Canadian holding corporation, the acquisition of IntelGenx Corp., a company incorporated in Canada on June 15, 2003 and headquartered in Montreal, Quebec. IntelGenx Corp. has continued operations as our operating subsidiary.

IntelGenx Corp. is a drug delivery company focused on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market. More recently, IntelGenx made the strategic decision to enter the Canadian cannabis market with a non-prescription cannabis infused oral film that launched in early 2021 and in 2020 made the decision to enter the psychedelic market. As a full service contract development and manufacturing organization ("CDMO") IntelGenx is offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development, clinical monitoring, regulatory support, technology transfer, manufacturing scale-up, and commercial manufacturing. The Company's main product development efforts are based upon three delivery platform technologies: (1) VersaFilm™, an oral film technology, (2) the VetaFilmTM technology platform for veterinary applications and (3) DisinteQ™ a disintegrating oral film technology.

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

The Company's product portfolio includes a blend of generic and branded products based on its proprietary delivery technology ("generic" products are essentially copies of products that have already received FDA approval). Of the 12 projects currently in the Company's portfolio, 11 use the VersaFilm™ technology and one uses the VetaFilm™ technology.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

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

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of AASU 2020-06 had a substantial impact on the Company's balance sheet. The August 2021 convertible notes (note 10) contained a beneficial conversion feature. Under the new requirements, the beneficial conversion feature no longer requires to be recognized separately and the convertible notes are treated as a single financial liability. As such, the most significant impact were the reversals of the beneficial conversion feature and the deferred income tax liability.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

4. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

4. Summary of Significant Accounting Policies (Cont'd)

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

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2022 totaled $378 (2021: $382).

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

4. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

4. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

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

5.     Short-term investments

As at December 31, 2022, short-term investments consisted of investments in mutual funds of $1.3 million (2021 - $6 million) and are with a Canadian financial institution having a high credit rating.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

6. Inventory

Inventory as at December 31, 2022 consisted of raw materials in the amount of $62 thousand (2021 - $62 thousand). An amount of $19 thousand ($190 in 2021) was recognized in Manufacturing expenses and an amount of $Nil (2021 - $44 thousand) was recognized in Research and development expenses.

7. Leasehold Improvements and Equipment

			2022	2021
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,589	$1,695	$2,894	$3,349
Laboratory and office equipment	1,536	1,117	419	382
Computer equipment	152	118	34	39
Leasehold improvements	3,267	2,189	1,078	1,443

	$9,544	$5,119	$4,425	$5,213

As at December 31, 2022, no depreciation has been recorded on manufacturing equipment in the amount of $1,715 thousand (2021 - $1,832 thousand) as this equipment is not yet in use. The commitment of the Company for the remainder of the project is as disclosed in note 12. In addition, no depreciation has been recorded on laboratory and office equipment in the amount $22 thousand (2021 - $Nil) as this equipment is not yet in use and on $48 thousand (2021 - $Nil) of leasehold improvements that have not been fully completed as at December 31, 2022.

8.    Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($55 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($314 thousand).

9. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $5,500,000, bearing interest at 8%. In September 2021, the Company entered into an amended and restated secured loan agreement with atai pursuant to which atai has made two additional term loans available to the Company for $3,000,000 each, which will mature on January 5, 2024. The first loan was received on January 7, 2022 and the second loan was received on January 6, 2023. The Loan Agreement also extends the maturity date for the current loans, in an aggregate amount of $5,500,000, to January 2024. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan bears interest at 8%. The interest for the year ended December 31, 2022 amounts to $423,000 and is recorded in financing and interest expense (2021 - $156,000).

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

9. Loan Payable (Cont'd)

The components of the Company's debt are as follows:

	December 31, 2022 $	December 31, 2021 $

Loan payable to atai	5,500	2,500
Total debt	5,500	2,500

Less: current portion	-	-

Total long-term debt	5,500	2,500

10. Convertible Debentures

On July 12, 2017, the Company closed its previously announced prospectus offering (the "Offering") of convertible unsecured subordinated debentures of the Corporation (the "Debentures") for gross aggregate proceeds of CAD$6,838,000 ($5,049,000). Pursuant to the Offering, the Corporation issued an aggregate principal amount of CAD$6,838,000 ($5,049,000) of Debentures at a price of CAD$1,000 ($738) per Debenture. The Debentures had a maturity date June 30, 2020 and interest at an annual rate of 8% payable semi-annually on the last day of June and December of each year, commencing on December 31, 2017. The interest may be paid in common shares at the option of the Corporation. The Debentures were convertible at the option of the holders at any time prior to the close of business on the earlier of June 30, 2020 and the business day immediately preceding the date specified by the Corporation for redemption of Debentures. The conversion price was CAD$1.35 ($1.00) (the "Conversion Price") per common share of the Corporation ("Share"), being a conversion rate of approximately 740 Shares per CAD$1,000 ($738) principal amount of Debentures, subject to adjustment in certain events.

On August 8, 2017, the Company closed a second tranche of its prospectus Offering of convertible unsecured subordinated debentures of the Corporation for which a first closing took place on July 12, pursuant to which it had raised additional gross proceeds of CAD$762,000 ($563,000).

Together with the principal amount of CAD$6,838,000 ($5,049,000) of Debentures issued on July 12, 2017, the Company issued a total aggregate principal amount of CAD$7,600,000 ($5,611,000) of Debentures at a price of CAD$1,000 ($738) per Debenture.

On June 25, 2020, the debentureholders approved the extension of the maturity date of the convertible debentures from June 30, 2020 to June 30, 2022 and the conversion price was reduced from CAD$1.35 ($1.00) to CAD$0.50 ($0.37). This extension was accounted for as an extinguishment and the debentures were re-measured at fair value on June 30, 2020.

On June 30, 2022, the Company issued 19,381,223 shares of common stock in payment of the outstanding CAD$5,450,000 ($4,229,000) aggregate principal amount of the convertible debentures. The convertible debentures, listed on the Toronto Stock Exchange under the symbol IGX.DB, were delisted from trading as of the close of business on June 30, 2022.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

10. Convertible Debentures (Cont'd)

The components of the convertible debentures are as follows:

	December 31, 2022	December 31, 2021

Face value of the convertible debentures	$3,866	$3,977
Transaction costs	(73)	(74)
Accretion	436	344
Repayment in shares	(4,229)	-
Convertible debentures	$-	$4,247

The convertible debentures were recorded as a liability. The accretion expense for the year ended December 31, 2022 amounts to CAD$125,000 ($96,000), compared to CAD$288,000 ($230,000) for the comparative period in 2021.

During the year ended December 31, 2022, CAD$60,000 ($48,000) of convertible debentures were converted into 120,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $48 thousand.

During the year ended December 31, 2021, CAD$1,926,000 ($1,519,000) of convertible debentures were converted into 3,852,000 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $1,498.

The interest accrued on the convertible debentures for the year ended December 31, 2022 amounts to CAD$218 thousand ($171 thousand) and was paid by issuance of 573,684 common shares on July 5, 2022.

Interest accrued on the convertible debentures for the year ended December 31, 2021 amounts to CAD$549 thousand ($438 thousand) and is recorded in financing and interest expense.

11.  Convertible Notes

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

11.  Convertible Notes (Cont'd)

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the year ended December 30, 2022 amounts to $85,000 (2021: $58,000). The warrants have been recorded as equity. The Company recognized the value of the embedded beneficial conversion feature of $411 thousand as additional paid-in capital. Upon adoption of ASU 606-20, the beneficial conversion feature was reversed on January 1, 2022.

The components of the convertible notes are as follows:

	December 31, 2022	December 31, 2021
Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	119	58
Beneficial conversion feature	-	(411)
Convertible notes	$1,817	$1,345

The interest on the convertible notes for the year ended December 31, 2022 amounts to $168,000 (2021: $68,000) and is recorded in financing and interest expense.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

11.  Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

	December 31, 2022	December 31, 2021
Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	52	21
Convertible notes	$932	$901

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2022 amounts to $31,000 (2021: $135,000).

During the year ended December 31, 2021, $600,000 of convertible notes were converted into 1,363,625 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $535 thousand.

The interest on the convertible notes for the year ended December 31, 2022 amounts to $80 thousand (2021: $99 thousand) and is recorded in financing and interest expense.

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

11. Convertible Notes (Cont'd)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2022 amounts to $59 thousand (2021: $54 thousand). The warrants have been recorded as equity.

During the year ended December 31, 2021, $112,000 of convertible notes were converted into 622,222 common shares at the option of the holders, resulting in an increase in additional paid-in capital of $97 thousand.

The components of the convertible notes are as follows:

	December 31, 2022	December 31, 2021
Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	126	66
Convertible note	$1,523	$1,463

The interest on the convertible notes for the year ended December 31, 2021 amounts to $132,000 (2021: $137,000, out of which $1,000 was paid by issuance of 3,910 common shares). The interest is recorded in financing and interest expense.

12.  Commitments and Contingencies

Commitments

The Company has initiated a project to expand the existing manufacturing facility. The Company has signed agreements in the amount of Euro 1,911 thousand (2,040 thousand) with three suppliers with respect to equipment for solvent film manufacturing. As at December 31, 2022 an amount of Euro 1,490 thousand (1,591 thousand) has been paid with respect to these agreements (note 6).

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $314,000 (including interest and penalties of $33,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $281,000 and net earnings would decrease by $281,000.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)
13. Capital Stock
	2022	2021

Authorized -

450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

174,646,196 (December 31, 2021: 154,571,289) common shares	$1	$1

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

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

13. Capital Stock (Cont'd)

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

Stock options

During the years ended December 31, 2022 and 2021 there were no stock options exercised.

Stock-based compensation of $113 thousand and $107 thousand was recorded during the years ended December 31, 2022 and 2021 respectively. An amount of $101 thousand (2021 - $107 thousand) expensed relates to stock options granted to employees and an amount of $12 (2021- $Nil thousand) relates to stock options granted to a consultant during the year ended December 31, 2021. As at December 31, 2022 the Company has $39 thousand (2021 - $146 thousand) of unrecognized stock-based compensation, of which $12 thousand (2021 - $24) relates to options granted to consultants.

14. Additional Paid-In Capital

Stock Options

The fair value of options granted to employees has been estimated according to the Black-Scholes valuation model and based on the weighted average of the following assumptions for options granted to employees during the years ended:

	2022	2021
Exercise price	0.16	0.35
Expected volatility	84%	81%
Expected life	5.63 years	5.63 years
Risk-free interest rate	3.47%	0.83%
Dividend yield	Nil	Nil

The weighted average fair value of the options granted to employees during the year ended December 31, 2022 is $0.11 (2021 - $0.23).

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

On December 22, 2021, the Company granted 100,000 options to purchase common stock to a consultant. The options have an exercise price of $0.35. The options granted vest over 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $24 thousand.

2021
Exercise price	0.35
Expected volatility	83%
Expected life	5.63 years
Risk-free interest rate	1.23%
Dividend yield	Nil

Information with respect to employees' stock option activity for 2021 and 2022 is as follows:

	Number of options	Weighted average exercise price $

Outstanding - January 1, 2021	4,629,818	0.56

Granted	275,000	0.35
Expired	(387,500)	(0.49)
Forfeited	(105,000)	(0.27)

Outstanding - December 31, 2021	4,412,318	0.56

Granted	150,000	0.16
Expired	(266,250)	(0.62)
Forfeited	(58,750)	(0.32)

Outstanding - December 31, 2022	4,237,318	0.54

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

Information with respect to consultant's stock option activity for 2021 and 2022 is as follows:

	Number of options	Weighted average exercise price $

Outstanding - January 1, 2021	550,000	0.72

Granted	100,000	0.35
Expired	(550,000)	(0.72)

Outstanding - December 31, 2021 and December 31, 2022	100,000	0.35

Details of stock options outstanding as at December 31, 2022 are as follows:

	Outstanding options				Exercisable options

Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Aggregate intrinsic value $	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

0.12	125,000	0.28	0.00		-	-
0.27	1,322,500	2.41	0.08		1,295,000	0.09
0.34	25,000	0.05	0.00		6,250	0.00
0.35	100,000	0.21	0.01		50,000	0.00
0.44	100,000	0.21	0.01		50,000	0.01
0.58	600,000	0.35	0.08		600,000	0.09
0.66	125,000	0.15	0.02		150,000	0.02
0.69	100,000	0.14	0.02		100,000	0.02
0.73	475,000	0.41	0.08		475,000	0.09
0.76	805,000	0.98	0.14		805,000	0.15
0.77	359,818	0.39	0.06		359,818	0.07
0.89	200,000	0.19	0.04		200,000	0.04
	4,337,318	5.77	0.54	10,000	4,166,068	0.58	-

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

Stock-based compensation expense recognized in 2022 with regards to the stock options was $113 thousand (2021: $107 thousand). As at December 31, 2022 the Company has $39 thousand (2021 - $146 thousand) of unrecognized stock-based compensation, of which $12 thousand (2021 - $24) relates to options granted to consultants. The amount of $39 thousand will be recognized as an expense over a period of two years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees and consultants to accelerate and would result in $39 thousand being charged to stock-based compensation expense.

Warrants

Information with respect to warrant activity for 2021 and 2022 is as follows:

	Number of warrants (All Exercisable)	Weighted average exercise price $

Outstanding - January 1, 2021	31,068,387	0.71
Granted	22,993,000	0.35
Expired	(12,904,397)	(0.95)
Outstanding - December 31, 2021	41,156,990	0.20
Expired	(704,800)	(0.18)
Outstanding - December 31, 2022	40,452,190	0.20

Deferred Share Units ("DSUs")

Under the DSU Plan, the Board may grant Deferred Share Units ("DSUs") to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. During the year ended December 31, 2022, 543,478 DSUs have been granted under the DSU Plan (2021 - 390,625), accordingly, an amount of $197 thousand has been recognized in general and administrative expenses (2021 - $219 thousand).

During the year ended December 31, 2022, 298,640 DSUs were converted back into a cash amount of CAD $64 thousand (49 thousand) and paid to the director.

Performance and Restricted Share Units ("PRSUs")

As at December 31, 2022, 53,846 rewards have been issued under the PRSU Plan. No rewards were granted under the PRSU Plan in 2021 and 2022.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

15. Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

	2022	2021
Statutory income taxes	$(3,062)	$(2,115)
Net operating losses for which no tax benefits have been recorded	1,785	1,040
Deficiency of depreciation over capital cost allowance	(52)	(32)
Non-deductible expenses	918	839
Undeducted research and development expenses	455	383
Investment tax credit	(44)	(115)
	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2022	2021
Leasehold improvements and equipment	$184	$225
Net operating losses carryforward	12,789	11,017
Undeducted research and development expenses	4,122	3,868
Non-refundable tax credits carryforward	2,780	2,729
	19,875	17,839
Valuation allowance	(19,875)	(17,839)
	$-	$-

As at December 31, 2022, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance. Management continues to believe that enough uncertainty exists relative to the realization of the remaining deferred income tax asset balances such that no recognition of deferred income tax assets is warranted.

There were Canadian and provincial net operating losses of approximately $45,041 thousand (2021: $39,823 thousand) and $52,004 thousand (2021: $43,482 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2026 and 2042. A portion of the net operating losses may expire before they can be utilized.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

15. Income Taxes (Cont'd)

As at December 31, 2022, the Company had non-refundable tax credits of $3,004 thousand (2021: $2,912 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $166 thousand is expiring in 2028, $146 thousand is expiring in 2029, $124 thousand is expiring in 2030, $132 thousand is expiring in 2031, $166 thousand is expiring in 2032, $110 thousand is expiring in 2033, $84 thousand expiring in 2034, $98 thousand is expiring in 2035, $136 thousand expiring in 2036, $259 thousand is expiring in 2037, $558 thousand expiring in 2038, $338 thousand expiring in 2039, $220 thousand expiring in 2040, $225 thousand expiring in 2041, and $224 expiring in 2042 and undeducted research and development expenses of $17,031 thousand (2021: $16,566 thousand) with no expiration date.

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

Tax Jurisdictions	Tax Years
Federal - Canada	2017 and onward
Provincial - Quebec	2017 and onward
Federal - USA	2017 onward

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

16. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	December 31, 2022	December 31, 2021

Research and development agreements	$824	$699
Product revenue	78	267
Sales milestone revenue	-	320
Royalties on product sales	48	-
Licensing agreements	-	249
	$950	$1,535

The following table presents our revenues disaggregated by timing of recognition:

	December 31, 2022	December 31, 2021

Product and services transferred at point in time	$271	$836
Products and services transferred over time	679	699
	$950	$1,535

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	December 31, 2022	December 31, 2021
Europe	$701	$1,023
Canada	104	263
United States	145	249
	$950	$1,535

Remaining performance obligations

As at December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,453 representing research and development agreements. The Company is also eligible to receive up to $2,553 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

17. Statement of Cash Flows Information

In US$thousands	2022	2021

Additional Cash Flow Information:

Interest paid	$396	$807

18. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the year ended December 31, 2022 included in general and administrative expenses is $269 thousand (2021: $200 thousand). The cash outflows from operating leases for the year ended December 31, 2022 was $267 thousand (2021: $194 thousand).

The weighted average remaining lease term and the weighted average discount rate for operating leases at December 31, 2022 were 3.2 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at December 31, 2022 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2023	259
2024	267
2025	267
2026	44
Total undiscounted lease payments	837
Less: Interest	176
Present value of lease liabilities	$661

Current portion of operating lease liability	$236
Operating lease liability	$425

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

18. Leases (Cont'd)

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the year ended December 31, 2022 was $35 thousand (2021: $29 thousand).

The weighted average remaining lease term and the weighted average discount rate for finance leases at December 31, 2022 were 2 years and 6.35%, respectively.

The following table reconciles the undiscounted cash flows for the finance leases as at December 31, 2022 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2023	$40
2024	38
2025	6
Total undiscounted lease payments	84
Less: Interest	6
Present value of lease liabilities	$78

Current portion of operating lease liability	$36
Operating lease liability	$42

19. Related Party Transactions

Included in management salaries are $12 thousand (2021 - $13 thousand) for options granted to the Chief Executive Officer, $12 thousand (2021 - $13 thousand) for options granted to the President and Chief Financial Officer, $6 thousand (2021 - $7) for options granted to the Vice-President, Research and Development, $6 thousand (2021 - $7) for options granted to the Vice-President, Business and Corporate Development, $3 thousand (2021 - $12) for options granted to the Vice-President, Operations, and $17 (2021 - $18) for options granted to the Vice-President Intellectual Property and Legal Affairs under the 2016 Stock Option Plans.

Included in general and administrative expenses are director fees of $229 thousand (2021: $236 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

IntelGenx Technologies Corp.
Notes to Consolidated Financial Statements December 31, 2022 and 2021 (Expressed in U.S. Funds)

20.  Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the year.  Common equivalent shares from stock options, warrants and convertible debentures are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

21.   Subsequent Events

On January 9, 2023, the Company announced that it has received a fourth and final term loan for $3 million pursuant to its amended and restated secured loan agreement with atai.

On March 21, 2023, the Company announced the closing of an offering by way of a private placement (the "Offering") to certain investors in the United States of convertible notes due March 1, 2027 (the "Notes") for aggregate gross proceeds of approximately $760,000. The Notes will bear interest at a rate of 10% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning six months after their issuance at a price of $0.20 per share. The Company intends to use the proceeds of the Offering to finance the Company's Rizaport and Buprenorphine programs as well as for working capital. In connection with the Offering, the Company paid a cash commission of approximately $53,000 in the aggregate and issued non-transferable agent warrants, entitling the agent to purchase 304,000 shares at a price of $0.20 per share until March 21, 2025.