Form 10-Q
period 2023-03-31
IntelGenx Technologies Corp.
filed 2023-05-11
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

174,646,197 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  May 10, 2023.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

March 31, 2023

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	March 31, 2023	December 31, 2022

Assets

Current

Cash	$2,520	$1,210
Short-term investments	1,320	1,317
Accounts receivable	590	709
Prepaid expenses	212	137
Investment tax credits receivable	196	159
Security deposits	194	194
Inventory (note 4)	70	62

Total current assets	5,102	3,788

Leasehold improvements and equipment, net (note 5)	4,318	4,425

Security deposits	245	245

Operating lease right-of-use-asset	676	732

Total assets	$10,341	$9,190

Liabilities

Current
Accounts payable and accrued liabilities	2,514	2,102
Current portion of operating lease liability (note 12)	238	236
Current portion of finance lease liability (note 12)	37	36
Current portion of long-term debt (note 7)	8,500	-

Total current liabilities	11,289	2,374

Long-term debt (note 7)	-	5,500

Convertible notes (note 8)	4,957	4,272

Operating lease liability (note 12)	375	425

Finance lease liability (note 12)	33	42

Total liabilities	16,654	12,613

Contingencies (note 15)

Shareholders' deficit

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 174,646,196 shares issued and outstanding (2022: 174,646,196 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	67,370	67,340

Accumulated deficit	(71,454)	(68,530)

Accumulated other comprehensive loss	(2,230)	(2,234)

Total shareholders' deficit	(6,313)	(3,423)

	$10,341	$9,190

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                               Director                                                      /s/ Horst G. Zerbe                                 Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Period Ended March 31, 2023

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2022	174,646,196	$1	$67,340	$(68,530)	$(2,234)	$(3,423)

Other comprehensive income	-	-	-	-	4	4

Agents' warrants issued (note 8)	-	-	19	-	-	19

Stock-based compensation (note 10)	-	-	11	-	-	11

Net loss for the period	-	-	-	(2,924)	-	(2,924)

Balance - March 31, 2023	174,646,196	$1	$67,370	$(71,454)	$(2,230)	$(6,313)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2023	2022

Revenues (note 11)	$162	$237

Total Revenues	162	237

Expenses

Research and development expense	822	798
Manufacturing expenses	472	470
Selling, general and administrative expense	1,295	1,084
Depreciation of tangible assets	192	195

Total expenses	2,781	2,547

Operating loss	(2,619)	(2,310)

Interest income	14	1

Financing and interest expense	(319)	(377)

Net financing and interest expense	(305)	(376)

Net Loss	(2,924)	(2,686)

Other Comprehensive Loss
Foreign currency translation adjustment	1	17
Change in fair value	3	(349)
	4	(332)

Comprehensive loss	$(2,920)	$(3,018)

Basic and Diluted Weighted Average Number of Shares Outstanding	174,646,196	154,595,511

Basic and Diluted Loss Per Common Share (note 14)	$(0.02)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2023	2022

Funds (used) provided -

Operating activities

Net loss	$(2,924)	$(2,686)
Depreciation of tangible assets	192	195
Stock-based compensation	11	32
Accretion expense	48	91
DSU expense	144	68
Lease non-cash expense	1	1
	(2,528)	(2,299)

Changes in non-cash items related to operations:
Accounts receivable	119	(74)
Prepaid expenses	(75)	(27)
Investment tax credits receivable	(37)	211
Inventory	(8)	(26)
Accounts payable and accrued liabilities	267	(21)
Deferred revenues	-	(51)
Net change in non-cash items related to operations	266	12
Net cash used in operating activities	(2,262)	(2,287)

Financing activities
Finance lease payments	(9)	(9)
Issuance of loan	3,000	3,000
Net proceeds from convertible notes	697	-
Transaction costs of convertible notes	(40)	-
Net cash provided by financing activities	3,648	2,991

Investing activities
Additions to leasehold improvements and equipment	(74)	(64)
Redemption of short-term investments	-	5,719
Acquisition of short-term investments	-	(3,700)
Net cash (used in) provided by investing activities	(74)	1,955

Increase in cash	1,312	2,659

Effect of foreign exchange on cash	(2)	10

Cash

Beginning of period	1,210	3,945

End of period	$2,520	$6,614

See accompanying notes

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2023, the Company had cash and short-term investments totaling approximately $3,840. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

  Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

2. Going Concern (Cont'd)

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

Product revenue

The Company recognizes revenue from the sale of its products when the following conditions are met: delivery has occurred; the price is fixed or determinable; the collectability is reasonably assured and persuasive evidence of an arrangement exists

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

3. Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

4. Inventory

Inventory as at March 31, 2023 consisted of raw materials in the amount of $70 thousand (2022: $62 thousand).

5. Leasehold Improvements and Equipment

			March 31, 2023	December 31, 2022
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,600	$1,769	$2,831	$2,894
Laboratory and office equipment	1,570	1,138	432	419
Computer equipment	152	123	29	34
Leasehold improvements	3,302	2,276	1,026	1,078
	$9,624	$5,306	$4,318	$4,425

As at March 31, 2023, no depreciation has been recorded on manufacturing equipment in the amount of $1,716 thousand (2022 - $1,715 thousand) as this equipment is not yet in use.

6.    Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($55 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($314 thousand).

7. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $8,500,000, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan will mature on January 5, 2024. The interest for the three-month period ended March 31, 2023 amounts to $164,000 and is recorded in financing and interest expense (2022 - $91,000).

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

7. Loan Payable (Cont'd)

The components of the Company's debt are as follows:

	March 31, 2023 $	December 31, 2022 $

Loan payable to atai	8,500	5,500
Total debt	8,500	5,500

Less: current portion	8,500	-

Total long-term debt	-	5,500

8.  Convertible Notes

On March 21, 2023, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $763 thousand principal amount of 10% convertible notes due March 1, 2027. The Notes will bear interest at a rate of 10% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.20 per Share. The Company intends to use the proceeds of the Offering to finance the Company's Rizaport and Buprenorphine programs as well as for working capital. In connection with the Offering, the Company paid to an agent a cash commission of approximately $53,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 304,000 common shares at a price of $0.20 per Share until March 21, 2025.

Management has determined the value of the agents' warrants to be $19,000.

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $126 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2023 amounts to $1,000 (2022: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

March 31, 2023

Face value of the convertible notes	$763
Transaction costs	(126)
Accretion	1
Convertible notes	$638

The interest on the convertible notes for the three-month period ended March 31, 2023 amounts to $2,000 (2022: $Nil) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

8.  Convertible Notes (Cont'd)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2023 amounts to $23,000 (2022: $21,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2023	December 31, 2022

Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	142	119
Convertible notes	$1,840	$1,817

The interest on the convertible notes for the three-month period ended March 31, 2023 amounts to $42,000 (2022: $42,000) and is recorded in financing and interest expense.

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
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

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

The components of the convertible notes subsequent to the amendments are as follows:

	March 31, 2023	December 31, 2022

Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	60	52
Convertible notes	$940	$932

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2023 amounts to $8,000 (2022: $7,000).

The interest on the convertible notes for the three-month period ended March 31, 2023 amounts to $20,000 and is recorded in financing and interest expense (2022: $20,000).

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
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the three-month period ended March 31, 2023 amounts to $16,000 (2022: $14,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2023	December 31, 2022

Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	142	126
Convertible note	1,539	$1,523

The interest on the convertible notes for the three-month period ended March 31, 2023 amounts to $33,000 (2022: $33,000) and is recorded in financing and interest expense.

9. Capital Stock

	March 31, 2023	December 31, 2022

Authorized -

450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

174,646,196 (December 31, 2022 - 174,646,196) common shares	$1	$1

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital

Stock options

On January 29, 2023, 310,000 options to purchase common stock were granted to employees under the 2016 Stock Option Plan. The options have an exercise price of $0.24. The options granted vest over a period of 4 years at a rate of 25% every twelve months and expire 10 years after the grant date. These options may have accelerated vesting if specific market conditions are met. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the options will immediately vest and become exercisable. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $55 thousand.

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

No stock options were exercised during the three-month periods ended March 31, 2023 and 2022.

Compensation expenses for stock-based compensation of $11 thousand and $32 thousand were recorded during the three-month periods ended March 31, 2023 and 2022, respectively. An amount of $8 thousand (2022 - $29 thousand) expensed in the three-month period ended March 31, 2023 relates to stock options granted to employees and an amount of $3 thousand (2022 - $3 thousand) relates to stock options granted to a consultant. As at March 31, 2023, the Company has $83 thousand of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the three-month periods ended March 31, 2023 and 2022.

Deferred Share Units ("DSUs")

On January 29, 2023, 781,250 DSUs have been granted under the DSU Plan, accordingly, an amount of $185 thousand has been recognized in general and administrative expenses.

On January 1, 2022, 543,480 DSUs have been granted under the DSU Plan, accordingly, an amount of $197 thousand has been recognized in general and administrative expenses.

Performance and Restricted Share Units ("PRSUs")

On January 29, 2023, the Company granted 350,000 Performance Restricted Share Units to certain employees, which vest if certain market conditions are met. The PRSUs vest based on the achievement of specified market conditions over a performance period of 3 years. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the PRSUs will vest and become payable in shares of the Company's common stock.

The Company will monitor the achievement of the market conditions throughout the performance period and will recognize compensation expense for any PRSUs that are expected to vest based on the probability of the achievement of the market conditions. As at March 31, 2023, no expense has been recognized.

No PRSUs were granted during the three-month period ended March 31, 2022.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

11. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	March 31, 2023	March 31, 2022

Research and development agreements	$162	$225
Royalties on product sales	-	12
	$162	$237

The following table presents our revenues disaggregated by timing of recognition:

	March 31, 2023	March 31, 2022
(in U.S. $thousands)
Product and services transferred at point in time	$-	$12
Products and services transferred over time	162	225
	$162	$237

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2023	March 31, 2022

Europe	$162	$237
	$162	$237

Remaining performance obligations

As at March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,547 representing research and development agreements. The Company is also eligible to receive up to $2,553 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

12. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the three-month period ended March 31, 2023 included in general and administrative expenses is $65 thousand. The cash outflows from operating leases for the three-month period ended March 31, 2023 was $64 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at March 31, 2023 were 2.9 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at March 31, 2023 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2023	195
2024	267
2025	267
2026	44
Total undiscounted lease payments	773
Less: Interest	160
Present value of lease liabilities	$613

Current portion of operating lease liability	$238
Operating lease liability	$375

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the three-month period ended March 31, 2023 was $9 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at March 31, 2023 were 1.8 years and 6.35%, respectively.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
March 31, 2023 (Expressed in U.S. Funds) (Unaudited)

12. Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as at March 31, 2023 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2023	30
2024	38
2025	6
Total undiscounted lease payments	74
Less: Interest	4
Present value of lease liabilities	$70

Current portion of finance lease liability	$37
Finance lease liability	$33

13. Related Party Transactions

Included in management salaries are $2 thousand (2022 - $16 thousand) for options granted to key management personnel under the 2016 Stock Option Plan. The Company considers its Chief Executive Officer, President and Chief Financial Officer, and Vice-Presidents to be key management personnel.

Also included in general and administrative expense for the three-month period ended March 31, 2023 are director fees of $57 thousand (2022 - $58 thousand) and DSU expense of $144 thousand (2022: $68 thousand).

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

15. Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $315,000 (including interest and penalties of $34,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $281,000 and net earnings would decrease by $281,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the three-month periods ended March 31, 2023 and 2022.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2022. In preparing this MD&A, we have taken into account information available to us up to May 11, 2023, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2022 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market. More recently, we have made the strategic decision to enter the Canadian cannabis market with a non-prescription cannabis infused oral film that launched in early 2021 and in 2020 we made the decision to enter the psychedelic market. As a full-service contract development and manufacturing organization ("CDMO"), we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development ("R&D"), clinical monitoring, regulatory support, tech transfer, manufacturing scale-up and commercial manufacturing.

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

We initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion might become necessary in order to meet expected production volumes from our commercial partners. The new facility should create a fourfold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property.

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

We initiated a project to expand the existing manufacturing facility, the timing of which will be dictated in part by the completion of agreements with our commercial partners. This expansion might become necessary in order to meet expected production volumes from our commercial partners. The new facility should create a fourfold increase of our production capacity in addition to offering a one-stop shopping opportunity to our partners and provide better protection of our Intellectual Property.

Product Opportunities that provide Tangible Patient Benefits

In addition to our three key strategic areas, we will offer our services to develop oral film products leveraging our VersaFilm™ technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™, is an example of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Most recent key developments

On January 9, 2023, the Company announced that its wholly-owned subsidiary, IntelGenx Corp. received a fourth and final term loan in the amount of U.S. $3 million pursuant to its amended and restated secured loan agreement with atai Life Sciences. The obligations under the Fourth Loan are guaranteed by the Company.

On January 23, 2023, the Company announced that it entered into an exclusive supply agreement for RIZAPORT® with ARWAN Pharmaceuticals Industries Lebanon s.a.l. in various countries in the Middle East and North Africa ("MENA") region, including Lebanon, Kuwait, Saudi Arabia, United Arab Emirates, Jordan, Iraq, Libya, Oman, Yemen, Qatar, Bahrain, Egypt, Sudan, Kenya, Nigeria, Mauritius, Cameroon, Afghanistan, Tajikistan, Kazakhstan, Turkmenistan, and Uzbekistan . Under the terms of the ARWAN Agreement, IntelGenx will supply RIZAPORT® to ARWAN, which will have the exclusive right to register and commercialize it in the Territory.

On February 9, 2023, IntelGenx announced a research collaboration with Per Svenningsson, MD, PhD, of the Karolinska Institute, Stockholm, Sweden, to plan and conduct a multicentre, randomized, double-blind, placebo-controlled clinical study to investigate the use of IntelGenx's Montelukast VersaFilm® for the treatment of Parkinson's Disease (PD). Dr. Svenningsson will serve as the Principal Investigator for the planned Study and will sponsor it through a 20 million Swedish Crowns grant (approx. $2 million USD) awarded by the Swedish Research Council, Sweden's largest governmental research funding body. IntelGenx will supply Dr. Svenningsson with both active and placebo films to be used in the 18-month treatment regimen for study participants. Upon completion of the Study, IntelGenx will retain the intellectual property rights and use the findings to further develop its Montelukast VersaFilm® program for PD treatment. The Study is currently expected to commence in the third quarter of 2023.

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

On March 9, 2023, the Company participated to the 35th Annual Roth Conference, held March 12-14, 2023 at the Ritz-Carlton Hotel in Dana Point, California.

On March 21, 2023, the Company announced the closing of an offering by way of a private placement to certain investors in the United States of convertible notes due March 1, 2027 for aggregate gross proceeds of $763,000. The Notes bear interest at a rate of 10% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning six months after their issuance at a price of $0.20 per share. The Company intends to use the proceeds of the Offering to finance the Company's Rizaport and Buprenorphine programs as well as for working capital. In connection with the Offering, the Company paid a cash commission of approximately $53,000 in the aggregate and issued non-transferable agent warrants, entitling the agent to purchase 304,000 shares at a price of $0.20 per share until March 21, 2025.

Subsequent to the end of the period, on April 13, 2023, the Company announced various changes to its management team. Dwight Gorham was appointed as Chief Executive Officer. He succeeds Dr. Zerbe, who retired from his position as CEO, but continues to serve as Chairman of IntelGenx's Board of Directors.

Subsequent to the end of the period, on April 17, 2023, the Company announced that the U.S Food and Drug Administration ("FDA") approved the Company's RIZAFILM® Versafilm® 505(b)(2) new drug application (NDA) for the treatment of acute migraine (RIZAFILM® is a Registered Trademark of Gensco® Pharma Corporation).

Subsequent to the end of the period, on April 27, 2023, the Company announced that its co-developer, Chemo Research SL, through its agent and affiliate, Xiromed LLC, received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration ("FDA") regarding the submitted abbreviated new drug application ("ANDA") for Buprenorphine Buccal Film. Xiromed and IntelGenx will contact FDA to discuss the CRL and assess the filing of a request for reconsideration of the CRL.

Subsequent to the end of the period, on April 27, 2023, the Company announced that it received conditional approval from the Toronto Stock Exchange to extend the expiry date of warrants originally issued to Cantone Research Inc. on August 5, 2021 . The 613,000 Broker Warrants are exercisable for shares of common stock of the Company at a price of US$0.40 per Share and are set to expire on August 4, 2023. Effective May 8, 2023, the expiry date of such Broker Warrants was extended by an additional 12 months to August 4, 2024. All other terms of the Broker Warrants, including the exercise price, remain unchanged. The Company and Cantone Research Inc. are dealing at arm's length.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2023 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $2,230 primarily due to the fluctuations in the rates used to prepare our financial statements, currency fluctuation did not impact our comprehensive loss for the three-month period ended March 31, 2023. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period ended March 31,
	2023	2022
	$	$
Comprehensive loss	(2,920)	(3,018)
Add (deduct):
Depreciation	192	195
Finance costs	319	377
Finance income	(14)	(1)
Share-based compensation	11	32
Other comprehensive (income) loss	(4)	332

Adjusted EBITDA (Loss)	(2,416)	(2,083)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) increased by $333 for the three-month period ended March 31, 2023 to ($2,416) compared to ($2,083) for the three-month period ended March 31, 2022. The increase in Adjusted EBITDA (Loss) of $333 for the three-month period ended March 31, 2023 is mainly attributable to an increase in R&D expenses of $27 before consideration of stock-based compensation, an increase in SG&A expenses of $223 before consideration of stock-based compensation, an increase in manufacturing expenses of $8 before consideration of stock-based compensation, and a decrease in revenues of $75.

Results of operations for the three-month period ended March 31, 2023 compared with the three-month period ended March 31, 2022.

	Three-month period ended March 31,
	2023	2022
	$	$
Revenue	162	237

Research and development Expenses	822	798
Manufacturing Expenses	472	470
Selling, General and Administrative Expenses	1,295	1,084
Depreciation of tangible assets	192	195

Operating loss	(2,619)	(2,310)
Net loss	(2,924)	(2,686)
Comprehensive loss	(2,920)	(3,018)

Revenue

Total revenues for the three-month period ended March 31, 2023 amounted to $162, representing a decrease of $75 or 32% compared to $237 for the three-month period ended March 31, 2022. The decrease for the three-month period ended March 31, 2023 compared to the last year's corresponding period is attributable to decreases in R&D revenues of $63 and Royalties on Product Sales of $12.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended March 31, 2023 amounted to $822, representing an increase of $24 or 3%, compared to $798 for the three-month period ended March 31, 2022.

The increase in R&D expenses for the three-month period ended March 31, 2023 is mainly attributable to increases in patent expenses of $26, lab supplies of $24, the allocation of the 20% credit of $15 as per the strategic development agreement with atai, consulting fees of $6 and a decrease in R&D estimated tax credits of $2, offset by decreases in study costs of $38, repairs and maintenance of $8 and R&D development costs of $5.

In the three-month period ended March 31, 2023 we recorded estimated Research and Development Tax Credits of $37, compared with $39 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended March 31, 2023 amounted to $472, representing an increase of $2 or 0.4%, compared to $470 for the three-month period ended March 31, 2022.

The increase in Manufacturing expenses for the three-month period ended March 31, 2023 is mainly attributable to increases in supplies and consumables of $54 and storage fees of $39, offset by decreases in salary expenses of $49 due to employee departures, repairs and maintenance of $33 and quality expenses of $8.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended March 31, 2023 amounted to $1,295, representing an increase of $211 or 19%, compared to $1,084 for the three-month period ended March 31, 2022.

The increase in SG&A expenses for the three-month period ended March 31, 2023 is mainly attributable to increases in salaries and compensation expenses of $206 (mainly due to the issuance of new DSUs in the quarter and the hiring of new employees), insurance expense of $41, the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $31, investor relations expenses of $27, offset by decreases in professional fees of $73, business development expenses of $11 and leasehold expenses of $11.

Depreciation of tangible assets

In the three-month period ended March 31, 2023 we recorded an expense of $192 for the depreciation of tangible assets, compared with an expense of $195 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based payments expense for the three-month period ended March 31, 2023 amounted to $11 compared to $32 for the three-month period ended March 31, 2022.

We expensed approximately $8 in the three-month period ended March 31, 2023 for options granted to our employees in 2021, 2022 and 2023 under the 2016 Stock Option Plan and $3 for options granted to a consultant in 2021, compared with $29 and $3, respectively that was expensed in the same period of the previous year.

There remains approximately $83 in stock-based compensation to be expensed in fiscal 2023 through 2027 of which $8 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense

Key items from the balance sheet

	March 31, 2023	December 31, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current assets	$5,102	$3,788	$1,314	35%

Leasehold improvements and equipment, net	4,318	4,425	(107)	(2%)

Security deposits	245	245	-	0%

Operating lease right-of-use asset	676	732	(56)	(8%)

Current liabilities	11,289	2,374	8,915	376%

Long-term debt	-	5,500	(5,500)	(100%)

Convertible notes	4,957	4,272	685	16%

Operating lease liability	375	425	(50)	(12%)

Finance lease liability	33	42	(9)	(21%)

Capital Stock	1	1	0	0%

Additional paid-in-capital	67,370	67,340	30	0.04%

Going concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2023, the Company had cash and short-term investments totaling approximately $3,840. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

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

Current assets

Current assets totaled $5,102 as at March 31, 2023 compared with $3,788 as at December 31, 2022. The increase of $1,314 is mainly attributable to increases in cash of $1,310, prepaid expenses of $75, investment tax credits receivable of $37, inventory of $8 and short-term investments of $3, offset by a decrease in accounts receivable of $119.

Cash

Cash totaled $2,520 as at March 31, 2023 representing an increase of $1,310 compared with the balance of $1,210 as at December 31, 2022. The increase in cash on hand relates to net cash provided by financing activities of $3,648, offset by net cash used in operating activities of $2,262, net cash used in investing activities of $74, and a negative foreign exchange effect of $2.

Accounts receivable

Accounts receivable totaled $590 as at March 31, 2023 representing a decrease of $119 compared with the balance of $709 as at December 31, 2022. The main reason for the decrease is the collection in the three-month period ended March 31, 2023 of revenues accounted for as at December 31, 2022 offset by revenues accounted for as at March 31, 2023.

Prepaid expenses

As at March 31, 2023 prepaid expenses totaled $212 compared with $137 as of December 31, 2022. The increase may be explained by advance payments made in January 2023.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $196 as at March 31, 2023 compared with $159 as at December 31, 2022. The increase is attributable to the accrual estimated and recorded for the first three months of 2023.

Leasehold improvements and equipment

As at March 31, 2023, the net book value of leasehold improvements and equipment amounted to $4,318, compared to $4,425 at December 31, 2022. In the three-month period ended March 31, 2023 additions to assets totaled $74 and mainly comprised of $33 for lab equipment, $33 for leasehold improvements and $8 for manufacturing equipment, and variation of foreign exchange fluctuation, offset by depreciation expense of $192.

Security deposit

A security deposit in the amount of CA$300 ($222) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2023. Security deposits in the amount of CA$26 ($19) for utilities and CA$5 ($4) for Cannabis license were also recorded as at March 31, 2023. Security deposit in the amount of CA$263 ($194) for Company credit cards was also recorded as at March 31, 2023 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,514 as at March 31, 2023 compared with $2,102 as at December 31, 2022. The increase is attributable to an increase in trade payable for R&D and Manufacturing costs incurred and an increase in the accrual recorded for DSUs granted to directors.

Loan payable

Loan payable totaled $8,500 as at March 31, 2023 compared with $5,500 as at December 31, 2022. atai has granted the to the Company a secured loan in the amount of $8,500, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

The loan will mature on January 5, 2024. The interest for the three-month period ended March 31, 2023 amounts to $164 and is recorded in financing and interest expense ($91 in 2022).

Convertible notes

Convertible notes totaled $4,957 as at March 31, 2023 as compared to $4,272 as at December 31, 2022. The convertible notes have been recorded as a liability. The accretion expense for the period ended March 31, 2023 amounts to $48 ($42 in 2022). The interest on the convertible notes as at March 31, 2023 amounts to $97 ($95 in 2022) and is recorded in Financing and interest expense.

Shareholders' equity

As at March 31, 2023, we had accumulated a deficit of $71,454 compared with an accumulated deficit of $68,530 as at December 31, 2022. Total assets amounted to $10,341 and shareholders' deficit totaled $6,313 as at March 31, 2023, compared with total assets and shareholders' deficit of $9,190 and $3,423 respectively, as at December 31, 2022.

Capital stock

As at March 31, 2023 capital stock amounted to $1.746 (December 31, 2022: $1.746). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $67,370 as at March 31, 2023, as compared to $67,340 as at December 31, 2022. Additional paid in capital increased by $30 from which $19 was the value of the Agents' warrants in connection with the March 2023 private placement and $11 was from stock based compensation attributable to the amortization of stock options granted to employees.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31, 2023	March 31, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(2,262)	$(2,287)	$25	(1%)
Financing Activities	3,648	2,991	657	22%
Investing Activities	(74)	1,955	(2,029)	(104%)
Cash - end of period	2,520	6,614	(4,094)	(62%)

Statement of cash flows

Net cash used in operating activities was $2,262 for the three-month period ended March 31, 2023, compared to $2,287 for the three-month period ended March 31, 2022. For the three-month period ended March 31, 2023, net cash used by operating activities consisted of a net loss of $2,924 (2022: $2,686) before depreciation, accretion expense, stock-based compensation, DSU expense and lease non-cash expense in the amount of $396 (2022: $387) and an increase in non-cash operating elements of working capital of $266 (2022: $12).

The net cash provided by financing activities was $3,648 for the three-month period ended March 31, 2023, compared to $2,991 for the same period of 2022. For the three-month period ended March 31, 2023, an amount of $3,000 derives from the issuance of a loan and an amount of $697 derives from net proceeds from convertible notes, offset by transaction costs of convertible notes of $40 and finance lease payments of $9. For the three-month period ended March 31, 2022, an amount of $3,000 derives from issuance of a loan, offset by finance lease payments for an amount of $9.

Net cash used in investing activities amounted to $74 for the three-month period ended March 31, 2023, compared to net cash provided by investing activities of $1,955 for the three-month period ended March 31, 2022. The net cash used in investing activities for the three-month period ended March 31, 2023 relates to the purchase of fixed assets of $74. The net cash provided by investing activities for the three-month period ended March 31, 2022 relates to the redemption of short-term investments of $5,719, offset by the acquisition of short-term investments of $3,700 and the purchase of fixed assets of $64.

The balance of cash as at March 31, 2023 amounted to $2,520, compared to $6,614 as at March 31, 2022.

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

INTELGENX TECHNOLOGIES CORP.

Date: May 11, 2023	By:	/s/ Dwight Gorham
Dwight Gorham
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Andre Godin
Andre Godin
Principal Accounting Officer