Form 10-Q
period 2023-06-30
IntelGenx Technologies Corp.
filed 2023-08-14
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

174,658,097 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of  August 13, 2023.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

June 30, 2023

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	June 30, 2023	December 31, 2022

Assets

Current

Cash	$478	$1,210
Short-term investments	774	1,317
Accounts receivable	698	709
Prepaid expenses	225	137
Investment tax credits receivable	207	159
Security deposits	199	194
Inventory (note 4)	83	62

Total current assets	2,664	3,788

Leasehold improvements and equipment, net (note 5)	4,248	4,425

Security deposits	250	245

Operating lease right-of-use-asset	662	732

Total assets	$7,824	$9,190

Liabilities

Current
Accounts payable and accrued liabilities	2,799	2,102
Current portion of operating lease liability (note 12)	246	236
Current portion of finance lease liability (note 12)	52	36
Current portion of long-term debt (note 7)	8,500	-

Total current liabilities	11,597	2,374

Long-term debt (note 7)	-	5,500

Convertible notes (note 8)	5,012	4,272

Operating lease liability (note 12)	333	425

Finance lease liability (note 12)	37	42

Total liabilities	16,979	12,613

Contingencies (note 15)

Shareholders' deficit

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 174,658,096 shares issued and outstanding (2022: 174,646,196 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	67,541	67,340

Accumulated deficit	(74,318)	(68,530)

Accumulated other comprehensive loss	(2,379)	(2,234)

Total shareholders' deficit	(9,155)	(3,423)

	$7,824	$9,190

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                               Director                                                      /s/ Horst G. Zerbe                                 Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity

For the Period Ended June 30, 2023

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2022	174,646,196	$1	$67,340	$(68,530)	$(2,234)	$(3,423)

Other comprehensive loss	-	-	-	-	(145)	(145)

Stock options exercised (note 10)	11,900	-	2	-	-	2

Agents' warrants issued (note 8)	-	-	19	-	-	19

Stock-based compensation (note 10)	-	-	180	-	-	180

Net loss for the period	-	-	-	(5,788)	-	(5,788)

Balance - June 30, 2023	174,658,096	$1	$67,541	$(74,318)	$(2,379)	$(9,155)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Revenues (note 11)	$133	$398	$295	$635

Total revenues	133	398	295	635

Expenses
Research and development expense	814	787	1,636	1,585
Manufacturing expenses	437	482	909	952
Selling, general and administrative expense	1,218	1,117	2,513	2,201
Depreciation of tangible assets	195	196	387	391

Total expenses	2,664	2,582	5,445	5,129

Operating loss	(2,531)	(2,184)	(5,150)	(4,494)

Finance and interest income	13	-	27	1

Financing and interest expense	(346)	(400)	(665)	(777)

Net financing and interest expense	(333)	(400)	(638)	(776)

Net loss	(2,864)	(2,584)	(5,788)	(5,270)

Other comprehensive loss
Foreign currency translation adjustment	(178)	11	(177)	28
Change in fair value	29	(673)	32	(1,022)

	(149)	(662)	(145)	(994)

Comprehensive loss	$(3,013)	$(3,246)	$(5,933)	$(6,264)

Basic and diluted weighted average number of shares outstanding	174,655,638	154,898,476	174,650,995	154,749,196

Basic and diluted loss per common share (note 14)	$(0.02)	$(0.02)	$(0.03)	$(0.04)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Funds (used) provided -

Operating activities

Net loss	$(2,864)	$(2,584)	$(5,788)	$(5,270)
Depreciation of tangible assets	195	196	387	391
Stock-based compensation	169	31	180	63
Accretion expense	56	92	104	183
DSU expense	16	(153)	160	(85)
Lease non-cash expense	-	-	1	1
	(2,428)	(2,418)	(4,956)	(4,717)
Changes in non-cash items related to operations:
Accounts receivable	(108)	166	11	92
Prepaid expenses	(13)	12	(88)	(15)
Investment tax credits receivable	(11)	-	(48)	211
Inventory	(13)	-	(21)	(26)
Security deposits	-	(9)	-	(9)
Accounts payable and accrued liabilities	262	(210)	529	(231)
Deferred revenues	-	(138)	-	(189)
Net change in non-cash items related to operations	117	(179)	383	(167)
Net cash used in operating activities	(2,311)	(2,597)	(4,573)	(4,884)

Financing activities
Issuance of loan	-	-	3,000	3,000
Finance lease payments	(11)	(9)	(20)	(18)
Proceeds from exercise of stock options	2	-	2	-
Net proceeds from convertible notes	-	-	697	-
Transaction costs of convertible notes	-	-	(40)	-
Net cash (used in) provided by financing activities	(9)	(9)	3,639	2,982

Investing activities
Additions to leasehold improvements and equipment	(23)	(42)	(97)	(106)
Redemption of short-term investments	575	-	575	5,719
Acquisition of short-term investments	-	(2,039)	-	(5,739)
Net cash provided by (used in) investing activities	552	(2,081)	478	(126)

Decrease in cash	(1,768)	(4,687)	(456)	(2,028)

Effect of foreign exchange on cash	(274)	48	(276)	58

Cash

Beginning of period	2,520	6,614	1,210	3,945

End of period	$478	$1,975	$478	$1,975

See accompanying notes

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2.    Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of June 30, 2023, the Company had cash and short-term investments totaling approximately $1,252. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

•	Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

2.   Going Concern (Cont'd)
•	Raise funding through debt financing.

•	Continue to seek partners to advance product pipeline.

•	Expand oral film manufacturing activities.

•	Initiate contract oral film manufacturing activities.

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

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
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

4.    Inventory

Inventory as at June 30, 2023 consisted of raw materials in the amount of $83 thousand (2022: $62 thousand).

5. Leasehold Improvements and Equipment

			June 30, 2023	December 31, 2022
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,703	$1,883	$2,820	$2,894
Laboratory and office equipment	1,619	1,184	435	419
Computer equipment	157	132	25	34
Leasehold improvements	3,382	2,414	968	1,078
	$9,861	$5,613	$4,248	$4,425

As at June 30, 2023, no depreciation has been recorded on manufacturing equipment in the amount of $1,754 thousand (2022 - $1,715 thousand) as this equipment is not yet in use.

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$75 thousand ($57 thousand) and $60 thousand, and foreign exchange contracts limited to CAD$425 thousand ($321 thousand).

7. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $8,500,000, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan will mature on January 5, 2024. The interest for the six-month period ended June 30, 2023 amounts to $331,000 (2022: $201,000) and is recorded in financing and interest expense.

The components of the Company's debt are as follows:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

7. Loan Payable
	June 30, 2023 $	December 31, 2022 $

Loan payable to atai	8,500	5,500
Total debt	8,500	5,500

Less: current portion	8,500	-

Total long-term debt	-	5,500

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $126 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2023 amounts to $6,000 (2022: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

June 30, 2023

Face value of the convertible notes	$763
Transaction costs	(126)
Accretion	6
Convertible notes	$643

The interest on the convertible notes for the six-month period ended June 30, 2023 amounts to $21,000 (2022: $Nil) and is recorded in financing and interest expense.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

8.  Convertible Notes (Cont'd)

On August 5, 2021, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $2.1 million principal amount of 8% convertible notes due July 31, 2025. The Notes will bear interest at a rate of 8% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.40 per Share. The Company intends to use the proceeds of the Offering for the Montelukast clinical program. In connection with the Offering, the Company paid to an agent a cash commission of approximately $199,525 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 613,000 common shares at a price of $0.40 per Share until August 4, 2023. On May 8, 2023, the expiry date of these warrants was extended by an additional 12 months to August 4, 2024. The impact of the modification on the financial statements was insignificant.

Management has determined the value of the agents' warrants to be $164,000.

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2023 amounts to $48,000 (2022: $41,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	June 30, 2023	December 31, 2022

Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	167	119
Convertible notes	$1,865	$1,817

The interest on the convertible notes for the six-month period ended June 30, 2023 amounts to $84,000 (2022: $84,000) and is recorded in financing and interest expense.

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
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

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

The components of the convertible notes subsequent to the amendments are as follows:

	June 30, 2023	December 31, 2022

Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	69	52
Convertible notes	$949	$932

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2023 amounts to $17,000 (2022: $15,000).

The interest on the convertible notes for the six-month period ended June 30, 2023 amounts to $40,000 and is recorded in financing and interest expense (2022: $40,000).

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
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the six-month period ended June 30, 2022 amounts to $33,000 (2022: $29,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	June 30, 2023	December 31, 2022

Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	158	126
Convertible note	1,555	$1,523

The interest on the convertible notes for the six-month period ended June 30, 2023 amounts to $66,000 (2022: $66,000) and is recorded in financing and interest expense.

9. Capital Stock

	June 30, 2023	December 31, 2022
Authorized -
450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
174,658,096 (December 31, 2022 -174,646,196) common shares	$1	$1

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital

Stock options

On April 13, 2023, 4,750,000 options to purchase common stock were granted to an Officer under the 2022 Stock Option Plan. The options have an exercise price of $0.17. The options granted vest over a period of 2 years at a rate of 20% every 6 months starting July 1, 2023 and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $589 thousand.

On April 4, 2023, 1,000,000 options to purchase common stock were granted to an Officer under the 2022 Stock Option Plan. The options have an exercise price of $0.19. 50% of the options granted vest in 12 months from the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $62 thousand. The remaining 50% of the options vest upon the achievement of a specific performance target. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $64 thousand. The options expire 10 years after the grant date.

On April 4, 2023, 100,000 options to purchase common stock were granted to an Officer under the 2022 Stock Option Plan. The options have an exercise price of $0.19. 50% of the options granted vest over a period of 2 years at a rate of 25% every six months. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $6 thousand. The remaining 50% of the options vest upon the achievement of a specific performance target. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $12 thousand. The options expire 10 years after the grant date.

On April 4, 2023, 50,000 options to purchase common stock were granted to an Officer under the 2022 Stock Option Plan. The options have an exercise price of $0.19. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $6 thousand.

On April 4, 2023, 275,000 options to purchase common stock were granted to employees under the 2022 Stock Option Plan. The options have an exercise price of $0.19. The options granted vest over a period of 4 years at a rate of 25% every twelve months and expire 10 years after the grant date. These options may have accelerated vesting if specific market conditions are met. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the options will immediately vest and become exercisable. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $36 thousand.

On January 29, 2023, 310,000 options to purchase common stock were granted to employees under the 2022 Stock Option Plan. The options have an exercise price of $0.24. The options granted vest over a period of 4 years at a rate of 25% every twelve months and expire 10 years after the grant date. These options may have accelerated vesting if specific market conditions are met. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the options will immediately vest and become exercisable. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $55 thousand.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

10. Additional Paid-In Capital (Cont'd)

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

During the six-month period ended June 30, 2023, a total of 11,900 stock options were exercised for 11,900 common shares having a par value of $0 in aggregate, for cash consideration of $2 thousand, resulting in an increase in additional paid-in capital of $2 thousand.

No stock options were exercised during the six-month period ended June 30, 2022.

Compensation expenses for stock-based compensation of $173 thousand and $63 thousand were recorded during the six-month periods ended June 30, 2023 and 2022, respectively. An amount of $167 thousand (2022 - $57 thousand) expensed in the six-month period ended June 30, 2023 relates to stock options granted to employees and an amount of $6 (2022 - $6 thousand) relates to stock options granted to consultants. As at June 30, 2023, the Company has $691 thousand (2022 - $83 thousand) of unrecognized stock-based compensation.

Warrants

No warrants were exercised during the six-month periods ended June 30, 2023 and 2022.

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

Performance and Restricted Share Units ("PRSUs")

During the six-month period ended June 30, 2023, the Company granted 400,000 Performance Restricted Share Units to certain employees, which vest if certain market conditions are met. The PRSUs vest based on the achievement of specified market conditions over a performance period of 3 years. The PRSUs expire 3 years after the grant date. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the PRSUs will vest and become payable in shares of the Company's common stock.

The PRSUs were accounted for at their fair value, as determined by the Binomial Lattice valuation model, of approximately $23 thousand. As at June 30, 2023, an amount of $3 thousand has been recognized as stock-based compensation in general and administrative expenses.

On April 4, 2023, 100,000 rewards have been issued under the RSU Plan having a fair value of $18 thousand, accordingly an amount of $4 thousand has been recognized as stock-based compensation in general and administrative expenses. The RSUs expire 3 years after the grant date.

No PRSUs or RSUs were granted during the six-month period ended June 30, 2022.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

11. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	June 30, 2023	June 30, 2022

Research and development agreements	$272	$595
Royalties on product sales	23	40
	$295	$635

The following table presents our revenues disaggregated by timing of recognition:

	June 30, 2023	June 30, 2022
(in U.S. $ thousands)
Product and services transferred at point in time	$23	$189
Products and services transferred over time	272	446
	$295	$635

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	June 30, 2023	June 30, 2022

Europe	$290	461
United States	-	149
Canada	5	25
	$295	$635

Remaining performance obligations

As at June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,487 representing research and development agreements. The Company is also eligible to receive up to $2,555 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

12. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the six-month period ended June 30, 2023 included in general and administrative expenses is $130 thousand. The cash outflows from operating leases for the six-month period ended June 30, 2023 was $129 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at June 30, 2023 were 2.7 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at June 30, 2023 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2023	134
2024	273
2025	273
2026	45
Total undiscounted lease payments	725
Less: Interest	146
Present value of lease liabilities	$579

Current portion of operating lease liability	$246
Operating lease liability	$333
Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the six-month period ended June 30, 2023 was $20 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at June 30, 2023 were 1.7 years and 7.70%, respectively.

The following table reconciles the undiscounted cash flows for the finance leases as at June 30, 2023 to the finance lease liabilities recorded on the balance sheet:

IntelGenx Technologies Corp.

Notes to Consolidated Interim Financial Statements
June 30, 2023 (Expressed in U.S. Funds) (Unaudited)

12. Leases (Cont'd)
Finance Leases

2023	29
2024	55
2025	12
Total undiscounted lease payments	96
Less: Interest	7
Present value of lease liabilities	$89

Current portion of finance lease liability	$52
Finance lease liability	$37

13.  Related Party Transactions

Included in management salaries are $101 thousand (2022 - $32 thousand) for options, PRSUs and RSUs granted to key management personnel under the 2022 Stock Option Plan. The Company considers its Chief Executive Officer, President and Chief Financial Officer, and Vice-Presidents to be key management personnel.

Also included in general and administrative expense for the six-month period ended June 30, 2023 are director fees of $132 thousand (2022 - $110 thousand) and DSU expense of $160 thousand (2022: DSU recovery of $85 thousand).

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

15.  Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $321,000 (including interest and penalties of $34,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $287,000 and net earnings would decrease by $287,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the six-month periods ended June 30, 2023 and 2022.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2022. In preparing this MD&A, we have taken into account information available to us up to August 14, 2023, the date of this MD&A, unless otherwise indicated.

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

We have established a state-of-the-art manufacturing facility with the intent to manufacture all of our VersaFilm™ products in-house as we believe that this:

• represents a profitable business opportunity;

• will reduce our dependency upon third-party contract manufacturers, thereby protecting our manufacturing process know-how and intellectual property; and

• allows us to offer our clients and development partners a full service from product conception through to supply of the finished product.

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

• pleasant taste; and

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

On April 27, 2023, the Company announced that it received conditional approval from the Toronto Stock Exchange to extend the expiry date of warrants originally issued to Cantone Research Inc. on August 5, 2021. The 613,000 Broker Warrants are exercisable for shares of common stock of the Company at a price of US$0.40 per Share and are set to expire on August 4, 2023. Effective May 8, 2023, the expiry date of such Broker Warrants was extended by an additional 12 months to August 4, 2024. All other terms of the Broker Warrants, including the exercise price, remain unchanged.  The Company and Cantone Research Inc. are dealing at arm's length.

On May 17, 2023, the Company announced that it received an amended Drug Establishment License ("DEL") from Health Canada, allowing the Company to conduct third-party testing.  Analytical testing of finished products and intermediates is a significantly underserved market, which IntelGenx has decided to tap into. The Company views this as an attractive opportunity for short-term revenue generation. The amended DEL license could be of particular importance due to IntelGenx's possession of a controlled substance license. This allows IntelGenx to access a broader market for testing services, further increasing its market penetration and revenue opportunities.

On May 31, 2023, the Company announced that it is executing a plan focused on near-term revenue generation. The core of IntelGenx's strategy to drive additional revenue in the short-term is centered on three key objectives:

• Continue to Expand our Core CDMO Business: Earlier in May, IntelGenx received an amended Drug Establishment License from Health Canada, allowing the Company to further expand its CDMO business to include a third-party testing services. IntelGenx's business development team is currently in negotiations to provide these and other services to both end-to-end CDMO services clients as well as on a stand-alone project basis to key players in the Canadian and U.S. markets.

• Take Next Steps to Commercialize VetaFilm®: As players in the global veterinary health space have increasingly recognized the numerous clinical advantages of administering drugs to companion animals via IntelGenx's VetaFilm® platform, such as overcoming dose acceptance and compliance issues, avoiding potential mucosal damage associated with 'dry-pilling', and potentially decreasing the overall amount of drug required, the Company anticipates entering into one or more commercial partnership agreements for the technology before the end of 2023.

• Support Commercial Launch of RIZAFILM®1 in the United States and Continued Commercialization of RIZAPORT® in Spain: The U.S. Food and Drug Administration's ("FDA") recent approval of RIZAFILM® (U.S. market name for RIZAPORT®) for the treatment of acute migraine marked the achievement of a major milestone for the Company, as it was its first FDA approval for an oral film product based on IntelGenx's proprietary VersaFilm® technology, which was fully developed and manufactured in-house at its Montreal facility. Gensco Pharma®, IntelGenx's commercial partner for RIZAFILM® in the U.S., is targeting the manufacturing of validation batches, which would be the first saleable product, for later in 2023, followed by full commercialization in early 2024. The Company is also continuing to work with Exeltis Healthcare S.L., its commercialization partner in the European Union for RIZAPORT®, to expand sales in Spain.

Subsequent to the end of the period, on July 21, 2023, the Company announced the resignation of Mr. J. Bernard (Bernie) Boudreau from the Board of Directors (the "Board") of the Company. Mr. Boudreau was a Director of the Company since 2006 and the Vice Chairman since 2014. He was also the Chair of the Corporate Governance and Nomination Committee.

Subsequent to the end of the period, on July 25, 2023, the Company announced the execution of a Research Grant Agreement with Karolinska University Hospital and that the manufacturing of both active and placebo films is underway in preparation for a planned multicentre, randomized, double-blind, placebo-controlled clinical study (the "Study") to investigate the use of IntelGenx's Montelukast VersaFilm® for the treatment of Parkinson's Disease ("PD").

The Study will be conducted at the Karolinska University Hospital under IntelGenx's previously announced research collaboration with Per Svenningsson, MD, PhD, who will serve as the Study's Principal Investigator. Dr. Svenningsson - a Professor of Clinical Neuroscience who investigates the pathogenic mechanisms of PD - previously conducted a clinical study utilizing the tablet form of Montelukast for the treatment of PD, where 2 tablets of 10 mg Montelukast were administered twice daily, for a total daily dose of 40 mg.  Prof. Svenningsson will sponsor the study through a 20 million Swedish Crowns grant (approx. $2 million USD) awarded by the Swedish Research Council, Sweden's largest governmental research funding body.

Upon completion of the Study, IntelGenx will have the option to acquire the developed intellectual property rights and study data for a predetermined low five-digit amount and use the findings to further develop its Montelukast VersaFilm® program for PD treatment.

Subsequent to the end of the period, on August 01, 2023, the Company announced the completion of patient enrollment in the ongoing Montelukast VersaFilm® Phase 2a ("BUENA") clinical trial in patients with mild to moderate Alzheimer's Disease.

The Company successfully enrolled 52 patients in the study, 18 fewer than initially planned, in a study design modification that received a No Objection Letter ("NOL") from Health Canada. The NOL provided authorization to proceed with the study changes. IntelGenx, in consultation with its statistical consultant, Cogstate Ltd., determined that adjusting the p-value (which determines whether a drug effect exists) to p<0.1 will provide a basis for determining the extent to which effect sizes (the size of the drug effect) of 0.6 or greater (0.5 to <0.8 are considered 'medium' effect sizes, while 0.8 or greater are considered 'large' effect sizes1) are statistically significant.

GlobalData recently reported that the AD market is expected to reach $13.7 billion in 2030 across the eight major markets (U.S., France, Germany, Italy, Spain, U.K., Japan, and China), representing a compound annual growth rate of 20.0% from $2.2 billion in 2020. The expansion is primarily attributed to the significant unmet needs posed by AD, combined with the introduction of new therapies, including the recently approved Leqembi and donanemab, which is expected to be approved by year-end.

Subsequent to the end of the period, on August 10, 2023, the Company announced its first agreement for CDMO packaging service, expected to generate approximately $9 million in revenue over three years. The Company has entered into a binding term sheet agreement for the packaging of a pharmaceutical oral film product that its undisclosed CDMO customer is planning to commercialize in the United States. IntelGenx will package (film in pouch) the product at its cGMP manufacturing facility in Montreal.

Subject to satisfaction of remaining conditions, the parties will endeavor to enter into a definitive agreement as soon as is practicable.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the six-month period ended June 30, 2023 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $2,379 primarily due to the fluctuations in the rates used to prepare our financial statements, $145 of which negatively impacted our comprehensive loss for the six-month period ended June 30, 2023. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period ended November 30		Six-month period ended November 30
	ended June 30,		ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Comprehensive loss	(3,013)	(3,246)	(5,933)	(6,264)
Add (deduct):
Depreciation	195	196	387	391
Finance costs	346	400	665	777
Finance income	(13)	-	(27)	(1)
Share-based compensation	169	31	180	63
Other comprehensive loss	149	662	145	994

Adjusted EBITDA Loss	(2,167)	(1,957)	(4,583)	(4,040)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) increased by $210 for the three-month period ended June 30, 2023 to ($2,167) compared to ($1,957) for the three-month period ended June 30, 2022. The increase in Adjusted EBITDA (Loss) of $210 for the three-month period ended June 30, 2023 is mainly attributable to a decrease in revenues of $265 and an increase in R&D expenses of $29 before consideration of stock-based compensation, offset by decreases in SG&A expenses of $44 before consideration of stock-based compensation and Manufacturing expenses of $40 before consideration of stock-based compensation expense.

Adjusted EBITDA (Loss) increased by $543 for the six-month period ended June 30, 2023 to ($4,583) compared to ($4,040) for the six-month period ended June 30, 2022. The increase in Adjusted EBITDA (Loss) of $543 for the six-month period ended June 30, 2023 is mainly attributable to a decrease in revenues of $340 and increases in SG&A expenses of $179 before consideration of stock-based compensation and R&D expenses of $56 before consideration of stock-based compensation, offset by a decrease in Manufacturing expenses of $32 before consideration of stock-based compensation expense.

Results of operations for the three-month and six-month periods ended June 30, 2023 compared with the three-month and six-month periods ended June 30, 2022.

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Revenue	$133	$398	$295	635
Research and Development Expenses	814	787	1,636	1,585
Manufacturing expenses	437	482	909	952
Selling, General and Administrative Expenses	1,218	1,117	2,513	2,201
Depreciation of tangible assets	195	196	387	391
Operating loss	(2,531)	(2,184)	(5,150)	(4,494)
Net loss	(2,864)	(2,584)	(5,788)	(5,270)
Comprehensive loss	(3,013)	(3,246)	(5,933)	(6,264)

Revenue

Total revenues for the three-month period ended June 30, 2023 amounted to $133, representing a decrease of $265 or 67% compared to $398 for the three-month period ended June 30, 2022.  Total revenues for the six-month period ended June 30, 2023 amounted to $295, representing a decrease of $340 or 54% compared to $635 for the six-month period ended June 30, 2022.  The decrease for the three-month period ended June 30, 2023 compared to the last year's corresponding period is mainly attributable to decreases in R&D revenues of $260 and Royalties on Product Sales of $5. The decrease for the six-month period ended June 30, 2023 compared to the last year's corresponding period is mainly attributable to decreases in R&D Revenues of $323 and Royalties on Product Sales of $17.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended June 30, 2023 amounted to $814, representing an increase of $27 or 3%, compared to $787 for the three-month period ended June 30, 2022. R&D expenses for the six-month period ended June 30, 2023 amounted to $1,636, representing an increase of $51 or 3%, compared to $1,585 for the six-month period ended June 30, 2022.

The increase in R&D expenses for the three-month period ended June 30, 2023 is mainly attributable to increases in study costs of $64 and the allocation of the 20% credit of $19 as per the strategic development agreement with atai, offset by decreases in analytical costs of $29, lab supplies of $14, patent expenses of $6 and an increase in R&D estimated tax credits of $7. The increase in R&D expenses for the six-month period ended June 30, 2023 is mainly attributable to increases in the allocation of the 20% credit of $34 as per the strategic development agreement with atai, study costs of $24, patent expenses of $20 and lab supplies of $5, offset by a decrease in analytical costs of $28 and an increase in R&D estimated tax credits of $4.

In the three-month period ended June 30, 2023 we recorded estimated Research and Development Tax Credits of $7, compared with $Nil that was recorded in the same period of the previous year. In the six-month period ended June 30, 2023 we recorded estimated Research and Development Tax Credits of $44, compared with $39 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended June 30, 2023 amounted to $437, representing a decrease of $45 or 9%, compared to $482 for the three-month period ended June 30, 2022. Manufacturing expenses for the six-month period ended June 30, 2023 amounted to $909 representing a decrease of $43 or 5%, compared to $952 for the six-month period ended June 30, 2022.

The decrease in Manufacturing expenses for the three-month period ended June 30, 2023 is mainly attributable to decreases in salary expenses of $45 due to employee departures, supplies and consumables of $19, and quality expenses of $10, offset by an increase in repairs and maintenance of $29. The decrease in Manufacturing expenses for the six-month period ended June 30, 2023 is mainly attributable to decreases in salary expenses of $92 due to employee departures, quality expenses of $16, and repairs and maintenance of $5, offset by increases in storage fees of $38 and supplies and consumables of $32.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended June 30, 2023 amounted to $1,218, representing an increase of $101 or 9%, compared to $1,117 for the three-month period ended June 30, 2022. SG&A expenses for the six-month period ended June 30, 2023 amounted to $2,513 representing an increase of $312 or 14%, compared to $2,201 for the six-month period ended June 30, 2022.

The increase in SG&A expenses for the three-month period ended June 30, 2023 is mainly attributable to increases in salary and compensation expenses of $405 (mainly attributable to the revaluation of previously issued DSUs of $169, stock-based compensation expense of $145 and hiring of new officers), investor relations expenses of $48, insurance expenses of $36 and leasehold expenses of $5, offset by the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $345 and a decrease in professional fees of $56. The increase in SG&A expenses for the six-month period ended June 30, 2023 is mainly attributable to increases in salary and compensation expenses of $613 (mainly attributable to the issuance of new DSUs and revaluation of previously issued DSUs of $245, stock-based compensation expense of $133,  and hiring of new officers), investor relations expenses of $74, and insurance expense of $69, offset by the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $315 and a decrease in professional fees of $129.

Depreciation of tangible assets

In the three-month period ended June 30, 2023 we recorded an expense of $195 for the depreciation of tangible assets, compared with an expense of $196 for the same period of the previous year.  In the six-month period ended June 30, 2023 we recorded an expense of $387 for the depreciation of tangible assets, compared with an expense of $391 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended June 30, 2023 amounted to $169 compared to $31 for the three-month period ended June 30, 2022. Share-based compensation warrants and share-based payments expense for the six-month period ended June 30, 2023 amounted to $180 compared to $63 for the six-month period ended June 30, 2022.

We expensed approximately $166 in the three-month period ended June 30, 2023 for options granted to our employees and $3 for options granted to a consultant, compared with $28 and $3, respectively that was expensed in the same period of the previous year.

We expensed approximately $174 in the six-month period ended June 30, 2023 for options granted to our employees and $6 for options granted to a consultant, compared with $57 and $6, respectively that was expensed in the same period of the previous year.

There remains approximately $691 in stock-based compensation to be expensed in fiscal 2023 through 2027 of which $6 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	June 30, 2023	December 31, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current assets	$2,664	$3,788	$(1,124)	(30%)
Leasehold improvements and equipment, net	4,248	4,425	(177)	(4%)
Security deposits	250	245	5	2%
Operating lease right-of-use asset	662	732	(70)	(10%)
Current liabilities	11,597	2,374	9,223	389%
Long-term debt	-	5,500	(5,500)	(100%)
Convertible notes	5,012	4,272	740	17%
Operating lease liability	333	425	(92)	(22%)
Finance lease liability	37	42	(5)	(12%)
Capital Stock	1	1	0	0%
Additional paid-in-capital	67,541	67,340	201	0.30%

Going concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of June 30, 2023, the Company had cash and short-term investments totaling approximately $1,252. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

• Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

• Raise funding through debt financing.

• Continue to seek partners to advance product pipeline.

• Expand oral film manufacturing activities.

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

Current assets

Current assets totaled $2,664 as at June 30, 2023 compared with $3,788 as at December 31, 2022. The decrease of $1,124 is mainly attributable to decreases in cash of $732, short-term investments of $543, and accounts receivable of $11, offset by increases in prepaid expenses of $88, investment tax credits receivable of $48, security deposits of $5, and inventory of $21.

Cash

Cash totaled $478 as at June 30, 2023 representing a decrease of $732 compared with the balance of $1,210 as at December 31, 2022. The decrease in cash on hand relates to net cash used in operating activities of $4,573, offset by net cash provided by financing activities of $3,639, net cash provided by investing activities of $478, and a negative foreign exchange effect of $276.

Accounts receivable

Accounts receivable totaled $698 as at June 30, 2023 representing a decrease of $11 compared with the balance of $709 as at December 31, 2022. The main reason for the decrease is the collection in the six-month period ended June 30, 2023 of revenues accounted for as at December 31, 2022 offset by revenues accounted for as at June 30, 2023.

Prepaid expenses

As at June 30, 2023 prepaid expenses totaled $225 compared with $137 as of December 31, 2022. The increase may be explained by advance payments made in the six-month period ended June 30, 2023.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $207 as at June 30, 2023 compared with $159 as at December 31, 2022. The increase is attributable to the accrual estimated and recorded for the first six months of 2023.

Leasehold improvements and equipment

As at June 30, 2023, the net book value of leasehold improvements and equipment amounted to $4,248, compared to $4,425 at December 31, 2022. In the six-month period ended June 30, 2023 additions to assets totaled $97 and mainly comprised of $47 for lab equipment, $39 for leasehold improvements, $9 for manufacturing equipment and $2 for computer equipment, and variation of foreign exchange fluctuation, offset by depreciation expense of $387.

Security deposit

A security deposit in the amount of CA$300 ($226) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at June 30, 2023.  Security deposits in the amount of CA$26 ($20) for utilities and CA$5 ($4) for Cannabis license were also recorded as at June 30, 2023.  Security deposit in the amount of CA$263 ($199) for Company credit cards was also recorded as at June 30, 2023 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,799 as at June 30, 2023 compared with $2,102 as at December 31, 2022.  The increase is attributable to an increase in trade payable for R&D and Manufacturing costs incurred and an increase in the accrual recorded for DSUs granted to directors.

Loan payable

Loan payable totaled $8,500 as at June 30, 2023 compared with $5,500 as at December 31, 2022.  atai has granted the Company a secured loan in the amount of $8,500, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan will mature on January 5, 2024. The interest for the six-month period ended June 30, 2023 amounts to $331 and is recorded in financing and interest expense ($201 in 2022).

Convertible notes

Convertible notes totaled $5,012 as at June 30, 2023 as compared to $4,272 as at December 31, 2022. The convertible notes have been recorded as a liability.  The accretion expense for the period ended June 30, 2023 amounts to $104 ($85 in 2022).  The interest on the convertible notes as at June 30, 2023 amounts to $211 ($154 in 2022) and is recorded in Financing and interest expense.

Shareholders' equity

As at June 30, 2023, we had accumulated a deficit of $74,318 compared with an accumulated deficit of $68,530 as at December 31, 2022. Total assets amounted to $7,824 and shareholders' deficit totaled $9,155 as at June 30, 2023, compared with total assets and shareholders' deficit of $9,190 and $3,423 respectively, as at December 31, 2022.

Capital stock

As at June 30, 2023 capital stock amounted to $1.746 (December 31, 2022: $1.746). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $67,541 as at June 30, 2023, as compared to $67,340 as at December 31, 2022. Additional paid in capital increased by $201 from which $19 was the value of the Agents' warrants in connection with the March 2023 private placement, $180 was from stock-based compensation attributable to the amortization of stock options granted to employees and $2 was from stock options exercised.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	June 30, 2023	June 30, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Operating Activities	$(4,573)	$(4,884)	$311	(6%)
Financing Activities	3,639	2,982	657	22%
Investing Activities	478	(126)	604	(479%)
Cash - end of period	478	1,975	(1,497)	(76%)

Statement of cash flows

Net cash used in operating activities was $4,573 for the six-month period ended June 30, 2023, compared to $4,884 for the six-month period ended June 30, 2022. For the six-month period ended June 30, 2023, net cash used by operating activities consisted of a net loss of $5,788 (2022: $5,270) before depreciation, accretion expense, stock-based compensation, DSU expense, and lease non-cash expense in the amount of $832 (2022: $553) and an increase in non-cash operating elements of working capital of $383 (2022: decrease of $167).

The net cash provided by financing activities was $3,639 for the six-month period ended June 30, 2023, compared to $2,982 for the same period of 2022. For the six-month period ended June 30, 2023, an amount of $3,000 derives from the issuance of a loan, an amount of $697 derives from net proceeds from convertible notes, and an amount of $2 derives from the proceeds from exercise of stock options, offset by transaction costs of convertible notes of $40 and finance lease payments of $20. For the six-month period ended June 30, 2022, an amount of $3,000 derives from issuance of a loan, offset by finance lease payments for an amount of $18.

Net cash provided by investing activities amounted to $478 for the six-month period ended June 30, 2023, compared to net cash used in investing activities of $126 for the six-month period ended June 30, 2022. The net cash provided by investing activities for the six-month period ended June 30, 2023 relates to the redemption of short-term investments of $575, offset by the purchase of fixed assets of $97. The net cash used in investing activities for the six-month period ended June 30, 2022 relates to the acquisition of short-term investments of $5,739 and the purchase of fixed assets of $106, offset by the redemption of short-term investments of $5,719.

The balance of cash as at June 30, 2023 amounted to $478, compared to $1,975 as at June 30, 2022.

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

INTELGENX TECHNOLOGIES CORP.

Date: August 14, 2023	By:	/s/ Dwight Gorham
Dwight Gorham
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Andre Godin
Andre Godin
Principal Accounting Officer