Form 10-Q
period 2023-09-30
IntelGenx Technologies Corp.
filed 2023-11-09
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

174,658,097 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of November 9, 2023.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Interim Financial Statements

September 30, 2023

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	September 30, 2023	December 31, 2022

Assets

Current

Cash	$1,904	$1,210
Short-term investments	173	1,317
Accounts receivable	606	709
Prepaid expenses	282	137
Investment tax credits receivable	91	159
Security deposits	74	194
Inventory (note 4)	81	62

Total current assets	3,211	3,788

Leasehold improvements and equipment, net (note 5)	3,976	4,425

Security deposits	245	245

Operating lease right-of-use-asset	681	732

Total assets	$8,113	$9,190

Liabilities

Current

Accounts payable and accrued liabilities	3,193	2,102
Current portion of operating lease liability (note 12)	243	236
Current portion of finance lease liability (note 12)	89	36
Deferred revenue	291	-
Total current liabilities	3,816	2,374

Long-term debt (note 7)	8,500	5,500

Convertible notes (note 8)	6,371	4,272

Operating lease liability (note 12)	275	425

Finance lease liability (note 12)	57	42

Total liabilities	19,019	12,613

Contingencies (note 15)

Shareholders' deficit

Capital stock, common shares, $0.00001 par value; 450,000,000 shares authorized; 174,658,096 shares issued and outstanding (2022: 174,646,196 common shares) (note 9)	1	1

Additional paid-in capital (note 10)	68,337	67,340

Accumulated deficit	(77,077)	(68,530)

Accumulated other comprehensive loss	(2,167)	(2,234)

Total shareholders' deficit	(10,906)	(3,423)

	$8,113	$9,190

See accompanying notes

Approved on Behalf of the Board:

/s Bernd J. Melchers Director	/s/ Horst G. Zerbe Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Equity

For the Period Ended September 30, 2023

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2022	174,646,196	$1	$67,340	$(68,530)	$(2,234)	$(3,423)

Other comprehensive income	-	-	-	-	67	67

Issuance of warrants to atai Life Sciences (net of transaction costs of $82) (note 8)	-	-	693	-	-	693

Stock options exercised (note 10)	11,900	-	2	-	-	2

Agents' warrants issued (note 8)	-	-	19	-	-	19

Stock-based compensation (note 10)	-	-	283	-	-	283

Net loss for the period	-	-	-	(8,547)	-	(8,547)

Balance - September 30, 2023	174,658,096	$1	$68,337	$(77,077)	$(2,167)	$(10,906)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Revenues (note 11)	$318	$142	$613	$777

Total revenues	318	142	613	777

Expenses
Research and development expense	867	704	2,503	2,289
Manufacturing expenses	283	429	1,192	1,381
Selling, general and administrative expense	1,338	1,204	3,851	3,405
Depreciation of tangible assets	200	196	587	587

Total expenses	2,688	2,533	8,133	7,662

Operating loss	(2,370)	(2,391)	(7,520)	(6,885)

Finance and interest income	1	1	28	2

Financing and interest expense	(390)	(286)	(1,055)	(1,063)

Net financing and interest expense	(389)	(285)	(1,027)	(1,061)

Net loss	(2,759)	(2,676)	(8,547)	(7,946)

Other comprehensive income (loss)

Foreign currency translation	213	27	36	55

Change in fair value	(1)	(326)	31	(1,348)

	212	(299)	67	(1,293)

Comprehensive loss	$(2,547)	$(2,975)	$(8,480)	$(9,239)

Basic and diluted weighted average number of shares outstanding	174,658,096	174,621,253	174,653,388	161,446,007

Basic and diluted loss per common share (note 14)	$(0.01)	$(0.02)	$(0.05)	$(0.06)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Funds (used) provided -

Operating activities
Net loss	$(2,759)	$(2,676)	$(8,547)	$(7,946)
Depreciation of tangible assets	200	196	587	587
Stock-based compensation	103	31	283	94
Accretion expense	65	43	169	226
DSU expense	(103)	(58)	57	(143)
Interest paid by issuance of common shares	-	171	-	171
Lease non-cash expense	-	1	1	2
	(2,494)	(2,292)	(7,450)	(7,009)
Changes in non-cash items related to operations:
Accounts receivable	92	(1)	103	91
Prepaid expenses	(57)	8	(145)	(7)
Investment tax credits receivable	116	132	68	343
Inventory	2	8	(19)	(18)
Security deposits	120	-	120	(9)
Accounts payable and accrued liabilities	504	66	1,033	(165)
Deferred revenues	291	-	291	(189)
Net change in non-cash items related to operations	1,068	213	1,451	46
Net cash used in operating activities	(1,426)	(2,079)	(5,999)	(6,963)

Financing activities
Issuance of loan	-	-	3,000	3,000
Finance lease payments	(16)	(7)	(36)	(25)
Proceeds from atai private placement	2,220	-	2,220	-
Transactions costs of atai private placement	(234)	-	(234)	-
Proceeds from exercise of stock options	-	-	2	-
Net proceeds from convertible notes	-	-	697	-
Transaction costs of convertible notes	-	-	(40)	-
Net cash provided by (used in) financing activities	1,970	(7)	5,609	2,975

Investing activities
Additions to leasehold improvements and equipment	(20)	(141)	(117)	(247)
Redemption of short-term investments	600	1,500	1,175	7,219
Acquisition of short-term investments	-	-	-	(5,739)
Net cash provided by investing activities	580	1,359	1,058	1,233

Increase (decrease) in cash	1,124	(727)	668	(2,755)

Effect of foreign exchange on cash	302	250	26	308

Cash

Beginning of period	478	1,975	1,210	3,945

End of period	$1,904	$1,498	$1,904	$1,498

See accompanying notes

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of September 30, 2023, the Company had cash and short-term investments totaling approximately $2,077. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

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

4. Inventory

Inventory as at September 30, 2023 consisted of raw materials in the amount of $81 thousand (2022: $62 thousand).

5. Leasehold Improvements and Equipment

			September 30, 2023	December 31, 2022
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,606	$1,917	$2,689	$2,894
Laboratory and office equipment	1,585	1,191	394	419
Computer equipment	155	124	31	34
Leasehold improvements	3,312	2,450	862	1,078
	$9,658	$5,682	$3,976	$4,425

As at September 30, 2023, no depreciation has been recorded on manufacturing equipment in the amount of $1,718 thousand (2022 - $1,715 thousand) as this equipment is not yet in use.

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$50 thousand ($37 thousand) and $30 thousand, and foreign exchange contracts limited to CAD$425 thousand ($314 thousand).

7. Loan Payable

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $8,500,000, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

On August 31, 2023, the Company entered into an amending agreement (the "Amending Agreement") in respect of the amended and restated loan agreement dated as of September 14, 2021 (the "Loan Agreement") between the Company, as borrower, and atai, as lender pursuant to which, among other things, the maturity date of the Loan Agreement was extended from January 5, 2024 to January 5, 2025, and the Company granted additional security to atai over any non-licensed intellectual property of the Company (the "Loan Amendment"). The transaction is accounted for as a modification. The impact of the modification on the financial statements was insignificant.

7. Loan Payable (Cont'd)

On September 30, 2023, the Company and atai also agreed, subject to obtaining TSX and Shareholder approvals, to enter into a second amendment to the Loan Agreement (the "Second Amendment") to provide, among other things, for the ability for atai to convert the principal and accrued interest outstanding under the Loan Agreement into Shares.

The interest for the nine-month period ended September 30, 2023 amounts to $501,000 (2022: $311,000) and is recorded in financing and interest expense.

The components of the Company's debt are as follows:

	September 30, 2023 $	December 31, 2022 $

Loan payable to atai	8,500	5,500
Total debt	8,500	5,500

Less: current portion	-	-

Total long-term debt	8,500	5,500

8.  Convertible Notes

On August 31, 2023 the Company announced the closing of the first tranche of a non-brokered private placement (the "Offering") of units ("Units") from atai for aggregate gross proceeds of approximately US$3 million, including US$750,000 to be received by the Company pursuant to the Subsequent atai Subscription (as defined below) once the Shareholder Approvals (as defined below) have been obtained.

Pursuant to the Offering, (i) United States subscribers can subscribe for Units (the "US Units") at a price of US$1,000 per US Unit, each US Unit being comprised of a US$1,000 principal amount convertible promissory note (the "US Notes") and 5,405 common stock purchase warrants (the "US Warrants").

The US Notes are convertible into shares of common stock of the Company (the "Shares") at the option of the holder at a price of US$0.185 (the "US Conversion Price"), at anytime from the date that is six (6) months following their issuance up to and including August 31, 2026, and bear interest at 12% per annum, payable quarterly, in arrears, with first payment due September 30, 2023 and every 3 months thereafter. The US Warrants entitle the holders thereof to purchase Shares at a price of US$0.26 per Share, for a period of 3 years following their issuance.

atai, a significant shareholder and partner of the Company, subscribed for 2,220 US Units for aggregate gross proceeds to the Company of US$2,220,000 (the "Initial atai Proceeds"). In addition, atai committed to subscribe for an additional 750 US Units for additional aggregate proceeds to the Company of US$750,000 (collectively with the Initial atai Proceeds, the "atai Proceeds") on the same terms (the "Subsequent atai Subscription"), subject to the Company obtaining the Shareholder Approvals.

8. Convertible Notes (Cont'd)

On September 30, 2023, the Company and atai agreed, subject to obtaining TSX approval and the Shareholder Approvals, to enter into an amendment (the "Subscription Agreement Amendment") to the subscription agreement entered into by and between the Company and atai in connection with the Offering to provide atai with the right (the "Call Option") to purchase up to an additional 7,401 US Units (the "Call Option Units") at any time prior to August 31, 2026. The Call Option Units, to the extent atai exercises the Call Option in whole or in part, will be issued on the same terms as the US Units, including with respect to the US Conversion Price, maturity date, interest rate and the number of warrants issued in connection therewith. The Subscription Agreement Amendment will provide that the issuance of any Call Option Units will result in a corresponding reduction in atai's remaining purchase right pursuant to the amended and restated securities purchase agreement dated May 14, 2021, which such right to be reduced by the number of Shares issuable upon the conversion of the principal amount outstanding under such issued Call Option Units.

IntelGenx intends to use the proceeds of the Offering to fund the Company's wholly-owned Canadian subsidiary, continuing formulation and development efforts related to ongoing collaborations between IGXT and atai as well as working capital and expenses related to the Offering.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds
Convertible notes	$1,445	$152	$1,293
Warrants	775	82	693
	$2,200	$234	$1,986

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $152 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2023 amounts to $9,000 (2022: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

September 30, 2023

Attributed value of net proceeds to convertible notes	$1,293
Accretion	9
Convertible notes	$1,302

The interest on the convertible notes for the nine-month period ended September 30, 2023 amounts to $22 thousand (2022: $Nil) and is recorded in financing and interest expense.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component. Management has determined the value attributed to the warrants to be issued upon shareholder approval is $693, resulting in an increase in additional paid-in-capital of $693.

8. Convertible Notes (Cont'd)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $126 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2023 amounts to $13,000 (2022: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

September 30, 2023

Face value of the convertible notes	$763
Transaction costs	(126)
Accretion	13
Convertible notes	$650

The interest on the convertible notes for the nine-month period ended September 30, 2023 amounts to $40,000 (2022: $Nil) and is recorded in financing and interest expense.

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the nine-month period September 30, 2023 amounts to $72,000 (2022: $63,000). The warrants have been recorded as equity.

8. Convertible Notes (Cont'd)

The components of the convertible notes are as follows:

	September 30, 2023	December 31, 2022

Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	191	119
Convertible notes	$1,889	$1,817

The interest on the convertible notes for the nine-month period ended September 30, 2023 amounts to $126,000 (2022: $126,000) and is recorded in financing and interest expense.

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

8. Convertible Notes (Cont'd)

The components of the convertible notes subsequent to the amendments are as follows:

	September 30, 2023	December 31, 2022

Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	78	52
Convertible notes	$958	$932

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2023 amounts to $26,000 (2022: $23,000).

The interest on the convertible notes for the nine-month period ended September 30, 2023 amounts to $60,000 and is recorded in financing and interest expense (2022: $60,000).

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the nine-month period ended September 30, 2023 amounts to $49,000 (2022: $44,000). The warrants have been recorded as equity.

8. Convertible Notes (Cont'd)

The components of the convertible notes are as follows:

	September 30, 2023	December 31, 2022

Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	175	126
Convertible note	1,572	$1,523

The interest on the convertible notes for the nine-month period ended September 30, 2023 amounts to $99,000 (2022: $99,000) and is recorded in financing and interest expense.

9. Capital Stock

	September 30, 2023	December 31, 2022
Authorized -
450,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
174,658,096 (December 31, 2022 -174,646,196) common shares	$1	$1

10. Additional Paid-In Capital

Stock options

On September 26, 2023, 60,000 options to purchase common stock were granted to an employee under the 2022 Stock Option Plan. The options have an exercise price of $0.14. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $6 thousand.

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

10. Additional Paid-In Capital (Cont'd)

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

During the nine-month period ended September 30, 2023, a total of 11,900 stock options were exercised for 11,900 common shares having a par value of $0 in aggregate, for cash consideration of $2 thousand, resulting in an increase in additional paid-in capital of $2 thousand.

No stock options were exercised during the nine-month period ended September 30, 2022.

Compensation expenses for stock-based compensation of $270 thousand and $94 thousand were recorded during the nine-month periods ended September 30, 2023 and 2022, respectively. An amount of $261 thousand (2022 - $85 thousand) expensed in the nine-month period ended September 30, 2023 relates to stock options granted to employees and an amount of $9 thousand (2022 - $9 thousand) relates to stock options granted to consultants. As at September 30, 2023, the Company has $567 thousand (2022 - $52 thousand) of unrecognized stock-based compensation.

10. Additional Paid-In Capital (Cont'd)

Warrants

No warrants were exercised during the nine-month periods ended September 30, 2023 and 2022.

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

Performance and Restricted Share Units ("PRSUs")

During the nine-month period ended September 30, 2023, the Company granted 400,000 Performance Restricted Share Units to certain employees, which vest if certain market conditions are met. The PRSUs vest based on the achievement of specified market conditions over a performance period of 3 years. The PRSUs expire 3 years after the grant date. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the PRSUs will vest and become payable in shares of the Company's common stock.

The PRSUs were accounted for at their fair value, as determined by the Binomial Lattice valuation model, of approximately $23 thousand. As at September 30, 2023, an amount of $4 thousand has been recognized as stock-based compensation in general and administrative expenses.

On April 4, 2023, 100,000 rewards have been issued under the RSU Plan having a fair value of $18 thousand. As at September 30, 2023, an amount of $9 thousand has been recognized as stock-based compensation in general and administrative expenses. The RSUs expire 3 years after the grant date.

No PRSUs or RSUs were granted during the nine-month period ended September 30, 2022.

11. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	September 30, 2023	September 30, 2022

Research and development agreements	$462	$657
Research and development milestone	125	-
Product revenue	-	79
Royalties on product sales	26	41
	$613	$777

11. Revenues (Cont'd)

The following table presents our revenues disaggregated by timing of recognition:

	September 30, 2023	September 30, 2022
(in U.S. $ thousands)

Product and services transferred at point in time	$151	$267
Products and services transferred over time	462	510
	$613	$777

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	September 30, 2023	September 30, 2022

Europe	$469	525
United States	139	147
Canada	5	105
	$613	$777

Remaining performance obligations

As at September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $1,891 representing research and development agreements. The Company is also eligible to receive up to $2,428 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $433 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

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

The operating lease expense for the nine-month period ended September 30, 2023 included in general and administrative expenses is $195 thousand. The cash outflows from operating leases for the nine-month period ended September 30, 2023 was $194 thousand.

The weighted average remaining lease term and the weighted average discount rate for operating leases at September 30, 2023 were 2.4 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at September 30, 2023 to the operating lease liabilities recorded on the balance sheet:

Operating Leases
2023	66
2024	267
2025	267
2026	45
Total undiscounted lease payments	645
Less: Interest	127
Present value of lease liabilities	$518

Current portion of operating lease liability	$243
Operating lease liability	$275

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the nine-month period ended September 30, 2023 was $36 thousand.

The weighted average remaining lease term and the weighted average discount rate for finance leases at September 30, 2023 were 1.7 years and 3.94%, respectively.

12. Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as at September 30, 2023 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2023	23
2024	91
2025	36
Total undiscounted lease payments	150
Less: Interest	4
Present value of lease liabilities	$146

Current portion of finance lease liability	$89
Finance lease liability	$57

13. Related Party Transactions

Included in management salaries are $260 thousand (2022 - $48 thousand) for options, PRSUs and RSUs granted to key management personnel under the 2022 Stock Option Plan. The Company considers its Chief Executive Officer, President and Chief Financial Officer, and Vice-Presidents to be key management personnel.

Also included in general and administrative expense for the nine-month period ended September 30, 2023 are director fees of $178 thousand (2022 - $167 thousand) and DSU expense of $57 thousand (2022: DSU recovery of $143 thousand).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the nine-month periods ended September 30, 2023 and 2022.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company's MD&A for the year ended December 31, 2022. In preparing this MD&A, we have taken into account information available to us up to November 9, 2023, the date of this MD&A, unless otherwise indicated.

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

On August 31, 2023 the Company announced the closing of the first tranche of a non-brokered private placement (the "Offering") of units ("Units") from atai Life Sciences AG ("atai") for aggregate gross proceeds of approximately US$3 million, including US$750,000 to be received by the Company pursuant to the Subsequent atai Subscription (as defined below) once the Shareholder Approvals (as defined below) have been obtained.

Pursuant to the Offering, (i) United States subscribers can subscribe for Units (the "US Units") at a price of US$1,000 per US Unit, each US Unit being comprised of a US$1,000 principal amount convertible promissory note (the "US Notes") and 5,405 common stock purchase warrants (the "US Warrants).

The US Notes are convertible into shares of common stock of the Company (the "Shares") at the option of the holder at a price of US$0.185 (the "US Conversion Price") at anytime from the date that is six (6) months following their issuance up to and including August 31, 2026, and bear interest at 12% per annum, payable quarterly, in arrears, with first payment due September 30, 2023 and every 3 months thereafter. The US Warrants entitle the holders thereof to purchase Shares at a price of US$0.26 per Share, for a period of 3 years following their issuance.

atai, a significant shareholder and partner of the Company, subscribed for 2,220 US Units for aggregate gross proceeds to the Company of US$2,220,000 (the "Initial atai Proceeds"). In addition, atai committed to subscribe for an additional 750 US Units for additional aggregate proceeds to the Company of US$750,000 (collectively with the Initial atai Proceeds, the "atai Proceeds") on the same terms (the "Subsequent atai Subscription"), subject to the Company obtaining the Shareholder Approvals (as defined below).

IntelGenx intends to use the proceeds of the Offering to fund the Company's wholly-owned Canadian subsidiary, continuing formulation and development efforts related to ongoing collaborations between IGXT and atai as well as working capital and expenses related to the Offering.

All securities issued in connection with the Offering, including Shares issuable pursuant to the conversion of the Notes or exercise of the Warrants, are subject to a 6-month hold period, during which time trading in the securities is restricted in accordance with applicable securities laws.

The Toronto Stock Exchange (the "TSX") has conditionally approved the Offering and the listing of the Shares, subject to the General Cap and the Insider Cap (each as defined below). The Offering and the listing of the Shares issuable in connection with the Offering, including Shares issuable pursuant to the conversion of the Notes or exercise of the Warrants, subject to the General Cap and Insider Cap, are subject to final approval of the TSX upon satisfaction of customary closing conditions.

Amendment to the Amended and Restated Loan Agreement

On August 31, 2023, the Company entered into an amending agreement (the "Amending Agreement") in respect of the amended and restated loan agreement dated as of September 14, 2021 (the "Loan Agreement") between the Company, as borrower, and atai, as lender pursuant to which, among other things, the maturity date of the Loan Agreement was extended from January 5, 2024 to January 5, 2025, and the Company granted additional security to atai over any non-licensed intellectual property of the Company (the "Loan Amendment").

On September 30, 2023, the Company and atai also agreed, subject to obtaining TSX and Shareholders approvals, to enter into a second amendment to the Loan Agreement (the "Second Amendment") to provide, among other things, for the ability for atai to convert the principal and accrued interest outstanding under the Loan Agreement into Shares at the US Conversion Price (the "Conversion Feature"). Assuming the Second Amendment is entered into between the Company and atai prior to the Shareholder Approvals being obtained (as defined below), the Second Amendment will include the same "blocker" provisions as those included in the Notes and the Warrants (see below "Shareholder Approvals").

Call Option

On September 30, 2023, the Company and atai agreed, subject to obtaining TSX approval and the Shareholder Approvals (as defined below), to enter into an amendment (the "Subscription Agreement Amendment") to the subscription agreement entered into by and between the Company and atai in connection with the Offering to provide atai with the right (the "Call Option") to purchase up to an additional 7,401 US Units (the "Call Option Units") at any time prior to August 31, 2026. The Call Option Units, to the extent atai exercises the Call Option in whole or in part, will be issued on the same terms as the US Units, including with respect to the US Conversion Price, maturity date, interest rate and the number of warrants issued in connection therewith. The Subscription Agreement Amendment will provide that the issuance of any Call Option Units will result in a corresponding reduction in atai's remaining purchase right pursuant to the amended and restated securities purchase agreement dated May 14, 2021, which such right to be reduced by the number of Shares issuable upon the conversion of the principal amount outstanding under such issued Call Option Units.

Shareholder Approvals

The Notes and the Warrants include "blocker" provisions to ensure that, unless securityholder approval is obtained in accordance with the rules of the TSX, (i) the aggregate number of Shares issuable in connection with the Offering (upon conversion of the Notes, exercise of the Warrants and/or the payment of interest on the Notes in Shares, as the case may be) is limited to 43,664,524 Shares, which equals 24.99% of the issued and outstanding Shares (on a non-diluted basis) as of the date hereof (the "General Cap"), and (ii) the aggregate number of Shares that may be issued to "insiders" of the Company (as such term is defined in the policies of the TSX) pursuant to the Offering (upon conversion of the Notes, exercise of the Warrants and/or the payment of interest on the Notes in Shares, as the case may be), is limited to 17,465,809 Shares, which equals 9.99% of the issued and outstanding Shares as of the date hereof (the "Insider Cap").

In accordance with the terms of the Notes and the Warrants, the Company intends to seek (i) securityholder approval of the issuance of Shares in connection with the Offering (upon conversion of the Notes, exercise of the Warrants and/or payment of interest on the Notes in Shares, as the case may be) above the General Cap, in accordance with Section 607(g)(i) of the TSX Company Manual (the "General Shareholder Approval"), and (ii) disinterested securityholder approval of the issuance of Shares to "insiders" of the Company (as such term is defined in the policies of the TSX), as of the date hereof, pursuant to the Offering (upon conversion of the Notes, exercise of the Warrants and/or the payment of interest on the Notes in Shares, as the case may be) above the Insider Cap, in accordance with Section 607(g)(ii) of the TSX Company Manual (the "Insider Shareholder Approval").

In addition, approval of the securityholders of the Company will be required in connection with the Conversion Feature, the Call Option and to authorize the Subsequent atai Subscription on the same terms as the Offering (together with the General Shareholder Approval and the Insider Shareholder Approval, the "Shareholder Approvals").

The Company will seek to obtain the Shareholder Approvals at an upcoming special meeting of Shareholders on November 28, 2023.

On September 19, 2023, the Company provided a regulatory update on Buprenorphine Buccal Film, for which an abbreviated new drug application ("ANDA") has been filed with the U.S. Food and Drug Administration ("FDA" or the "Agency") by its co-developer, Chemo Research SL, through its agent and affiliate, Xiromed LLC ("Xiromed").

As previously announced, Xiromed received a Complete Response Letter ("CRL") from the FDA in April 2023. In response to the CRL, Xiromed submitted to the FDA an Amendment to the ANDA, requesting priority review. In an Amendment Acknowledgement received from the FDA by Xiromed, the FDA granted priority review with a Generic Drug User Fee Act ("GDUFA") goal date for review of the Amendment of March 8, 2024, unless the Agency determines that an inspection is required. Alternatively, if the FDA determines that an inspection is required, the GDUFA goal date is July 8, 2024.

On September 21, 2023, the Company announced that it has received the first purchase order ("PO") for RIZAFILM®1 from its commercial partner in the United States, Gensco Pharma ("Gensco®").

The PO triggers an upfront order deposit payment. A pre-specified milestone payment to IntelGenx from Gensco® is also payable upon transfer of NDA. Both payments are reflected in the Company's Q3-2023 financial results. IntelGenx expects to ship the ordered RIZAFILM® product to Gensco® in Q1-2024 for immediate launch.

On November 6, 2023, the Company announced that it and Tilray Brands Inc. ("Tilray") have entered into a further amendment (the "Second Amendment") to their November 2018 license, development and supply agreement for the co-development and commercialization of cannabinoid-infused VersaFilm® products, settling IntelGenx's arbitration claim against Tilray.

Pursuant to the Second Amendment, IntelGenx has received an initial purchase order from Tilray for three SKUs (CBD20, THC10, THC10:CBD 10), with each SKU totalling 130,000 filmstrips. The Second Amendment also allows for IntelGenx's co-development and commercialization of CBD (pursuant to a previous amendment), THC, and combination THC:CBD products with additional partners. The Second Agreement removes any royalties paid to or from Tilray.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the nine-month period ended September 30, 2023 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $2,167 primarily due to the fluctuations in the rates used to prepare our financial statements, $67 of which positively impacted our comprehensive loss for the nine-month period ended September 30, 2023. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period ended November 30		Nine-month period ended November 30
	ended September 30,		ended September 30,
	2023	2022	2023	2022
	$	$	$	$
Comprehensive loss	(2,547)	(2,975)	(8,480)	(9,239)
Add (deduct):
Depreciation	200	196	587	587
Finance costs	390	286	1,055	1,063
Finance income	(1)	(1)	(28)	(2)
Share-based compensation	103	31	283	94
Other comprehensive (income) loss	(212)	299	(67)	1,293

Adjusted EBITDA Loss	(2,067)	(2,164)	(6,650)	(6,204)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) improved by $97 for the three-month period ended September 30, 2023 to ($2,067) compared to ($2,164) for the three-month period ended September 30, 2022. The improvement of Adjusted EBITDA (Loss) of $97 for the three-month period ended September 30, 2023 is mainly attributable to an increase in revenues of $176 and a decrease in Manufacturing expenses of $141 before consideration of stock-based compensation, offset by increases in R&D expenses of $165 before consideration of stock-based compensation and SG&A expenses of $55 before consideration of stock-based compensation expense.

Adjusted EBITDA (Loss) increased by $446 for the nine-month period ended September 30, 2023 to ($6,650) compared to ($6,204) for the nine-month period ended September 30, 2022. The increase in Adjusted EBITDA (Loss) of $446 for the nine-month period ended September 30, 2023 is mainly attributable to a decrease in revenues of $164 and increases in SG&A expenses of $234 before consideration of stock-based compensation and R&D expenses of $221 before consideration of stock-based compensation, offset by a decrease in Manufacturing expenses of $173 before consideration of stock-based compensation expense.

Results of operations for the three-month and nine-month periods ended September 30, 2023 compared with the three-month and nine-month periods ended September 30, 2022.

	Three-month period ended September 30,		Nine-month period ended September 30,

	2023	2022	2023	2022

Revenue	$318	$142	$613	777

Research and Development Expenses	867	704	2,503	2,289

Manufacturing expenses	283	429	1,192	1,381

Selling, General and Administrative Expenses	1,338	1,204	3,851	3,405

Depreciation of tangible assets	200	196	587	587

Operating loss	(2,370)	(2,391)	(7,520)	(6,885)

Net loss	(2,759)	(2,676)	(8,547)	(7,946)

Comprehensive loss	(2,547)	(2,975)	(8,480)	(9,239)

Revenue

Total revenues for the three-month period ended September 30, 2023 amounted to $318, representing an increase of $176 or 124% compared to $142 for the three-month period ended September 30, 2022. Total revenues for the nine-month period ended September 30, 2023 amounted to $613, representing a decrease of $164 or 21% compared to $777 for the nine-month period ended September 30, 2022. The increase for the three-month period ended September 30, 2023 compared to the last year's corresponding period is attributable to increases in R&D Revenues of $128, R&D Milestone Revenues of $125 and Royalties on Product Sales of $2, offset by a decrease in Product Revenues of $79. The decrease for the nine-month period ended September 30, 2023 compared to the last year's corresponding period is attributable to decreases in R&D Revenues of $195, Product Revenues of $79, and Royalties on Product Sales of $15, offset by a decrease in R&D Milestone Revenues of $125.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended September 30, 2023 amounted to $867, representing an increase of $163 or 23%, compared to $704 for the three-month period ended September 30, 2022. R&D expenses for the nine-month period ended September 30, 2023 amounted to $2,503, representing an increase of $214 or 9%, compared to $2,289 for the nine-month period ended September 30, 2022.

The increase in R&D expenses for the three-month period ended September 30, 2023 is attributable to increases in the allocation of the 20% credit of $95 as per the strategic development agreement with atai, study costs of $86, and salary expenses of $66, offset by decreases in analytical costs of $44, lab supplies of $16, and an increase in R&D estimated tax credits of $24. The increase in R&D expenses for the nine-month period ended September 30, 2023 is attributable to increases in the allocation of the 20% credit of $132 as per the strategic development agreement with atai, study costs of $119, and salary expenses of $76, offset by a decrease in analytical costs of $70, lab supplies of $14 and an increase in R&D estimated tax credits of $29.

In the three-month period ended September 30, 2023 we recorded estimated Research and Development Tax Credits of $37, compared with $13 that was recorded in the same period of the previous year. In the nine-month period ended September 30, 2023 we recorded estimated Research and Development Tax Credits of $81, compared with $52 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended September 30, 2023 amounted to $283, representing a decrease of $146 or 34%, compared to $429 for the three-month period ended September 30, 2022. Manufacturing expenses for the nine-month period ended September 30, 2023 amounted to $1,192 representing a decrease of $189 or 14%, compared to $1,381 for the nine-month period ended September 30, 2022.

The decrease in Manufacturing expenses for the three-month period ended September 30, 2023 is mainly attributable to decreases in salary expenses of $67 due to employee departures, supplies and consumables of $56, and repairs and maintenance of $40, offset by an increase in consulting fees of $6. The decrease in Manufacturing expenses for the nine-month period ended September 30, 2023 is mainly attributable to decreases in salary expenses of $152 due to employee departures, repairs and maintenance of $42, and quality expenses of $18, offset by an increase in supplies and consumables of $17.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended September 30, 2023 amounted to $1,338, representing an increase of $134 or 11%, compared to $1,204 for the three-month period ended September 30, 2022. SG&A expenses for the nine-month period ended September 30, 2023 amounted to $3,851 representing an increase of $446 or 13%, compared to $3,405 for the nine-month period ended September 30, 2022.

The increase in SG&A expenses for the three-month period ended September 30, 2023 is mainly attributable to increases in salary and compensation expenses of $162 (mainly attributable to the revaluation of previously issued DSUs of $45, stock-based compensation expense of $79 and hiring of new officers), investor relations expenses of $13, and the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $33, offset by a decrease in professional fees of $86. The increase in SG&A expenses for the nine-month period ended September 30, 2023 is mainly attributable to increases in salary and compensation expenses of $784 (mainly attributable to the issuance of new DSUs and revaluation of previously issued DSUs of $200, stock-based compensation expense of $212, and hiring of new officers), investor relations expenses of $90, and insurance expense of $67, offset by the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $281 and a decrease in professional fees of $210.

Depreciation of tangible assets

In the three-month period ended September 30, 2023 we recorded an expense of $200 for the depreciation of tangible assets, compared with an expense of $196 for the same period of the previous year. In the nine-month period ended September 30, 2023 we recorded an expense of $587 for the depreciation of tangible assets, compared with an expense of $587 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended September 30, 2023 amounted to $103 compared to $31 for the three-month period ended September 30, 2022. Share-based compensation warrants and share-based payments expense for the nine-month period ended September 30, 2023 amounted to $283 compared to $94 for the nine-month period ended September 30, 2022.

We expensed approximately $100 in the three-month period ended September 30, 2023 for options granted to our employees and $3 for options granted to a consultant, compared with $28 and $3, respectively that was expensed in the same period of the previous year.

We expensed approximately $274 in the nine-month period ended September 30, 2023 for options granted to our employees and $9 for options granted to a consultant, compared with $85 and $9, respectively that was expensed in the same period of the previous year.

There remains approximately $567 in stock-based compensation to be expensed in fiscal 2023 through 2027 of which $3 relates to the issuance of options to a consultant during 2021. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense.

Key items from the balance sheet

	September 30, 2023	December 31, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current assets	$3,211	$3,788	$(577)	(15%)

Leasehold improvements and equipment, net	3,976	4,425	(449)	(10%)

Security deposits	245	245	-	0%

Operating lease right-of-use asset	681	732	(51)	(7%)

Current liabilities	3,816	2,374	1,442	61%

Long-term debt	8,500	5,500	3,000	55%

Convertible notes	6,371	4,272	2,099	49%

Operating lease liability	275	425	(150)	(35%)

Finance lease liability	57	42	15	36%

Capital Stock	1	1	0	0%

Additional paid-in-capital	68,337	67,340	997	1%

Going concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of September 30, 2023, the Company had cash and short-term investments totaling approximately $2,077. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

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

Current assets

Current assets totaled $3,211 as at September 30, 2023 compared with $3,788 as at December 31, 2022. The decrease of $577 is attributable to decreases in short-term investments of $1,144, accounts receivable of $103 security deposits of $120, and investment tax credits receivable of $68, offset by increases in cash of $694, prepaid expenses of $145, and inventory of $19.

Cash

Cash totaled $1,904 as at September 30, 2023 representing an increase of $694 compared with the balance of $1,210 as at December 31, 2022. The increase in cash on hand relates to net cash provided by financing activities of $5,609, net cash provided by investing activities of $1,058, and a positive foreign exchange effect of $25, offset by net cash used in operating activities of $5,998.

Accounts receivable

Accounts receivable totaled $606 as at September 30, 2023 representing a decrease of $103 compared with the balance of $709 as at December 31, 2022. The main reason for the decrease is the collection in the nine-month period ended September 30, 2023 of revenues accounted for as at December 31, 2022 offset by revenues accounted for as at September 30, 2023.

Prepaid expenses

As at September 30, 2023 prepaid expenses totaled $282 compared with $137 as of December 31, 2022. The increase may be explained by advance payments made in the nine-month period ended September 30, 2023.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $91 as at September 30, 2023 compared with $159 as at December 31, 2022. The decrease is attributable to the fact that the 2022 amount was collected in 2023, offset by the accrual estimated and recorded for the nine-month period ended September 30, 2023.

Leasehold improvements and equipment

As at September 30, 2023, the net book value of leasehold improvements and equipment amounted to $3,976, compared to $4,425 at December 31, 2022. In the nine-month period ended September 30, 2023 additions to assets totaled $117 and comprised of $66 for lab equipment, $39 for leasehold improvements, $9 for manufacturing equipment and $3 for computer equipment, offset by depreciation expense of $587 and variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CA$300 ($222) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at September 30, 2023. Security deposits in the amount of CA$26 ($19) for utilities and CA$5 ($4) for Cannabis license were also recorded as at September 30, 2023. Security deposit in the amount of CA$100 ($74) for Company credit cards was also recorded as at September 30, 2023 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $3,193 as at September 30, 2023 compared with $2,102 as at December 31, 2022. The increase is attributable to an increase in trade payable for R&D and Manufacturing costs incurred and an increase in the accrual recorded for DSUs granted to directors.

Loan payable

Loan payable totaled $8,500 as at September 30, 2023 compared with $5,500 as at December 31, 2022. atai has granted the Company a secured loan in the amount of $8,500, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

On August 31, 2023, the Company entered into an amending agreement (the "Amending Agreement") in respect of the amended and restated loan agreement dated as of September 14, 2021 (the "Loan Agreement") between the Company, as borrower, and atai, as lender pursuant to which, among other things, the maturity date of the Loan Agreement was extended from January 5, 2024 to January 5, 2025, and the Company granted additional security to atai over any non-licensed intellectual property of the Company (the "Loan Amendment").

On September 30, 2023, the Company and atai also agreed, subject to obtaining TSX and Shareholders approval, to enter into a second amendment to the Loan Agreement (the "Second Amendment") to provide, among other things, for the ability for atai to convert the principal and accrued interest outstanding under the Loan Agreement into Shares.

The interest for the interest-month period ended September 30, 2023 amounts to $501 and is recorded in financing and interest expense ($311 in 2022).

Convertible notes

Convertible notes totaled $6,371 as at September 30, 2023 as compared to $4,272 as at December 31, 2022. The convertible notes have been recorded as a liability. The accretion expense for the period ended September 30, 2023 amounts to $170 ($130 in 2022). The interest on the convertible notes as at September 30, 2023 amounts to $347 ($285 in 2022) and is recorded in Financing and interest expense.

Shareholders' equity

As at September 30, 2023, we had accumulated a deficit of $77,077 compared with an accumulated deficit of $68,530 as at December 31, 2022. Total assets amounted to $8,113 and shareholders' deficit totaled $10,906 as at September 30, 2023, compared with total assets and shareholders' deficit of $9,190 and $3,423 respectively, as at December 31, 2022.

Capital stock

As at September 30, 2023 capital stock amounted to $1.746 (December 31, 2022: $1.746). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $68,337 as at September 30, 2023, as compared to $67,340 as at December 31, 2022. Additional paid in capital increased by $997. The increase is due to the value of the atai warrants in connection with August 2023 private placement of $693, the value of the Agents' warrants in connection with the March 2023 private placement of $19, stock-based compensation attributable to the amortization of stock options granted to employees of $283 and $2 for stock options exercised.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	September 30, 2023	September 30, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(5,999)	$(6,963)	$964	(14%)
Financing Activities	5,609	2,975	2,634	89%
Investing Activities	1,058	1,233	(175)	(14%)
Cash - end of period	1,904	1,498	406	27%

Statement of cash flows

Net cash used in operating activities was $5,999 for the nine-month period ended September 30, 2023, compared to $6,963 for the nine-month period ended September 30, 2022. For the nine-month period ended September 30, 2023, net cash used by operating activities consisted of a net loss of $8,547 (2022: $7,946) before depreciation, accretion expense, stock-based compensation, DSU expense, interest paid by issuance of common shares, and lease non-cash expense in the amount of $1,097 (2022: $937) and an increase in non-cash operating elements of working capital of $1,451 (2022: $46).

The net cash provided by financing activities was $5,609 for the nine-month period ended September 30, 2023, compared to $2,975 for the same period of 2022. For the nine-month period ended September 30, 2023, an amount of $3,000 derives from the issuance of a loan, an amount of $2,220 derives from atai private placement, an amount of $697 derives from net proceeds from convertible notes, and an amount of $2 derives from the proceeds from exercise of stock options, offset by transaction costs of atai private placement of $234, transaction costs of convertible notes of $40 and finance lease payments of $36. For the nine-month period ended September 30, 2022, an amount of $3,000 derives from issuance of a loan, offset by finance lease payments for an amount of $25.

Net cash provided by investing activities amounted to $1,058 for the nine-month period ended September 30, 2023, compared to net cash provided by investing activities of $1233 for the nine-month period ended September 30, 2022. The net cash provided by investing activities for the nine-month period ended September 30, 2023 relates to the redemption of short-term investments of $1,175, offset by the purchase of fixed assets of $117. The net cash provided by investing activities for the nine-month period ended September 30, 2022 relates to the redemption of short-term investments of $7,219, offset by the acquisition of short-term investments of $5,739 and the purchase of fixed assets of $247.

The balance of cash as at September 30, 2023 amounted to $1,904, compared to $1,498 as at September 30, 2022.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

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

INTELGENX TECHNOLOGIES CORP.

Date: November 9, 2023	By: /s/ Dwight Gorham
------------------------------------
Dwight Gorham
Chief Executive Officer

Date: November 9, 2023	By: /s/ Andre Godin
------------------------------------
Andre Godin
Principal Accounting Officer