Form 10-K
period 2023-12-31
IntelGenx Technologies Corp.
filed 2024-03-21
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023  or

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

As of June 30, 2023, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $ 23,983,889 based on the closing price of the registrant's common stock of U.S. $0.19, as reported on the OTCQB on that date. Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 21, 2024
Common Stock, $.00001 par value	174,658,096 shares

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement")
are incorporated by reference into Part III

________________________________
1 Not applicable.

Terminology and references

In this Annual Report on Form 10-K, the words "Company", "IntelGenx", "we", "us", and "our", refer collectively to IntelGenx Technologies Corp. and IntelGenx Corp., our wholly-owned Canadian subsidiary.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to "$", "U.S.$", "U.S. dollars" and "dollars" mean U.S. dollars and all references to "C$", "Canadian dollars" and "CA$" mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the average annual exchange rate for 2023 as reported by the Bank of Canada, being U.S. $1.00 = CA$1.3497.

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

Overview

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market. More recently, we have made the strategic decision to enter the psychedelic market by entering into a strategic partnership with atai Life Sciences.

The Company has applied and is operating under a CDMO business model: As a full service contract development and manufacturing organization ("CDMO"), we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development ("R&D"), clinical monitoring, regulatory support, tech transfer, manufacturing scale-up and commercial manufacturing. Our business strategy is to leverage our proprietary drug delivery technologies and develop pharmaceutical products with tangible benefits for patients, for our partners and, once a developed product launches, retain the exclusive manufacturing rights.

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

In order to successfully execute our business strategy it will be essential to create and maintain a fully compliant manufacturing environment capable of meeting customer expectations regarding current Good Manufacturing Practices ("cGMP") compliance and manufacturing capacity.

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

Our Product Portfolio

Our product portfolio includes a blend of generic and branded products based on our proprietary delivery technology ("generic" products are essentially copies of products that have already received FDA approval). Of the eleven projects currently in our product portfolio, ten use our VersaFilm® technology and one uses our VetaFilmTM technology.

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

On April 17, 2023, we announced that the FDA has approved the Company's RIZAFILM® VersaFilm® 505(b)(2) NDA for the treatment of acute migraine. On September 21, 2023, the Company announced that it received the first purchase order ("PO") for RIZAFILM® from its commercial partner in the United States, Gensco Pharma ("Gensco®"). On February 20, 2024, IntelGenx confirmed the expected launch to occur in the second quarter.

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

On December 8, 2021, we announced that we initiated an arbitration proceeding against Tilray, related to an alleged breach of the parties' 2018 license, development and supply agreement, as amended with Tilray for the co-development and commercialization of cannabis-infused VersaFilm® products. On November 6, 2023, we announced that we entered into a further amendment (the "Second Amendment") to the November 2018 license, development and supply agreement for the co-development and commercialization of cannabinoid-infused VersaFilm® products, settling IntelGenx's arbitration claim against Tilray. Pursuant to the Second Amendment, IntelGenx has received an initial PO from Tilray for three SKUs (CBD20, THC10, THC10:CBD 10), with each SKU totalling 130,000 filmstrips. The Second Amendment also allows for IntelGenx's co-development and commercialization of CBD, THC, and combination THC:CBD products with additional partners. The Second Agreement removes any royalties paid to or from Tilray.

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

On June 2019, the FDA conducted a PAI for the buccal film that resulted in the FDA issuing us a Form 483, a report from an investigator noting conditions that in their judgment may constitute violations of the FDCA and related acts. Further, in October 2019, we received a CRL in which the FDA declined to approve our product. A CRL does not necessarily indicate that a drug or biologic is not safe or effective. Rather, the FDA issues a CRL when it has reviewed the submitted data and has outstanding questions. A CRL allows the FDA to provide an applicant with a systematic list of deficiencies detected within the submission package sent to the agency that stop short of requiring an entire resubmission. Our updated response to the Form 483 was submitted on April 28 2021 and our response to the CRL was sent to the FDA on May 14, 2021. In February 2022, the FDA conducted a second PAI based on the initial response to the CRL filed earlier in May 2021 which resulted in the issuance of a Form 483 with two observations. Subsequently, on March 14, 2022 the FDA issued a second CRL requesting more information on the product and changes to the labelling

On October 25, 2022, we announced that our previously undisclosed development candidate, Buprenorphine Buccal Film, for which an abbreviated ANDA has been filed by Chemo Research through its agent and affiliate Xiromed ("Xiromed"), has received a U.S. FDA Generic Drug User Fee Act ("GDUFA") date of April 28, 2023.

On April 27, 2023, we announced that our co-developer, Chemo Research SL, through Xiromed, received a CRL from the FDA regarding the submitted ANDA for Buprenorphine Buccal Film. On September 19, 2023, we provided a regulatory update on Buprenorphine Buccal Film, for which an ANDA has been filed with the FDA by our co-developer, Chemo Research SL, through Xiromed.

In response to the CRL, Xiromed submitted to the FDA an Amendment to the ANDA, requesting priority review. In an Amendment Acknowledgement received from the FDA by Xiromed, the FDA granted priority review with a Generic Drug User Fee Act ("GDUFA") goal date for review of the Amendment of March 8, 2024, unless the Agency determines that an inspection is required. As of March 21, 2024, Xiromed, is still in discussions with the FDA regarding the amended abbreviated new drug application submitted to the Agency in September.

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

On February 9, 2023, IntelGenx announced a research collaboration with Per Svenningsson, MD, PhD, of the Karolinska Institute, to plan and conduct a multicentre, randomized, double-blind, placebo-controlled clinical study (the "PD Study") to investigate the use of IntelGenx's Montelukast VersaFilm® for the treatment of Parkinson's Disease ("PD").

Dr. Svenningsson will serve as the Principal Investigator for the planned Study and will sponsor it through a 20 million Swedish Crowns grant (approx. $2 million USD) awarded by the Swedish Research Council, Sweden's largest governmental research funding body. IntelGenx will supply Dr. Svenningsson with both active and placebo films to be used in the 18-month treatment regimen for study participants. Upon completion of the Study, IntelGenx will retain the intellectual property rights and use the findings to further develop its Montelukast VersaFilm® program for PD treatment. The PD Study is currently expected to commence in the first half of 2024.

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

On July 25, 2023, we announced the execution of a Research Grant Agreement with Karolinska University Hospital and that the manufacturing of both active and placebo films are underway in preparation for a planned multicentre, randomized, double-blind, placebo-controlled clinical PD Study to investigate the use of IntelGenx's Montelukast VersaFilm® for the treatment of Parkinson's Disease ("PD").

On August 1, 2023, we announced that we have completed patient enrollment in the ongoing Montelukast VersaFilm® Phase 2a ("BUENA") clinical trial in patients with mild to moderate AD. The Company successfully enrolled 52 patients in the study, 18 fewer than initially planned, in a study design modification that received a No Objection Letter ("NOL") from Health Canada. The NOL provided authorization to proceed with the study changes. IntelGenx, in consultation with its statistical consultant, Cogstate Ltd., determined that adjusting the p-value (which determines whether a drug effect exists) to p<0.1 will provide a basis for determining the extent to which effect sizes (the size of the drug effect) of 0.6 or greater (0.5 to <0.8 are considered 'medium' effect sizes, while 0.8 or greater are considered 'large' effect sizes1) are statistically significant.

On November 14, 2023, we announced that the Swedish Medical Products Agency ("MPA"), the Swedish Ethical Review Authority, and the Regional Biobank Centre have approved the planned clinical study to investigate the use of IntelGenx's Montelukast VersaFilm® for the treatment of PD.

Our Psychedelic Programs:

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

On March 4, 2024, Atai announced that the first healthy participant has been dosed in the Phase 1b trial of VLS-01, an oral transmucosal film ("OTF") formulation of N,N-dimethyltryptamine ("DMT"). The Phase 1b study is designed to evaluate the relative safety, tolerability, pharmacokinetics and pharmacodynamics of an optimized OTF formulation of VLS-01, compared to intravenous (IV) DMT. This single center, open label study is anticipated to enroll a total of 16 healthy participants. Participants will initially receive a single dose of IV DMT followed by 3 different doses of VLS-01, with a 28-day washout window between administrations. Top-line results for the Phase 1b study are expected in the second half of this year.

INT0054/2020. On May 12, 2021, we entered into a second feasibility agreement with atai for the development of novel formulations of Salvinorin A, a naturally occurring psychedelic compound being developed for the treatment of TRD and other indications. This program is discontinued.

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

On December 18, 2023, we announced that we entered into development and license agreements with a wholly-owned subsidiary of Covenant Animal Health Partners, LLC ("Covenant Animal Health"). Under the terms of the development agreement, Covenant Animal Health will fund development and manufacturing of a VetaFilm®-based drug (the "Product"). The license agreement will give Covenant Animal Health exclusive rights to exploit the Product in the field for non-human applications. In return, IntelGenx will receive royalties on worldwide net sales of the Product. IntelGenx will manufacture the Product on a worldwide basis for clinical development, and the parties anticipate entering into a subsequent commercial supply agreement, pursuant to which IntelGenx will supply the Product to Covenant Animal Health.

On February 5, 2024, we announced positive results from a proof-of-concept ("POC") study to assess the palatability, owner-perceived acceptability, and ease of repeated administration of IntelGenx's VetaFilm® platform in healthy dogs and cats. The POC study was conducted through a research collaboration with the University Prince Edward Island ("UPEI"), one of North America's leading veterinary universities. The reliable administration of medications to dogs and cats is a concern for many owners and veterinarians. There are few prescribed medications that dogs and cats will eagerly accept. Forced administration of capsules, tablets and liquids may be stressful for both the pet and its owner(s). Additionally, many owners report that medicating their pet becomes more difficult with each dose, often leading to decreased owner compliance, missed doses and potentially treatment failures. IntelGenx's VetaFilm®-based fast dissolving oral films ("VetaFilm® FDOFs") present a new and potentially superior way to medicate companion animals.

The research collaboration with UPEI evaluated: (1) the acceptance rate of various VetaFilm® placebo formulations in dogs and cats at first exposure; (2) preference between flavours of VetaFilm® placebo formulations in dogs and cats; (3) changes in acceptance rates over longer periods; and (4), owner perception of ease of administration, acceptance and other behaviors associated with VetaFilm® placebo formulations.

Key findings included:

• The VetaFilm® FDOFs were well accepted and well tolerated by both dogs and cats;

• Repeated dosing (twice a day for one week) showed high continued acceptance rates in both species with little or no effect of time on the continued acceptance of the VetaFilm® FDOFs;

• Overall, 100% of dog owners and 67% of cat owners felt that administration of the VetaFilm® FDOFs was "very easy" or "easy"; and

• 95% of dog owners and 82% of cat owners identified VetaFilm® FDOFs as the preferred method of medication administration.

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

On February 21, 2023, IntelGenx announced that the USPTO granted a Notice of Allowance for U.S. Patent Application 16/053,383, entitled "Loxapine Film Oral Dosage Form". This film formulation patent covers Loxapine oral film formulations designed for use in patients with anxiety and agitation associated with schizophrenia and bipolar 1 disorder, and is intended to protect IntelGenx Loxapine VersaFilm® product.

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

The current status of each of our products as of the date of this Annual Report is summarized in the table below.

Product	Indication	Status of Development
INT0008/2008	Migraine	Launched in Spain and Launch preparation for US market
INT0046/2018 and INT0055/2021	Adult Use	Launched Canada
INT0007/2006	Erectile dysfunction	Working on response to Aquestive's CRL
INT0039/2013	Pain	Pending FDA approval
INT0027/2011	Opioid addiction	Currently on hold
INT0043/2015	Alzheimer / Parkinsons	BUENA Study enrollment completed and data under analysis. PD study approved by MPA, enrollment in preparation
INT0010/2006	Treatment of neuropathic pain and nausea in cancer patients undergoing chemotherapy	Transferred to TetraBio
INT0036/2013	Schizophrenia or bipolar 1 disorder	Currently on hold
INT0048/2020	Animal Health	Clinical Study
INT0053/2020	Treatment resistant depression (TRD)	Clinical Study

Growth Strategy

Our primary growth strategy is based on providing CDMO services to the pharmaceutical industry.

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

Product Opportunities that provide Tangible Patient Benefits

We offer our services to develop oral film products leveraging our VersaFilm™ technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects. We have also identified the Animal Health sector, particularly the companion animal segment, as an area where our proprietary oral film technology can significantly improve the administration of medication to animals.

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
  our ability to manufacture our products in compliance with cGMP and any other regulatory requirements; and
  our ability to obtain financing.

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

We have obtained 39 patents and have 43 published pending patent applications, as described below. The patents expire 20 years after submission of the initial application. In the United States, the term of a patent sometimes extends over the 20-year period. The initial term of 20 years is extended by a period (the "patent term adjustment") determined by the USPTO according to delays in the prosecution of the patent application that are not applicant delays.

Our patent portfolio is dynamic in nature and constantly under review to assess the business priorities, as such any of the currently pending application and issued patent may be abandoned if the expense of pursuing prosecution or maintaining the patent or application active is no longer warranted by our business targets.

Patent No.	Title	Subject	Date issued/Expiration

US 7,674,479	Sustained-release bupropion and bupropion / mecamylamine tablets	Formulation and method of making tablets containing bupropion and mecamylamine	Issued March 9, 2010 Expires July 25, 2027

US 8,691,272	Multilayer tablet	Formulation of multilayered tablets	Issued April 8, 2014 Expires January 28, 2033

US 8,703,191	Controlled release pharmaceutical tablets	Formulation of tablets containing bupropion and mecamylamine	Issued April 22, 2014 Expires January 10, 2032

US 8,735,374	Oral mucoadhesive dosage form	Direct compression formulation for buccal and sublingual dosage forms	Issued May 27, 2014 Expires April 15, 2032

South Africa 2016/00785	Immediately wet oral films dosage forms have no surfactant and a polyhydric alcohol	Formulation of oral films containing active pharmaceutical ingredients	Filed January 24,2017 Expires July 30, 2034

US 9,301,948	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued April 5, 2016 Expires July 30, 2033

US 9,668,970	Film Dosage Form with Extended Release Mucoadhesive Particles	Film containing mucoadhesive particle	Issued June 6, 2017 Expires November 26, 2034

US 9,717,682	Solid Oral Film Dosage Forms and Methods for Making Same	Optimization of film strip technology	Issued August 1, 2017 Expires September 21, 2031

US 9,949,934	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued April 24, 2018 Expires October 20, 2036

US 10,272,038	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Issued April 30, 2019 Expires November 26, 2034

US 10,610,528	Solid oral film dosage forms and methods for making same	Formulation of oral films containing tadalafil	Issued April 7, 2020 Expires June 28, 2031
US 10,722,476	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued July 28, 2020 Expires October 20, 2036
US 10,828,254	Oral film formulation for modulating absorption profile	Formulation of oral films containing tadalafil	Issued November 10, 2020 Expired September 28, 2038
CA 2,998,223	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Issued October 9, 2018 Expires January 25, 2037
CL 61.052	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 13, 2020 Expires July 30, 2034
JP 6,482,552	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 22, 2019 Expires July 30, 2034
MX 366,595	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued July 15, 2019 Expires July 30, 2034
CN 105530921	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034
Germany 602014034391.0	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Belgium 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Switzerland 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 26, 2021 Expires July 30, 2034

Denmark 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued February 11, 2019 Expires July 30, 2034
Spain 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Finland 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
France 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
UK 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Greece 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Italy 502019000003967	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Netherlands 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Norway NO/EP3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
Sweden 3027179	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued October 17, 2018 Expires July 30, 2034
US 11,033,493	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Issued June 15, 2021 Expires November 26, 2038

CA 2998218	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued June 15, 2021 Expires October 17, 2037
KR102272442	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued June 28, 2021 Expires July 30, 2034
US 11,471,406	Oral film formulation for modulating absorption profile	Formulation of oral films containing hydroxyethyl cellulose	Issued October 18, 2022 Expires November 11, 2038
BR112016002074-0	Instantly wettable oral film dosage form without surfactant or polyalcohol	Formulation of oral films containing active pharmaceutical ingredients	Issued January 24, 2023 Expires July 30, 2034
US 11,602,504	Lipophilic active oral film formulation and method of making the same	Film containing lipophilic actives	Issued March 14, 2023 Expires April 15, 2039
US 11,648,212	Loxapine film oral dosage form	Formulation of oral films containing loxapine	Issued May 16, 2023 Expires October 12, 2037
EP 3528796	Method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Issued February 7, 2023 Expires October 16, 2037

Patent Application No.	Title	Subject	Date Filed
Chinese Appl. 201780062591.7	The device and method for treating illness relevant to neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Chinese Appl. 201880016281.6	The treatment method and device of the bioavailability of improved leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Mexican Appl. MX2018010755	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017

Mexican Appl. MX/A/2018/009306	Loxopine film oral dosage form	Formulation of oral films containing loxapine	Filed January 25, 2017
Mexican Appl. MX/A/2019/004096	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
Canadian Appl. CA3,017,264	Montelukast transmucosal film	Formulation of oral films containing montelukast	Filed March 1, 2017
Canadian Appl. CA3,017,526	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed September 14, 2018
Canadian Appl. CA3,056,944	Method of treatment and device for the improved bioavailability of leukotriene receptor antagonists	Formulation of oral films containing montelukast	Filed March 29, 2018
Canadian Appl. CA 3,062,704	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018
EP Appl. 18798869.6	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particle	Filed May 8, 2018
Canadian Appl. CA 3,061,086	Lipophilic active oral film formulation and method of making the same	Film containing lipophilic actives	Filed November 6, 2019
Canadian Appl. CA 3,122,192	Device and method of treating conditions associated with neuroinflammation	Formulation of oral films containing montelukast	Filed October 17, 2017
US Appl. 16/391,430	Film Dosage Forms Containing Amorphous Active Agents	Film containing amorphous agent	Filed April 23, 2019
EP Appl. 19859079	Method of treatment and device for the improved bio availability of montelukast, a leukotriene receptor antagonist	Formulation of oral films containing montelukast	Filed September 12, 2019
Canadian Appl. CA 3,118,594	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019

EP Appl. 19883191.9	Lipophile aktive orale filmformulierung und verfahren zu ihrer herstellung	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
US Appl. 17/291,582	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
US Appl. 17/346,874	Film dosage form with extended release mucoadhesive particles	Film containing mucoadhesive particles	Filed June 14, 2021
Australia Appl. 2019374172	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
Canadian Appl. CA 3,150,213	Method of treatment and device for the improved bio availability of montelukast, a leukotriene receptor antagonist	Formulation of oral films containing montelukast	Filed September 12, 2019
Mexican Appl. MX2021005292	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019
PCT/CA2022/050171	High loading oral film formulation	Formulation of oral films containing a high amount of actives	Filed February 7, 2022
PCT/CA2022/050212	Novel tryptamine oral film formulation	Formulation of oral films containing tryptamine	Filed February 14, 2022
US Appl. US 17/842,372	Stable Tryptamine Oral Films	Formulation of oral films containing tryptamine	Filed June 16, 2022
US Appl. US 17/732,456	Method Of Treatment And Device For The Improved Bioavailability Of Leukotriene Receptor Antagonists	Formulation of oral films containing montelukast	Filed April 28, 2022
US Appl. US 17/729,442	Method Of Treatment And Device For The Improved Bioavailability Of Leukotriene Receptor Antagonists	Formulation of oral films containing montelukast	Filed April 26, 2022

New Zealand Appl. NZ 775442	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed November 4, 2019

Australia Appl. 2022217673	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

Brazil Appl. BR112023015504-5	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

Canadian Appl. 3,207,185	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

Chinese Appl. 202280013364.6	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

Israel Appl. 304928	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

Japan Appl. 2023-547033	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

Mexico Appl. MX/a/2023/009141	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

New Zealand Appl. 802249	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

South Korea Appl. 10-2023-7028927	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

EPO Appl. 22748777.4	High loading oral film formulation	Formulation of oral films for high loading	Filed February 7, 2022

US Appl. 17/952,300	Oral film formulation for modulating absorption profile	Formulation of oral films containing tadalafil	Filed September 25, 2022
US Appl. 18/098,683	Oral films with flavor entrapment	Formulation of oral films with flavor technology	Filed January 18, 2022
US Appl. 18/110,879	Lipophilic active oral film formulation and method of making the same	Formulation of oral films containing lipophilic actives	Filed February 16, 2023
US Appl. 18/125,800	Method of preparing loxapine film oral dosage form	Methods for loxapine oral films	Filed March 24, 2023
US Appl. 18/208,177	Novel disintegrating oral film formulation with a controlled or sustained active release	Formulation of oral films for sustained active release	Filed June 9, 2023
PCT/CA2023/051069	High loading oral film formulation with improved bioavailability	Improvements on formulation of oral films for high loading	Filed August 10, 2023

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

All provinces and territories have secured supply agreements from Licensed Producers for their respective markets. We are fulfilling adult-use supply agreements and POs from various jurisdictions, consisting of: Quebec, Ontario, British Columbia, Prince Edward Island, Saskatchewan, Manitoba, Alberta, Nova Scotia, New Brunswick, Northwest Territories, and the Yukon.

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

Even though we ceased being a "development stage" company in April 2006, we are still subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop new products. We currently conduct R&D using our proprietary platform technologies to develop oral controlled release and other delivery products. We do not know whether we will be successful in the development of such products. We have an accumulated deficit of approximately $78,457 thousand since our inception in 2003 through December 31, 2023. To date, these losses have been financed principally through sales of equity securities. Our revenues for the past five years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019 were $1 million, $1 million, $1.5 million, $1.5 million and $0.7 million, respectively. Revenue generated to date has not been sufficient to sustain our operations. In order to achieve profitability, our revenue streams will have to increase and there is no assurance that revenues will increase to such a level.

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

We might exceed our current manufacturing capacity by first half of 2026 depending on Buprenorphine film launch timeline and volume; therefore, we ordered new manufacturing equipment that will increase our capacity approximately fourfold. We are expanding our manufacturing facility in order to create the space required for this new manufacturing equipment

We have limited expertise in establishing and operating a manufacturing facility and although we have contracted with architects, engineers and construction contractors specialized in the planning and construction of pharmaceutical facilities, there can be no guarantee that the project can be completed within the time or budget allocated. In addition, we may be unable to attract suitably qualified personnel for our manufacturing facility at acceptable terms and conditions of employment.

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

International Conflicts

In February 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine, and in October 2023, Israel declared war on Hamas in Gaza. The ongoing conflict and political and physical conditions in Ukraine, Russia, Israel and Gaza as well as in neighboring or involved countries may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by these conflicts have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our subsidiaries. While we do not believe these conflicts will have a material impact on our current operations, given the evolving hostilities and their potential expansion beyond Ukraine, Russia, Israel, Gaza and the Middle East, the full impact of the conflicts remain uncertain.

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

IntelGenx Technologies Corp. has guaranteed the repayment obligations of IntelGenx Corp. under the Loan Agreement and the loan is also secured by all of present and future fixed assets of IntelGenx Corp., excluding any non-licensed intellectual property or technology controlled or owned by IntelGenx Corp. If IntelGenx Technologies Corp. defaults on the Loan Agreement and is unable to cure the default pursuant to the terms of the agreement or is unable to repay or refinance the loan when due, atai could take possession of any or all assets in which it holds a security interest, and dispose those assets to the extent necessary to pay off the debts, which may have a significant impact on our ability to operate our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We operate in an industry subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or partners; violation of privacy laws and other litigation and legal risk; and reputational risk. We have initiated a risk-based approach designed to identify and assess the cybersecurity threats that could affect our business and information systems. Our strategy is to maintain a high level of risk awareness, identify critical IT assets, regularly update or replace those assets, and systematically perform vulnerability testing, and to promptly remediate deficiencies. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology ("NIST") Cybersecurity Framework and Cybersecurity and Infrastructure Security Agency ("CISA") best practices.

We are adopting various tools and methodologies to manage cybersecurity risk that will be tested on a regular cadence. We are also in the process of monitoring and evaluating our cybersecurity posture and performance on an ongoing basis through scheduled vulnerability scans, penetration tests and threat intelligence feeds. We may require third-party service providers and consultants with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

There can be no assurance that our cybersecurity risk management program, including our controls, procedures and processes, will be fully complied with or that our program will be fully effective in protecting the confidentiality, integrity and availability of our information systems, product and network. No risks from cybersecurity threats or previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition or results of operations. However, there can be no assurance that the controls and procedures in place to monitor and mitigate the risks of cyber threats will be successful or sufficient to avoid material losses or consequences in the future.

The Company is currently in the process of implementing a more formalized cybersecurity program.

Governance

Our cybersecurity risk management and processes are led by our Vice President, Finance and Administration, with support of management, internal personnel and third-party providers. While management is responsible for the day-to-day management of cybersecurity risks, our Board of Directors, through its Audit Committee, has oversight of the Company's processes, policies and procedures for assessing, identifying, and managing material risks from cybersecurity threats including the integration and establishment of cybersecurity processes into the Company's overall risk management system or processes. On a quarterly basis, our VP Finance and Administration, presents necessary updates on our cybersecurity and other information technology risks that may affect us.

ITEM 2. PROPERTIES

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec. The lease has a 10 year and 6-month term which commenced on September 1, 2015 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$128 thousand (approximately $97 thousand) per year. Approximately 9,500 square feet of the new facility is being used to establish manufacturing capabilities for our VersaFilm™ thin film products, approximately 4,000 square feet for our R&D activities, and approximately 3,500 square feet for administration.

On March 6, 2017, we entered into an agreement to lease additional approximately 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The lease has an 8 year and 5-month term commencing on October 1, 2017 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$82 thousand (approximately $62 thousand) per year. We use the leased space to manufacture the oral film VersaFilm™.

On August 31, 2021, we entered into an agreement to lease additional approximately 15,000 square feet in a property located at 6400 Abrams, St-Laurent, Quebec. The lease has a 4 year and 6-month term commencing on September 1, 2021 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$152 thousand (approximately $115 thousand) per year. We are currently using the space for warehousing.

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

On September 12, 2022, BioDelivery Sciences International, Inc., and Arius Two, Inc., (collectively, the "Plaintiffs) filed a second complaint for patent infringement against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. and Xiromed, LLC (collectively, the "Defendants") alleging infringement of the same patents based on Defendants' generic buprenorphine buccal film, 600 mcg and 750 mcg doses. See BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:22-cv-01196-CFC (D. Del.). Plaintiffs seek to enjoin Defendants from commercially manufacturing, using, offering for sale, or selling Defendants' generic buprenorphine buccal film within the United States, or importing Defendants' generic buprenorphine buccal film into the United States, until the expiration of U.S. Patent Nos. 8,147,866, 9,655,843, and 9,901,539. Plaintiffs are not seeking damages. Currently, there is no trial date set in for both cases (BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:22-cv-01196-CFC (D. Del.) and BioDelivery Sciences International, Inc. et al v. Chemo Research, S.L. et al, No. 1:19-cv-00444-CFC-CJB (D. Del.) )

On December 8, 2021 we initiated an arbitration proceeding against Tilray related to an alleged breach of the parties' 2018 license, development and supply agreement, as amended (the "Agreement"), with Tilray for the co-development and commercialization of cannabis-infused VersaFilm® products.

The action follows a press release issued by Tilray announcing its launch of medical cannabis oral strips in THC and CBD-rich varieties based on a competitive oral thin film technology to IntelGenx's VersaFilm® platform. We believe this represents a material breach of the Agreement. The arbitration is ongoing.

On November 6, 2023 we announced that it and Tilray Brands Inc. ("Tilray") have entered into a further amendment (the "Second Amendment") to their November 2018 license, development and supply agreement for the co-development and commercialization of cannabinoid-infused VersaFilm® products, settling IntelGenx's arbitration claim against Tilray. Pursuant to the Second Amendment, IntelGenx has received an initial PO from Tilray for three SKUs (CBD20, THC10, THC10:CBD 10), with each SKU totalling 130,000 filmstrips. The Second Amendment also allows for IntelGenx's co-development and commercialization of CBD (pursuant to a previous amendment), THC, and combination THC:CBD products with additional partners. The Second Agreement removes any royalties paid to or from Tilray.

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

On March 21, 2024, there were approximately 49 holders of record of our Common Stock, one of which was Cede & Co., a nominee for Depository Trust Company, and one of which was The Canadian Depository for Securities Limited ("CDS"). All of our Common Stock held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2023, there were no purchases or repurchases of our equity securities by us or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal year ended 2023, we did not sell equity securities without registration under the Securities Act, except as disclosed on a Current Report on Form 8-K.

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	10,264,294(1)(2)	$0.29	7,897,816(4)
Equity Compensation Plans Not Approved by Security Holders	0	-	0
Total	10,264,294	$0.29	7,897,816

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

(4) Represents the maximum number of shares of our Common Stock available for grants under the 2022 Amended and Restated Stock Option Plan and the 2018 PRSU Plan as of December 31, 2023.

2022 Amended and Restated Stock Option Plan

The 2016 Stock Option Plan was adopted by the Board in order to make the terms of the Company's then existing 2006 Stock Option Plan more consistent with the requirements of the TSX Venture Exchange and to remove certain provisions which would have enabled the Company to grant incentive stock options in compliance with Section 422 of the Internal Revenue Code. A total of 6,361,525 shares of Common Stock were reserved for issuance under this plan, which includes stock options granted under the previous 2006 Stock Option Plan. In August 2018, the Board approved the amendment of the 2016 Stock Option Plan to increase the total number of shares of Common Stock reserved under the plan to 9,347,747 and in July 2020, the number of shares reserved was further increased to 11,025,965. On March 21, 2022, the Board adopted further amendments to the 2016 Stock Option Plan, which were approved by shareholders at the 2022 Annual Meeting of Shareholders. The number of shares reserved was further increased to 15,465,129.

Employees, directors and eligible consultants of the Company and its affiliates are eligible to participate (the "Eligible Participants" and, following the grant of an option, the "Participants") in the SOP. The Board or one or more committees authorized by the Board are responsible for administering the SOP. As of March 20, 2024, approximately 50 employees, 7 directors, and 2 consultants qualify as Eligible Participants, for a total of 59 Eligible Participants. The SOP permits the granting of options to purchase shares of Common Stock ("Options") to Eligible Participants. There are currently 11,197,948 Options outstanding under the SOP, which represents, as of the date hereof, approximately 6.41% of the issued and outstanding shares of Common Stock of the Company. The number of shares reserved for issuance under the SOP was 15,465,129 (representing approximately 8.85% of the issued and outstanding shares of Common Stock as of the date hereof), of which 2,597,710 remain available for grant (representing approximately 1.49 % of the issued and outstanding shares of Common Stock as of the date hereof).

Under the SOP, the aggregate number of shares of Common Stock that can be issued cannot exceed 10% of the Company's issued and outstanding shares (on a non-diluted basis) from time to time. The number of shares of Common Stock that are subject to Options outstanding at any time must not exceed the number of shares that then remain available for issuance under the SOP. The maximum number of shares of Common Stock issuable to insiders, at any time, and the maximum number of shares of Common Stock issued to insiders, within any one-year period, under all security-based compensation arrangements of the Company, cannot exceed 10% of the issued and outstanding shares. The SOP does not otherwise provide for a maximum number of shares of Common Stock which may be issued to an individual pursuant to the SOP and any other share compensation arrangement (expressed as a percentage or otherwise).

The exercise price under any Option will be determined by the Board in its sole discretion, except that the exercise price may not be less than 100% of the fair market value of a share of Common Stock on the date the Option was granted. The fair market value of a share of Common Stock as of a particular date will be determined with reference to the closing price of a share of Common Stock on the Toronto Stock Exchange on the last trading day prior to the date of determination. The vesting of Options is determined by the Board and specified in each Option agreement. Unless otherwise provided for in the Option agreement, in the event of a change of control, all outstanding Options will become exercisable in full, subject to such terms and conditions as the Board, in its sole discretion, deems appropriate.

The SOP provides that the expiry date of an Option will be the date determined by the Board upon grant, subject to (i) such term not exceeding 10 years from the grant date, (ii) the provisions relating to early expiry, and (iii) should the expiry date of an Option fall during, or within a blackout period, then the expiry date shall automatically be extended to the tenth business day following the end of the blackout period. An Option will expire before its expiry date (i) if a Participant dies, on the date that is 12 months after the Participant's death, or (ii) if Participant's service terminates, at a date determined by the Board upon grant, provided that such date shall be within one year after the Participant's service terminates. Options are not assignable nor transferable, except in the case of death of the Participant, in which case the Options can be transferred to the Participant's heirs or administrators.

The Board may amend, suspend or terminate the SOP or any Option at any time without the consent of Participants, provided that such amendment shall not adversely alter or impair any Option previously granted except as permitted by the SOP and be in compliance with applicable law and stock exchange rules. The Board is required to obtain shareholder approval for any of the following amendments: (i) reducing the exercise price of an Option held by an insider, (ii) extending the expiry date of any Option held by an insider, except in case of an extension due to a blackout period, (iii) removing or exceeding the insider participation limit, (iv) to the maximum number of Shares issuable from treasury under the SOP, or (v) amending the provisions related to the amendment of the SOP and Options. The Board may, subject to regulatory approval, discontinue the SOP at any time without the consent of Participants provided that such discontinuance shall not materially and adversely affect any Options previously granted to a Participant under the SOP.

The following table presents the burn rate of the SOP for the fiscal years ended December 31, 2023, 2022, 2021:

	2023	2022	2021
Number of Options granted during the year	6,345,000	125,000	350,000
Weighted average number of shares	174,658,096	164,746,054	137,003,313
Burn rate	3.6%	0.76%	0.25%

PRSU Plan

The PRSU Plan was approved at the 2018 Annual Meeting of Shareholders. The purpose of the PRSU Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such directors, employees and consultants for their contributions toward the long-term goals and success of the Company and to enable and encourage such directors, employees and consultants to acquire shares of Common Stock as long-term investments and proprietary interests in the Company.

The PRSU Plan permits the Board to grant RSU awards to employees, consultants or directors of the Company, and its subsidiaries, and Performance Share Unit ("PSU") awards to employees and consultants (but not to directors) of the Company, and its subsidiaries (following the grant of an RSU or PSU award, the "PRSU Participants"). In each case, the award of RSUs or PSUs are subject to restrictions in connection with the termination of employment, engagement or term in office, as further described below. The Board may, in its sole discretion, grant the majority of the awards to insiders of the Company. The number of shares reserved for issuance to any one PRSU Participant shall not, in aggregate, exceed 5% of the total number of issued and outstanding shares of Common Stock. The number of shares of Common Stock issuable, at any time, to PRSU Participants that are insiders, and issued to PRSU Participants that are insiders within any one year period, pursuant to the PRSU Plan, or when combined with all of the Company's other security based share compensation arrangements, shall not, in aggregate, exceed 10% of the total number of issued and outstanding shares of Common Stock (on a non-diluted basis).

The number of awards to be credited to each PRSU Participant's award account shall be computed by dividing the award value (being the percentage of annual base salary or such other amount as may be determined from time to time by the Board as the original value of the award to be paid to a PRSU Participant and specified in the PRSU Participant's award agreement) by the closing price of a share of Common Stock on the Toronto Stock Exchange on the last business day prior to the grant date.

The number of shares of Common Stock reserved for issuance and which will be available for issuance pursuant to the awards granted under the PRSU Plan is equal to 2.5% of the issued and outstanding Common Stock of the Company from time to time. As of December 31st, 2023, there were 503,846 awards outstanding under the PRSU Plan, representing, approximately 0.3% of the issued and outstanding shares of Common Stock of the Company, as of such date. As of December 31st, 2023, 3,862,606 shares of Common Stock remained available for award grants (representing approximately 2.2% of the issued and outstanding shares of Common Stock as of such date).

The following table presents the burn rate of the PRSU Plan for the fiscal years ended December 31, 2023, 2022, 2021:

	2023	2022	2021
Number of awards granted during the year	450,000	NIL	NIL
Weighted average number of shares	174,658,096	164,746,054	137,003,313
Burn rate	0.26%	0%	0%

The Board has the authority to condition the grant of RSUs or PSUs upon the attainment of specified performance goals, or such other factors (which may vary between awards) as the Board determines in its sole discretion. The Board has the authority to determine at the time of grant, in its sole discretion, the duration of the vesting period and other vesting terms applicable to the grant of RSUs or PSUs. In the case of PSUs, such awards may be adjusted in accordance with the applicable PSU award agreement. The term of an award is set out in the PRSU Participant's award agreement. The PRSU Participant's rights to an award may be restricted or limited if their employment or term of office is terminated. Additionally, the Board may terminate the PRSU Plan altogether, without notice or shareholder approval, if no awards remain outstanding.

Subject to the terms of a PRSU Participant's award agreement: where a PRSU Participant's employment or term of office or engagement terminates by reason of such PRSU Participant's resignation, disability or death or by reason of a termination by the Company without cause, any unvested awards held by such PRSU Participant (except, only in the case of termination by reason of death, for a portion of the next instalment of any awards due to vest which shall vest immediately in such case) are immediately forfeited; where a PRSU Participant's employment or term of office or engagement terminates by reason of such PRSU Participant's termination for cause (or breach of fiduciary duties in the case of directors) any and all vested and unvested awards held by such PRSU Participant are immediately forfeited; notwithstanding any of the foregoing, the Board may, in its discretion, at any time prior to or following such events, permit the acceleration of vesting of any or all awards, all in the manner and on the terms as may be authorized by the Board and based on an adjustment factor (set out in the award agreement of PSUs) determined in the discretion of the Committee. The Board has the right to determine that any unvested or unearned awards outstanding immediately prior to the occurrence of a change in control shall become fully vested or earned upon the occurrence of such change in control.

Dividend equivalents in the form of additional RSUs or PSUs will be credited to RSUs and PSUs on each dividend payment date for normal cash dividends paid on Shares. The dividend equivalents are calculated by dividing: (i) the product of the dividend declared and paid per Share and the number of RSUs or PSUs held by the Participant on the record date, by (ii) the Market Price at the close of the first business day following the dividend record date. Dividend equivalents credited to a Participant's account will vest proportionally to the related RSUs or PSUs.

If an award under the PRSU Plan expires during or within ten business days after a trading black-out period imposed by the Company, the award's expiration will be extended to ten business days after the end of the trading black-out period.

Subject to certain limitations, the assignability of the awards to permitted assigns (as such term is defined in National Instrument 45-106) of PRSU Participants is allowed. The ability to transfer awards to permitted assigns is contingent on the shares of Common Stock remaining listed on the Toronto Stock Exchange.

Subject to the rules and policies of any stock exchange on which the shares of Common Stock are listed and applicable law, the Board may, without notice or shareholder approval, at any time or from time to time, amend the PRSU Plan for the purposes of: (i) making any amendments to the general vesting provisions of each award, (ii) making any amendments to the provisions related to the termination of employment or services, (iii) adding covenants of the Company for the protection of Participants, provided that the Board will be of the good faith opinion that such additions will not be prejudicial to the rights or interests of the Participants, (iv) making any amendments not inconsistent with the PRSU Plan as may be necessary or desirable, including amendments due to changes in law, provided that such amendments are not prejudicial to the interests of the Participants, or (v) making any changes or corrections to cure or correct any ambiguity, defect, inconsistency, omission, mistake, or manifest error, provided that such changes or corrections are not prejudicial to the rights and interests of the Participants. Notwithstanding the foregoing, the Board may not, without stock exchange and shareholder approval, amend the PRSU Plan to: (i) increase the number of shares of Common Stock issuable under the PRSU Plan or (ii) increase the number of shares of Common Stock issuable to insiders, except as otherwise provided in the PRSU Plan to permit the Board to make adjustments in the event of transactions affecting the Company or its capital, or (iii) amending the provisions related to the amendment of the PRSU Plan.

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

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market. More recently, we have made the strategic decision to enter the psychedelic market by entering into a strategic partnership agreement with atai Life Sciences. The Company has applied and is operating under a CDMO business model. As a full service CDMO, we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical R&D, clinical monitoring, regulatory support, tech transfer, manufacturing scale-up and commercial manufacturing.

Our business strategy is to leverage our proprietary drug delivery technologies and develop pharmaceutical products with tangible benefits for patients, for our partners and, once a developed product launches, retain the exclusive manufacturing rights.

Our primary growth strategy is based on providing CDMO services to the pharmaceutical industry. In order to successfully execute our business strategy, it will be essential to create and maintain a fully compliant manufacturing environment capable of meeting customer expectations regarding cGMP compliance and manufacturing capacity.

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

Product Opportunities that provide Tangible Patient Benefits

We offer our services to develop oral film products leveraging our VersaFilm™ technology that provide tangible patient benefits versus existing drug delivery forms. Patients with difficulties swallowing medication, pediatrics or geriatrics may benefit from oral films due to the ease of use. Similarly, we are working on oral films to improve bio-availability and/or response time versus existing drugs and thereby reducing side effects. We have also identified the Animal Health sector, particularly the companion animal segment, as an area where our proprietary oral film technology can significantly improve the administration of medication to animals.

Development of New Drug Delivery Technologies

The rapidly disintegrating film technology contained in our VersaFilm™, is an example of our efforts to develop alternate technology platforms. As we work with various partners on different products, we seek opportunities to develop new proprietary technologies.

Corporate

On January 9, 2023, the Company announced that its wholly-owned subsidiary, IntelGenx Corp., received a third term loan in the amount of U.S. $3 million pursuant to its amended and restated secured loan agreement with atai Life Sciences. The obligations under the Third Loan are guaranteed by the Company.

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

On April 27, 2023, we announced that we received conditional approval from the Toronto Stock Exchange to extend the expiry date of warrants originally issued to Cantone Research Inc. on August 5, 2021. The 613,000 Broker Warrants are exercisable for shares of common stock of the Company at a price of US$0.40 per Share and are set to expire on August 4, 2023. Effective May 8, 2023, the expiry date of such Broker Warrants was extended by an additional 12 months to August 4, 2024. All other terms of the Broker Warrants, including the exercise price, remain unchanged. The Company and Cantone Research Inc. are dealing at arm's length.

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

Pursuant to the Offering, (i) United States subscribers could subscribe for Units (the "US Units") at a price of US$1,000 per US Unit, each US Unit being comprised of a US$1,000 principal amount convertible promissory note (the "US Notes") and 5,405 common stock purchase warrants (the "US Warrants").

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

Call Option

On September 30, 2023, the Company and atai agreed, subject to obtaining TSX approval and the Shareholder Approvals (as defined below), to enter into an amendment (the "Subscription Agreement Amendment") to the subscription agreement entered into by and between the Company and atai in connection with the Offering to provide atai with the right (the "Call Option") to purchase up to an additional 7,401 US Units (the "Call Option Units") at any time prior to August 31, 2026. The Call Option Units, to the extent atai exercises the Call Option in whole or in part, will be issued on the same terms as the US Units, including with respect to the US Conversion Price, maturity date, interest rate and the number of warrants issued in connection therewith. The Subscription Agreement Amendment provides that the issuance of any Call Option Units will result in a corresponding reduction in atai's remaining purchase right pursuant to the amended and restated securities purchase agreement dated May 14, 2021, which such right to be reduced by the number of Shares issuable upon the conversion of the principal amount outstanding under such issued Call Option Units.

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

The Company obtained the Shareholder Approvals at the special meeting of Shareholders held on November 28, 2023. The shareholders voted to approve all proposals related to financing transactions involving atai previously disclosed by the Company on August 31, 2023.

On December 5, 2023, the Company announced the closing of the previously announced subsequent non-brokered private placement (the "Subsequent atai Subscription") of 750 units ("US Units") with atai Life Sciences AG ("atai") for aggregate gross proceeds of US$750,000, on the same terms as the August 31, 2023, offering of units (the "Initial Offering" and together with the Subsequent atai Subscription, the "Offering"), following the Shareholder Approvals (as defined below) obtained at the special meeting held on November 28, 2023 (the "Special Meeting").

atai, a significant shareholder and partner of the Company, subscribed, on the date hereof, for 750 US Units at a price of US$1,000 per US Unit, each US Unit being comprised of a US$1,000 principal amount convertible promissory note (the "US Notes") and 5,405 common stock purchase warrants (the "US Warrants"). The US Notes are convertible into shares of common stock of the Company (the "Shares") at the option of atai at a price of US$0.185 (the "US Conversion Price") at anytime following their issuance up to and including August 31, 2026, and bear interest at 12% per annum, payable quarterly, in arrears. The US Warrants entitle atai to purchase Shares at a price of US$0.26 per Share until December 4, 2026.

On March 11, 2024, the Company announced that it entered into a third amended and restated loan agreement dated as of March 8, 2024 (amending the second amended and restated loan agreement dated as of September 30, 2023) (the "Loan Agreement") with atai, pursuant to which, among other things, atai has agreed to make (i) one (1) additional term loan in the amount of US$1,000,000, which loan is to be disbursed within three (3) business days of the execution of the Loan Agreement (the "First Tranche Loan"), and (ii) one (1) additional term loan in the amount of US$1,000,000, which loan is to be disbursed upon the achievement of a pre-defined milestone (the "Second Tranche Loan" and collectively with the Second Tranche Loan, the "Additional Term Loans"). The Additional Term Loans will mature on February 1, 2026.

Subject to obtaining approval from the Toronto Stock Exchange (the "TSX"), the Loan Agreement provides for the ability for atai to convert (the "Conversion Feature"), from time to time, (i) the principal outstanding under the First Tranche Loan into shares of common stock of the Company (the "Shares") at a conversion price of US$0.185 per Share (the "Conversion Price"), and (ii) the principal outstanding under the Second Tranche Loan into Shares at a conversion price equal to the greater of (a) the Conversion Price and (b) the 5-day volume-weighted average price (the "5-day VWAP") of the Shares on the TSX ending on the day preceding the disbursement by atai of the Second Tranche Loan to the Company or IntelGenx, less the maximum permissible discount under the applicable TSX rules.

Additionally, and subject to approval of the TSX, the Company may elect, with the consent of atai, to pay any accrued but unpaid interest on the Additional Term Loans in Shares at a price per Share equal to the 5-day VWAP of the Shares ending on the day that is the second business day before the day the interest becomes due and payable, less the maximum permissible discount under the applicable TSX rules.

Concurrently to entering into the Loan Agreement, the Company has issued 4,000,000 warrants (the "Warrants") to atai. The Warrants entitle atai to purchase Shares at a price of US$0.17 per Share, for a period of 36 months following their issuance.

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

Currency Rate Fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the fiscal year ended December 31, 2023 report an accumulated other comprehensive loss due to foreign currency translation adjustments of $2,453 primarily due to the fluctuation in the rates used to prepare our financial statements, $219 of which negatively impacted our comprehensive loss for the fiscal year ended December 31, 2023. The following Management Discussion and Analysis takes this into consideration whenever material.

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

IntelGenx obtains its Adjusted EBITDA measurement by adding / (deducting) to comprehensive loss, finance income and costs, depreciation and amortization, income taxes and foreign currency translation adjustment incurred during the period. IntelGenx also excludes the effects of certain non-monetary transactions recorded, such as share-based compensation, for its Adjusted EBITDA calculation. We believe it is useful to exclude these items, as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily nonrecurring. Share-based compensation costs are a component of employee and consultant's remuneration and can vary significantly with changes in the market price of our shares. Foreign currency translation adjustments are a component of other comprehensive income and can vary significantly with currency fluctuations from one period to another. In addition, other items that do not impact our core operating performance may vary significantly from one period to another. As such, Adjusted EBITDA provides improved continuity with respect to the comparison of our operating results over a period of time. Our method for calculating Adjusted EBITDA may differ from that used by other corporations.

Reconciliation of Non-U.S.-GAAP Financial Information

	Three-month period		Twelve-month period
	ended December 31,		ended December 31,

In U.S.$ thousands	2023	2022	2023	2022
	$	$	$	$
Comprehensive loss	(1,666)	(2,314)	(10,146)	(11,553)
Add (deduct):
Depreciation	179	190	766	777
Finance costs	570	218	1,625	1,281
Gain on debt extinguishment	(1,148)	-	(1,148)	-
Finance income	(13)	(2)	(41)	(4)
Share-based compensation	106	19	389	113
Other comprehensive loss (income)	286	(430)	219	863

Adjusted EBITDA Loss	(1,686)	(2,319)	(8,336)	(8,523)

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA (Loss))

Adjusted EBITDA Loss improved by $633 for the three-month period ended December 31, 2023 to ($1,686) compared to ($2,319) for the three-month period ended December 31, 2022. Adjusted EBITDA Loss improved by $187 for the twelve-month period ended December 31, 2023 to ($8,336) compared to ($8,523) for the twelve-month period ended December 31, 2022. The improvement in Adjusted EBITDA Loss of $633 for the three‐month period ended December 31, 2023 is mainly attributable to an increase in revenues of $253 and a decrease in SG&A expenses of $472 before consideration of stock-based compensation, offset by increases in Manufacturing expenses of $61 before consideration of stock-based compensation, and R&D expenses of $31 before consideration of stock-based compensation. The improvement of Adjusted EBITDA Loss of $187 for the twelve-month period ended December 31, 2023 is mainly attributable to an increase in revenues of $89, and decreases in SG&A expenses of $238 before consideration of stock-based compensation, and Manufacturing expenses of $112 before consideration of stock-based compensation, offset by an increase in R&D expenses of $252 before consideration of stock-based compensation.

Results of operations for the three-month and twelve-month periods ended December 31, 2023 compared with the three-month and twelve-month periods ended December 31, 2022.

	Three-month period		Three-month period
	ended December 31,		ended December 31,

In U.S.$ thousands	2023	2022	2023	2022

Revenue	$426	$173	$1,039	$950

Research and Development Expenses	771	742	3,274	3,031

Manufacturing Expenses	541	477	1,733	1,858

Selling, General and Administrative Expenses	906	1,292	4,757	4,697

Depreciation of tangible assets	179	190	766	777

Operating Loss	(1,971)	(2,528)	(9,491)	(9,413)

Net Loss	(1,380)	(2,744)	(9,927)	(10,690)

Comprehensive Loss	(1,666)	(2,314)	(10,146)	(11,553)

Revenue

Total revenues for the three-month period ended December 31, 2023 amounted to $426, representing an increase of $253 or 146% compared to $173 for the three-month period ended December 31, 2022. Total revenues for the twelve-month period ended December 31, 2023 amounted to $1,039 representing an increase of $89 or 9% compared to $950 for the twelve-month period ended December 31, 2022. The increase for the three-month period ended December 31, 2023 compared to the last year's corresponding period is mainly attributable to an increase in R&D Revenues of $255. The increase for the twelve-month period ended December 31, 2023 compared to the last year's corresponding period is attributable to increases in R&D Milestone Revenue of $125 and R&D Revenues of $60, offset by decreases in Product Revenues of $78 and Royalties on Product Sales of $18.

Research and development expenses

R&D expenses for the three-month period ended December 31, 2023 amounted to $771, representing an increase of $29 or 4%, compared to $742 for the three-month period ended December 31, 2022. R&D expenses for the twelve-month period ended December 31, 2023 amounted to $3,274, representing an increase of $243 or 8%, compared to $3,031 recorded in the same period of 2022.

The increase in R&D expenses for the three-month period ended December 31, 2023 is mainly attributable to increases in the allocation of the 20% credit of $116 as per the strategic development agreement with atai, lab supplies of $24, patent expenses of $20 and salary expenses of $5, offset by decreases in study costs of $117 and consulting fees of $23.

The increase in R&D expenses for the twelve-month period ended December 31, 2023 is mainly attributable to increases in the allocation of the 20% credit of $250 as per the strategic development agreement with atai, salary expenses of $92 due to hiring, study costs of $39, and patent expenses of $32, offset by decreases in analytical costs of $77, consulting fees of $54, and an increase in R&D estimated tax credits of $36.

In the twelve-month period ended December 31, 2023 we recorded estimated Research and Development Tax Credits of $154, compared with $118 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended December 31, 2023 amounted to $541, representing an increase of $64 or 13%, compared to $477 for the three-month period ended December 31, 2022. Manufacturing expenses for the twelve-month period ended December 31, 2023 amounted to $1,733 representing a decrease of $125 or 7%, compared to $1,858 for the twelve-month period ended December 31, 2022.

The increase in Manufacturing expenses for the three-month period ended December 31, 2023 is mainly attributable to increases in salary expenses of $51 due to hiring, repairs and maintenance of $24, and supplies and consumables of $18, offset by decreases in quality expenses of $21 and consulting fees of $17.

The decrease in Manufacturing expenses for the twelve-month period ended December 31, 2023 is mainly attributable to decreases in salary expenses of $90 due to employee departures and allocation to R&D expenses, quality expenses of $38, repairs and maintenance of $16 and consulting fees of $11, offset by an increase in storage costs of $32.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended December 31, 2023 amounted to $906, representing a decrease of $386 or 30%, compared to $1,292 for the three-month period ended December 31, 2022. SG&A expenses for the twelve-month period ended December 31, 2023 amounted to $4,757, representing an increase of $60 or 1%, compared to $4,697 recorded in the same period of 2022.

The decreases in SG&A expenses for the three-month period ended December 31, 2023 is mainly attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $357 and professional fees of $135, offset by increases in business development expenses of $39, investor relations expenses of $39, rent expense of $12, and travel expenses of $12.

The increase in SG&A expenses for the twelve-month period ended December 31, 2023 is attributable to increases in salary and compensation expenses of $790 (mainly attributable to stock-based compensation expense of $368, and hiring of new officers), investor relations expenses of $131, insurance expense of $73, business development expenses of $23, and rent expense of $15, offset by the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $634 and a decrease in professional fees of $338.

Depreciation of tangible assets

In the three-month period ended December 31, 2023 we recorded an expense of $179 for the depreciation of tangible assets, compared with an expense of $190 thousand for the same period of the previous year. In the twelve-month period ended December 31, 2023 we recorded an expense of $766 for the depreciation of tangible assets, compared with an expense of $777 for the same period of the previous year.

Share-based compensation expense, warrants and stock based payments

Share-based compensation warrants and share-based payments expense for the three-month period ended December 31, 2023 amounted to $106 compared to $19 for the three-month period ended December 31, 2022. Share-based compensation warrants and share-based payments expense for the twelve-month period ended December 31, 2023 amounted to $389 compared to $113 for the twelve-month period ended December 31, 2022.

We expensed approximately $377 in the twelve-month period ended December 31, 2023 for options granted to our employees in 2022 and 2023 under the 2016 Stock Option Plans and $12 for options granted to consultants, compared with $101 and $12, respectively that was expensed in the same period of the previous year.

There remains approximately $472 in stock-based compensation to be expensed in fiscal 2024 through 2027, of which $Nil relates to the issuance of options to a consultant. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense

Key items from the balance sheet

	December 31, 2023	December 31, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Current Assets	$3,441	$3,788	$(347)	(9%)

Leasehold improvements and Equipment, net	3,958	4,425	(467)	(11%)

Security Deposits	250	245	5	2%

Operating lease right-of-use asset	633	732	(99)	(14%)

Current Liabilities (excluding convertible notes)	5,866	2,374	3,492	147%

Long-term debt	7,401	5,500	1,901	35%

Convertible notes	6,995	4,272	2,723	64%

Operating lease liability	230	425	(195)	(46%)

Finance lease liability	37	42	(5)	(12%)

Capital Stock	1	1	0	0%

Additional Paid-in Capital	68,662	67,340	1,322	2%

Going concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2023, the Company had cash totaling approximately $2,282. The Company does not have sufficient existing cash to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

  Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

  Raise funding through the Regulation A offering.

  Raise funding through debt financing.

  Continue to seek partners to advance product pipeline.

  Expand oral film manufacturing activities.

  Continue to contract oral film manufacturing activities.

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

Current assets

Current assets totaled $3,441 at December 31, 2023 compared with $3,788 at December 31, 2022. The decrease of $347 is attributable to decreases in short-term investments of $1,317, security deposits of $119, and accounts receivable of $87, offset by increases in cash of $1,072, prepaid expenses of $86, investment tax credits receivable of $9, and inventory of $9.

Cash

Cash totaled $2,282 as at December 31, 2023 representing an increase of $1,072 compared with the balance of $1,210 as at December 31, 2022. The increase in cash on hand relates to net cash provided by financing activities of $6,776, and net cash provided by investing activities of $1,059, offset by net cash used in operating activities of $6,410 and a negative effect of foreign exchange of $353.

Short term investments

Short term investments totaled $Nil as at December 31, 2023, representing a decrease of $1,317 compared with the balance of $1,317 as at December 31, 2022. The decrease in short term investments is attributable to the redemption of investments to fund operations.

Accounts receivable

Accounts receivable totaled $622 as at December 31, 2023 representing a decrease of $87 compared with the balance of $709 as at December 31, 2022. The decrease is related to the collection of receivables offset by the invoicing of revenues incurred in the three-month period ended December 31, 2023.

Prepaid expenses

As at December 31, 2023, prepaid expenses totaled $223 compared with $137 as of December 31, 2022. The increase may be explained by advance payments made in December 2023.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $168 as at December 31, 2023 compared with $159 as at December 31, 2022. The increase is attributable to the accrual estimated and recorded for the year ended December 31, 2023, offset by the collection of the 2022 amount.

Leasehold improvements and equipment

As at December 31, 2023, the net book value of leasehold improvements and equipment amounted to $3,958, compared to $4,425 as at December 31, 2022. In the year ended December 31, 2023, additions to assets totaled $180 and mainly comprised of $89 for manufacturing equipment, $66 for laboratory and office equipment, $20 for leasehold improvements, and variation of foreign exchange fluctuation, offset by depreciation expense of $766.

Security deposit

A security deposit in the amount of CA$300 ($226) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at December 31, 2023. Security deposits in the amount of CA$26 ($20) for utilities and CA$5 ($4) for Cannabis license were also recorded as at December 31, 2023. Security deposit in the amount of CA$75 ($100) for Company credit cards was also recorded as at December 31, 2023 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $2,661 as at December 31, 2023 (December 31, 2022 - $1,523). The increase is mainly attributable to increases in trade payables and payroll related accruals as at December 31, 2023.

Accrued interest expense

Accrued interest expense totaled $1,249 as at December 31, 2023 (December 31, 200 - $579). The increase is attributable to the fact that the interest expense has not been paid.

Term loan

Term loan totaled $500 as at December 31, 2023 compared with $Nil as at December 31, 2022. Atai has granted to the Company a secured term loan for $500, bearing interest at 14%. Principal of and interest on this Term Loan from time to time outstanding shall be due and payable from thirty five percent (35%) of the proceeds of each closing of equity financing until the principal balance and any outstanding balance is paid in full. Regardless of whether any closing of equity financing occurs, the outstanding and remaining principal balance and interest on this term loan shall be due and payable by December 31, 2024. The interest for the year ended December 31, 2023 amounts to $5 and is recorded in financing and interest expense (2022 - $Nil).

Loan payable

Loan payable totaled $7,401 as at December 31, 2023 compared with $5,500 as at December 31, 2022. atai has granted to the Company a secured loan in the amount of $8,500, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

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

On September 30, 2023, the Company and atai also agreed, subject to obtaining TSX and Shareholders approval, to enter into a second amendment to the Loan Agreement (the "Second Amendment") to provide, among other things, for the ability for atai to convert the principal and accrued interest outstanding under the Loan Agreement into Shares. On November 28, 2023, the Company announced shareholder approvals of the financing transactions. As a result, atai has the ability to convert the principal and accrued interest under the Loan Agreement into shares of common stock of the Company (the "Shares") at a price of US$0.185 (the "US Conversion Price"). This transaction is accounted for as an extinguishment and the debt was re-measured at fair value on November 28, 2023. This re-measurement resulted in a gain on extinguishment in the amount of $1,148 recognized in finance and interest income.

The loan bears interest at 8% and is convertible into shares of common stock of the Company. The interest for the year ended December 31, 2023 amounts to $671 and is recorded in financing and interest expense (2022 - $423). The accretion expense for the year ended December 31, 2023 amounts to $86 (2022: $Nil). Atai is an insider of the Company as a result of its beneficial ownership of, or control or discretion over, directly or indirectly, greater than 10% of the outstanding Shares.

Convertible notes

Convertible notes totaled $6,995 as at December 31, 2023 as compared to $4,272 as at December 31, 2022. The convertible notes have been recorded as a liability. As at December 31, 2023, convertible notes in the amount of $2,557 (2022 - $Nil) were classified as short-term. The accretion expense for the year ended December 31, 2023 amounts to $287 compared to $175 for the comparative period in 2022. The interest on the convertible notes for the year ended December 31, 2023 amounts to $535 ($380 in 2022) and is recorded in Financing and interest expense.

Shareholders' deficit

As at December 31, 2023, we had accumulated a deficit of $78,457 compared with an accumulated deficit of $68,530 as at December 31, 2022. Total assets amounted to $8,282 and shareholders' deficit totaled $12,247 as at December 31, 2023, compared with total assets and shareholders' deficit of $9,190 and $3,423 respectively, as at December 31, 2022.

Capital stock

As at December 31, 2023 capital stock amounted to $1.746 (December 31, 2022: $1.746). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $68,662 as at December 31, 2023, as compared to $67,340 at December 31, 2022. Additional paid in capital increased by $1,322. The increase is due to the value of the atai warrants in connection with the private placement of $912, the value of the Agents' warrants in connection with the March 2023 private placement of $19, stock-based compensation attributable to the amortization of stock options of $389, and $2 for stock options exercised.

Taxation

As at December 31, 2023, the date of our latest annual tax return, we had Canadian and provincial net operating losses of approximately $52,703 (December 31, 2022: $45,041) and $63,394 (December 31, 2022: $52,004) respectively, which may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2026 and 2043. A portion of the net operating losses may expire before they can be utilized.

As at December 31, 2023, the Company had non-refundable tax credits of $3,391 thousand (2022: $3,004 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $170 thousand is expiring in 2028, $149 thousand is expiring in 2029, $127 thousand is expiring in 2030, $136 thousand is expiring in 2031, $170 thousand is expiring in 2032, $113 thousand is expiring in 2033, $86 thousand expiring in 2034, $101 thousand is expiring in 2035, $139 thousand expiring in 2036, $265 thousand is expiring in 2037, $572 thousand expiring in 2038, $346 thousand expiring in 2039, $226 thousand expiring in 2040, $231 thousand expiring in 2041, $270 thousand expiring in 2042, and $272 thousand expiring in 2043, and undeducted research and development expenses of $19,142 thousand (2022: $17,031 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

In U.S.$ thousands	December 31, 2023	December 31, 2022	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(6,525)	$(9,516)	$2,991	(31%)
Financing Activities	6,776	2,965	3,811	129%
Investing Activities	1,174	3,509	(2,335)	(67%)
Cash - end of period	2,282	1,210	1,072	89%

Statement of cash flows

Net cash used in operating activities was $6,525 for the year ended December 31, 2023, compared to net cash used by operating activities of $9,516 for the year ended December 31, 2022. For the year ended December 31, 2023, net cash used by operating activities consisted of a net loss of ($9,927) (2022: $10,690) before depreciation, stock-based compensation, accretion expense, DSU expense, interest paid by issuance of Common Stock, gain on debt extinguishment, and lease non-cash expense in the amount of $407 (2022: $1,228) and an increase in non-cash operating elements of working capital of $2,995 compared with a decrease of $54 for the year ended December 31, 2022.

The net cash provided by financing activities was $6,776 for the year ended December 31, 2023, compared to net cash provided by financing activities of $2,965 for the year ended December 31, 2022. For the year ended December 31, 2023, an amount of $3,000 derives from the issuance of a loan, an amount of $500 derives from the issuance of a term loan, an amount of $2,970 derives from the proceeds from atai private placement, an amount of $697 derives from net proceeds from convertible notes, and an amount of $2 derives from proceeds from exercise of stock options, offset by finance lease payments of $58, transaction costs related to atai private placement of $258, transactions costs related to the convertible notes of $40 and the transaction costs related to the debt extinguishment of $37. For the year ended December 31, 2022, an amount of $3,000 derives from the issuance of loan, offset by finance lease payments of $35.

Net cash provided by investing activities amounted to $1,174 for the year ended December 31, 2023 compared to net cash provided by investing activities of $3,509 for the year ended December 31, 2022. The net cash provided by investing activities for the year ended December 31, 2023 relates to the redemption of short-term investments of $1,354 (2022: $9,519), offset by the acquisition of short-term investments of $Nil (2022: $5,739) and the purchase of leasehold improvements and equipment of $180 (2022: $271).

The balance of cash as at December 31, 2023 amounted to $2,282, compared to $1,210 at December 31, 2022.

Commitments

On April 24, 2015, we entered into an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Québec. The lease has a 10 year and 6-month term commencing September 1, 2015. IntelGenx has retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$128 thousand (approximately $97 thousand) per year.

On March 6, 2017, IntelGenx executed an agreement to lease approximately an additional 11,000 square feet in a property located at 6410 Abrams, St-Laurent, Quebec. The Lease has an 8 year and 5-month term commencing on October 1, 2017 and IntelGenx has retained two options to extend the Lease, with each option being for an additional five years. Under the terms of the Lease we will be required to pay base rent of approximately CA$82 thousand (approximately $62 thousand) per year.

On August 31, 2021, we entered into an agreement to lease additional approximately 15,000 square feet in a property located at 6400 Abrams, St-Laurent, Québec. The lease has a 4 year and 6-month term commencing September 1, 2021 and we have retained two options to extend the lease, with each option being for an additional five years. Under the terms of the lease we are required to pay base rent of approximately CA$152 thousand (approximately $115 thousand) per year.

The aggregate minimum rentals, exclusive of other occupancy charges, for property leases expiring in 2026, are approximately $592 thousand, as follows:

2024	273
2025	273
2026	46

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The aggregate minimum lease payments for laboratory equipment are approximately $130 thousand, as follows:

2024	93
2025	37

IT Infrastructure

We have an IT Infrastructure Disaster Recovery Plan in place. In the event of a disaster (cyber attack), a full recovery of our IT system is estimated to be recovered within a week. During the year ended December 31, 2022, the disaster recovery plans were tested. All recovery tests were successful.

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $322 (including interest and penalties of $35), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $287 and net earnings would decrease by $287.

Subsequent events

Subsequent to the end of the year on January 29, 2024, the Company granted 1,354,268 RSUs to certain employees and directors.

On February 20, 2024, the Company announced the launch of a Regulation A offering of up to 2,000,000 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock"), par value $0.00001 per share, at an offering price of $10.00 per share (the "Offering"), for a maximum Offering amount of $20,000,000.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.20 per share each quarter, or 8% per year. Each share of Series A Preferred Stock will be convertible into twenty (20) shares of our common stock ("Common Stock) at the option of the holder, subject to certain conditions in accordance with the requirements of the Toronto Stock Exchange. Commencing on the fifth anniversary of the initial closing of this offering and continuing indefinitely thereafter, the Company shall have a right to call for redemption the outstanding shares of the Series A Preferred Stock at a call price equal to 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of the Series A Preferred Stock shall have a right to sell the shares of Series A Preferred Stock held by such holder back to the Company at a price equal to 150% of the original issue purchase price of such shares. The Series A Preferred Stock being offered will rank, as to dividend rights and rights upon the Company's liquidation, dissolution, or winding up, senior to the Common Stock.

On March 11, 2024, the Company announced that it entered into a third amended and restated loan agreement dated as of March 8, 2024 (amending the second amended and restated loan agreement dated as of September 30, 2023) (the "Loan Agreement") with atai, pursuant to which, among other things, atai has agreed to make (i) one (1) additional term loan in the amount of US$1,000,000, which loan is to be disbursed within three (3) business days of the execution of the Loan Agreement (the "First Tranche Loan"), and (ii) one (1) additional term loan in the amount of US$1,000,000, which loan is to be disbursed upon the achievement of a pre-defined milestone (the "Second Tranche Loan" and collectively with the Second Tranche Loan, the "Additional Term Loans"). The Additional Term Loans will mature on February 1, 2026.

Subject to obtaining approval from the Toronto Stock Exchange (the "TSX"), the Loan Agreement provides for the ability for atai to convert (the "Conversion Feature"), from time to time, (i) the principal outstanding under the First Tranche Loan into shares of common stock of the Company (the "Shares") at a conversion price of US$0.185 per Share (the "Conversion Price"), and (ii) the principal outstanding under the Second Tranche Loan into Shares at a conversion price equal to the greater of (a) the Conversion Price and (b) the 5-day volume-weighted average price (the "5-day VWAP") of the Shares on the TSX ending on the day preceding the disbursement by atai of the Second Tranche Loan to the Company or IntelGenx, less the maximum permissible discount under the applicable TSX rules.

Additionally, and subject to approval of the TSX, the Company may elect, with the consent of atai, to pay any accrued but unpaid interest on the Additional Term Loans in Shares at a price per Share equal to the 5-day VWAP of the Shares ending on the day that is the second business day before the day the interest becomes due and payable, less the maximum permissible discount under the applicable TSX rules.

Concurrently to entering into the Loan Agreement, the Company has issued 4,000,000 warrants (the "Warrants") to atai. The Warrants entitle atai to purchase Shares at a price of US$0.17 per Share, for a period of 36 months following their issuance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our processes and assessment, as described above, management has concluded that, as of December 31, 2023 our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC, as the Company qualifies as a "smaller reporting company".

ITEM 9B. OTHER INFORMATION

Trading Plans

None.

ITEM 9C. DISCLOSURE REGRADING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers, audit committee and corporate governance is incorporated by reference herein from the 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management, and the equity compensation plan information, is incorporated by reference herein from the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from the 2024 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under "Audit Fees" in the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II "Financial Statements and Supplementary Data:

A.  Report of Independent Registered Public Accounting Firm Richter LLP, PCAOB ID# 989, Montreal, Quebec

B. Consolidated Balance Sheets as of December 31, 2023 and 2022.

C.  Consolidated Statements of Shareholders' Equity for the years ended of December 31, 2023 and 2022.

D.  Consolidated Statements of Comprehensive Loss for the years ended of December 31, 2023 and 2022.

E.  Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

F. Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Selling Agency Agreement, dated February 14, 2024, between IntelGenx Technologies Corp. and Digital Offering, LLC (incorporated by reference to the Form 8-K filed on February 20, 2024)

2.1	Share exchange agreement dated April 10, 2006 (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

3.1	Certificate of Incorporation (incorporated by reference to the Form SB-2 (File No. 333-90149) filed on November 16, 1999)

3.2	Amendment to the Certificate of Incorporation (incorporated by reference to amendment No. 2 to Form SB-2 (File No. 333-135591) filed on August 28, 2006)

3.3	Amendment to the Certificate of Incorporation (incorporated by reference to the Form DEF 14C filed on April 20, 2007)

3.4	Amendment to the Certificate of Incorporation (incorporated by reference to the Form S-1/A filed on May 12, 2017)

3.5	Third Amended and Restated By-Laws (incorporated by reference to the Form 8-K filed on March 21, 2022)

3.6	Amendment to the Certificate of Incorporation (incorporated by reference to the Form 8-K filed on November 28, 2023)

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Cumulative Preferred Stock dated February 8, 2024 (incorporated by reference to the Form 8-K filed on February 14, 2024)

4.1	Trust Indenture with TSX Trust Company, dated July 12, 2017 (incorporated by reference to the Form 8-K filed on July 12, 2017)

4.2	Warrant Indenture dated February 11, 2020 (incorporated by reference to the Form 8-K filed on February 12, 2020)

4.3	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Form 10-K filed on March 26, 2020)

4.4	Second Supplemental Trust Indenture, June 25, 2020.(incorporated by reference to the Form 8-K on December 23, 2020)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K filed on August 31, 2023)

9.1	Voting Trust agreement (incorporated by reference to the Form 8-K/A filed on May 5, 2006)

10.1+	Horst Zerbe employment agreement dated October 1, 2014 (incorporated by reference to the Form 10-Q filed on November 12, 2014)

10.2	Registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.3	Principal's registration rights agreement (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

10.4+	2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 21, 2006)

10.5+	Amended and Restated 2006 Stock Option Plan, May 29, 2008 (incorporated by reference to the Form 10-K filed on March 25, 2009)

10.6+	Amended and Restated 2006 Stock Option Plan (incorporated by reference to the Form S-8 filed on November 15, 2010)

10.8	Second Amended 2016 Stock Option Plan, July 16, 2020 (incorporated by reference to the Form 8-K on July 17, 2020)

10.9+	Employment Agreement Andre Godin, July 2015 (incorporated by reference to the Form 8-K filed on July 20, 2015)

10.10+	Employment Agreement Nadine Paiement, January 2016 (incorporated by reference to the Form 10-K filed on March 30, 2016)

10.11+	2016 Stock Option Plan May, 11 2016 (incorporated by reference to the Form S-8 Registration Statement filed on August 3, 2016)

10.12	Amended Principal's Registration Rights Agreement, November 8, 2016 (incorporated by reference to Form 10-Q filed on November 10, 2016)

10.13	Agency Agreement dated June 28, 2017 (incorporated by reference to the Form 8-K filed on July 5, 2017)

10.14+	Deferred Share Unit Plan for non-employee directors (incorporated by reference to the Form 10-K filed on March 29, 2018)

10.15	Placement Agent Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.16	Form of Warrant dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.17	Form of Securities Purchase Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.18	Form of Registration Rights Agreement dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.19	Form of Note dated May 8, 2018 (incorporated by reference to the Form 8-K filed on May 10, 2018)

10.20	Placement Agent Agreement between the Company and H.C. Wainwright & Co., LLC dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)

10.21	Placement Agent Agreement between the Company and Echelon Wealth Partners Inc. dated October 18, 2018 (incorporated by reference to the Form 8-K filed on October 22, 2018)

10.22	Form of Warrant (incorporated by reference to the Form 8-K on October 22, 2018)

10.23	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K filed on October 22, 2018)

10.24	Form of Agent Warrant (incorporated by reference to the Form S-1/A on filed on January 30, 2020)

10.25	Agency Agreement dated January 27, 2020 (incorporated by reference to the Form 8-K filed on January 29, 2020)

10.26	Loan Agreement dated March 9, 2021 (incorporated by reference to the Form 10-K filed on March 25, 2021)

10.27[#]	Strategic Development Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021) ,

10.28±	Securities Purchase Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021)

10.29	Purchaser Rights Agreement dated March 14, 2021(incorporated by reference to the Form 10-K filed on March 25, 2021)

10.30	Amended and Restated Securities Purchase Agreement dated May 14, 2021 (incorporated by reference to the Form 8-K filed on May 17, 2021)

10.31	First Amendment to Loan Agreement dated May 14, 2021 (incorporated by reference to the Form 8-K filed on May 17, 2021)

10.32	Amendment No. 1 to 6% Subordinated Convertible Unsecured Promissory Note dated May 24, 2021 (incorporated by reference to the Form 8-K filed on May 25, 2021)

10.33	Form of Initial Warrant dated May 14, 2021 (incorporated by reference to the Form 10-Q filed on August 4, 2021)

10.34	Form of Additional Unit Warrant dated May 14, 2021 (incorporated by reference to the Form 10-Q filed on August 4, 2021)

10.35	Form of Note (incorporated by reference to the Form 8-K filed on August 11, 2021)

10.36	Second Amended and Restated Loan Agreement between IntelGenx Technologies Corp. and ATAI Life Sciences AG, dated September 30, 2023 (incorporated by reference to the Form 8-K filed on October 12, 2023)

10.37	Form of Note (incorporated by reference to the Form 8-K filed on March 24, 2023)

10.38+	Employment Agreement between IntelGenx Corp. and Dwight Gorham dated April 13, 2023 (incorporated by reference to the Form 8-K filed on April 18, 2023)

10.39	Form of 12% Convertible Promissory Note (incorporated by reference to the Form 8-K filed on August 31, 2023)

10.40	First Amendment to the Amended and Restated Loan Agreement between IntelGenx Technologies Corp. and ATAI Life Sciences AG dated August 31, 2023 (incorporated by reference to the Form 8-K filed on August 31, 2023)

10.41	Second Amended and Restated Loan Agreement between IntelGenx Technologies Corp. and ATAI Life Sciences AG, dated September 30, 2023 (incorporated by reference to the Form 8-K filed on October 12, 2023)

21.1	Subsidiaries of the small business issuer (incorporated by reference to the Form SB-2 (File No. 333-135591) filed on July 3, 2006)

23.1*	Consent of Richter LLP

31.1*	Certification of Dwight Gorham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andre Godin, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Dwight Gorham, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Andre Godin, President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 21, 2024, thereunto duly authorized.

INTELGENX TECHNOLOGIES CORP.

By:	/s/ Dwight Gorham
Dwight Gorham
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Andre Godin
Andre Godin
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

By: /s/ Dwight Gorham	Chief Executive Officer	March 21, 2024
Dwight Gorham

By: /s/Andre Godin	President and Chief Financial Officer	March 21, 2024
Andre Godin

By: /s/ Horst G. Zerbe	Director, Chairman of the Board	March 21, 2024
Horst G. Zerbe

By: /s/Bernd Melchers	Director	March 21, 2024
Bernd J. Melchers

By: /s/Clemens Mayr	Director	March 21, 2024
Clemens Mayr

By: /s/Mark Nawacki	Director	March 21, 2024
Mark Nawacki

By: /s/ Monika Trzcinska	Director	March 21, 2024
Monika Trzcinsk

By: /s/ Sahil Kirpekar	Director	March 21, 2024
Sahil Kirpekar

By: /s/Ryan Barrett	Director	March 21, 2024
Ryan Barrett

IntelGenx Technologies Corp.

Consolidated Financial Statements

December 31, 2023 and 2022

(Expressed in U.S. Funds)

IntelGenx Technologies Corp.

Consolidated Financial Statements

December 31, 2023 and 2022

(Expressed in U.S. Funds)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IntelGenx Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IntelGenx Technologies Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States ("US GAAP").

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

MONTRÉAL ____ 1981 McGill College Montréal QC H3A 0G6 514.934.3400	TORONTO ____ 181 Bay St., #3320 Bay Wellington Tower Toronto ON M5J 2T3 416.488.2345	CHICAGO ____ 200 South Wacker Dr., #3100 Chicago, IL 60606 312.828.0800	RICHTER.CA

RICHTER BUREAU FAMILIAL | D'AFFAIRES RICHTER BUSINESS | FAMILY OFFICE

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

Impairment of leasehold improvements and equipment

As reflected in the Company's consolidated financial statements, at December 31, 2023, the Company's leasehold improvements and equipment amounted to $3,958 million. Long-lived assets must be reviewed for possible impairment if circumstances indicate the carrying amount of the asset may not be recoverable. Given that the plant is not currently operating at capacity, the Company evaluated its leasehold improvements and equipment for recoverability and concluded that they were not impaired. Auditing the Company's impairment assessment involved subjective auditor judgment due to the significant estimation involved in determining the fair value, including the forecasted cash flows used to evaluate the recoverability and the significant assumptions used in estimating the fair values of long-lived assets. We therefore identified the impairment of leasehold improvements and equipment as a critical audit matter.

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

Montréal, Quebec

March 21, 2024

IntelGenx Technologies Corp.

Consolidated Balance Sheets

As at December 31, 2023 and 2022

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	December 31, 2023	December 31, 2022

Assets

Current

Cash	$2,282	$1,210
Short-term investments (note 5)	-	1,317
Accounts receivable	622	709
Prepaid expenses	223	137
Investment tax credits receivable	168	159
Security deposits	75	194
Inventory (note 6)	71	62

Total current assets	3,441	3,788

Leasehold improvements and equipment, net (note 7)	3,958	4,425

Security deposits	250	245
Operating lease right-of-use-asset	633	732

Total assets	$8,282	$9,190

Liabilities

Current
Accounts payable and accrued liabilities	2,661	1,523
Accrued interest expense (note 11)	1,249	579
Current portion of operating lease liability (note 18)	248	236
Current portion of finance lease liability (note 18)	90	36
Deferred revenue	1,118	-
Convertible notes (note 9)	2,557	-
Term loan (note 10)	500	-

Total current liabilities	8,423	2,374

Loan payable (note 11)	7,401	5,500

Convertible notes (note 9)	4,438	4,272

Operating lease liability (note 18)	230	425

Finance lease liability (note 18)	37	42

Total liabilities	20,529	12,613

Contingencies (note 12)

Subsequent event (note 21)

Shareholders' deficit

Capital stock, common shares, $0.00001 par value; 580,000,000 shares authorized; 174,658,096 shares issued and outstanding (2022: 174,646,196 common shares) (note 13)	1	1

Additional paid-in capital (note 14)	68,662	67,340

Accumulated deficit	(78,457)	(68,530)

Accumulated other comprehensive loss	(2,453)	(2,234)

Total shareholders' (deficit) equity	(12,247)	(3,423)
	$8,282	$9,190

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers Director	/s/ Horst G. Zerbe Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Year Ended December 31, 2022

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2021	154,571,289	$1	$63,104	$(57,863)	$(1,371)	$3,871

Modified retrospective adjustment upon adoption of ASU 2020-06	-	-	(325)	23	-	(302)

Other comprehensive loss	-	-	-	-	(863)	(863)

Conversion of convertible debentures	120,000	-	48	-	-	48

Repayment of convertible debentures in shares	19,381,223	-	4,229	-	-	4,229

Interest paid by issuance of common shares	573,684	-	171	-	-	171

Stock-based compensation (note 13)	-	-	113	-	-	113

Net loss for the period	-	-	-	(10,690)	-	(10,690)

Balance - December 31, 2022	174,646,196	$1	$67,340	$(68,530)	$(2,234)	$(3,423)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

For the Year Ended December 31, 2023

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2022	174,646,196	$1	$67,340	$(68,530)	$(2,234)	$(3,423)

Other comprehensive loss	-	-	-	-	(219)	(219)

Issuance of warrants to atai Life Sciences (net of transaction costs of $89) (note 9)	-	-	912	-	-	912

Stock options exercised (note 9)	11,900	-	2	-	-	2

Agents' warrants issued (note 9)	-	-	19	-	-	19

Stock-based compensation (note 13)	-	-	389	-	-	389

Net loss for the period	-	-	-	(9,927)	-	(9,927)

Balance - December 31, 2023	174,658,096	$1	$68,662	$(78,457)	$(2,453)	$(12,247)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	2023	2022

Revenues (note 16)	$1,039	$950

Total revenues	1,039	950

Expenses
Research and development expense	3,274	3,031
Manufacturing expense	1,733	1,858
Selling, general and administrative expense	4,757	4,697
Depreciation of tangible assets	766	777
Total expenses	10,530	10,363

Operating loss	(9,491)	(9,413)

Gain on debt extinguishment (note 11)	1,148	-

Interest income	41	4

Financing and interest expense	(1,625)	(1,281)

Net financing and interest expense	(436)	(1,277)

Loss before income taxes	(9,927)	(10,690)

Income taxes (note 15)	-	-

Net loss	(9,927)	(10,690)

Other comprehensive income (loss)
Change in fair value	37	(869)
Foreign currency translation adjustment	(256)	6
	(219)	(863)

Comprehensive loss	$(10,146)	$(11,553)

Basic and diluted: Weighted average number of shares outstanding	174,654,565	164,746,054

Basic and diluted loss per common share (note 20)	$(0.06)	$(0.07)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2023 and 2022

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

	2023	2022
Funds (used) provided -

Operating activities
Net loss	$(9,927)	$(10,690)
Depreciation of tangible assets	766	777
Stock-based compensation	389	113
Accretion expense	373	271
DSU expense	28	(106)
Interest paid by issuance of common shares	-	171
Gain on debt extinguishment (note 11)	(1,148)	-
Lease non-cash expense	(1)	2
	(9,520)	(9,462)
Changes in non-cash items related to operations:
Accounts receivable	87	(29)
Prepaid expenses	(86)	(32)
Investment tax credits receivable	(9)	277
Inventory	(9)	-
Security deposits	120	(9)
Accounts payable and accrued liabilities	1,104	(495)
Accrued interest expense (note 11)	670	423
Deferred revenues	1,118	(189)
Net change in non-cash items related to operations	2,995	(54)
Net cash used in operating activities	(6,525)	(9,516)

Financing activities
Issuance of loan	3,000	3,000
Issuance of term loan	500	-
Finance lease payments	(58)	(35)
Proceeds from atai private placement	2,970	-
Transaction costs of atai private placement	(258)	-
Proceeds from exercise of stock options	2	-
Net proceeds from convertible notes	697	-
Transaction costs of convertible notes	(40)	-
Transaction costs of debt extinguishment (note 11)	(37)	-
Net cash provided by financing activities	6,776	2,965

Investing activities
Additions to leasehold improvements and equipment	(180)	(271)
Acquisitions of short-term investments	-	(5,739)
Redemptions of short-term investments	1,354	9,519
Net cash provided by investing activities	1,174	3,509

Increase (decrease) in cash	1,425	(3,042)

Effect of foreign exchange on cash	(353)	307

Cash

Beginning of year	1,210	3,945
End of year	$2,282	$1,210

See accompanying notes

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of December 31, 2023, the Company had approximately $2,282 in cash. The Company does not have sufficient existing cash and short-term investments to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to alleviate these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company's control:

  Raise funding through the possible sale of the Company's common stock, including public or private equity financings.

  Raise funding through the Regulation A offering (note 21)

  Raise funding through debt financing.

  Continue to seek partners to advance product pipeline.

  Expand oral film manufacturing activities.

  Continue to contract oral film manufacturing activities.

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
December 31, 2023 and 2022
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

IntelGenx Corp. is a drug delivery company focused on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market. More recently, IntelGenx made the decision to enter the psychedelic market. As a full service contract development and manufacturing organization ("CDMO") IntelGenx is offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development, clinical monitoring, regulatory support, technology transfer, manufacturing scale-up, and commercial manufacturing. The Company's main product development efforts are based upon three delivery platform technologies: (1) VersaFilm™, an oral film technology, (2) the VetaFilmTM technology platform for veterinary applications and (3) DisinteQ™ a disintegrating oral film technology.

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

The Company's product portfolio includes a blend of generic and branded products based on its proprietary delivery technology ("generic" products are essentially copies of products that have already received FDA approval). Of the 11 projects currently in the Company's portfolio, 10 use the VersaFilm™ technology and one uses the VetaFilm™ technology.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed. Investment tax credits received in the year ended December 31, 2023 totaled $149 (2022: $378).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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

5. Short-term investments

As at December 31, 2023, short-term investments amounted to $Nil. As at December 31, 2022, short-term investments consisted of investments in mutual funds of $1.3 million and were with a Canadian financial institution having a high credit rating.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

6.    Inventory

Inventory as at December 31, 2023 consisted of raw materials in the amount of $71 thousand (2022 - $62 thousand). An amount of $23 thousand ($19 in 2022) was recognized in Manufacturing expenses and an amount of $10 (2022 - $Nil thousand) was recognized in Research and development expenses.

7. Leasehold Improvements and Equipment

			2023	2022
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount

Manufacturing equipment	$4,789	$2,034	$2,755	$2,894
Laboratory and office equipment	1,621	1,239	382	419
Computer equipment	161	132	29	34
Leasehold improvements	3,366	2,574	792	1,078
	$9,937	$5,979	$3,958	$4,425

As at December 31, 2023, no depreciation has been recorded on manufacturing equipment in the amount of $1,838 thousand (2022 - $1,715 thousand) as this equipment is not yet in use.

8.    Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$50 thousand ($38 thousand) and $30 thousand, and foreign exchange contracts limited to CAD$425 thousand ($321 thousand).

9. Convertible Notes

Current liabilities

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
December 31, 2023 and 2022
(Expressed in U.S. Funds)

9. Convertible Notes (Cont'd)

Management has determined the value of the agents' warrants to be $44,000.

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2023 amounts to $68 thousand (2022: $59 thousand). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	December 31, 2023	December 31, 2022
Attributed value of net proceeds to convertible notes	$1,397	$1,397
Accretion	193	126
Convertible note	$1,590	$1,523

The interest on the convertible notes for the year ended December 31, 2023 amounts to $132,000 (2022: $132,000). The interest is recorded in financing and interest expense.

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

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

9. Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

	December 31, 2023	December 31, 2022
Face value of the convertible notes	$909	$909
Transaction costs	(29)	(29)
Accretion	87	52
Convertible notes	$967	$932

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2023 amounts to $35,000 (2022: $31,000).

The interest on the convertible notes for the year ended December 31, 2023 amounts to $80 thousand (2022: $80 thousand) and is recorded in financing and interest expense.

Long-term liabilities

On August 31, 2023 the Company announced the closing of the first tranche of a non-brokered private placement (the "Offering") of units ("Units") from atai for aggregate gross proceeds of approximately US$3 million, including US$750,000 received by the Company pursuant to the Subsequent atai Subscription (as defined below) upon Shareholder Approvals (as defined below).

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

atai, a significant shareholder and partner of the Company, subscribed for 2,220 US Units for aggregate gross proceeds to the Company of US$2,220,000 (the "Initial atai Proceeds"). In addition, atai committed to subscribe for an additional 750 US Units for additional aggregate proceeds to the Company of US$750,000 (collectively with the Initial atai Proceeds, the "atai Proceeds") on the same terms (the "Subsequent atai Subscription"), subject to the Company obtaining the Shareholder Approvals, which it did on November 28, 2023.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

9. Convertible Notes (Cont'd)

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

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds

Convertible notes	$1,969	$169	$1,800
Warrants	1,001	89	912
	$2,970	$258	$2,712

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $169 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2023 amounts to $67,000 (2022: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

December 31, 2023

Attributed value of net proceeds to convertible notes	$1,800
Accretion	67
Convertible notes	$1,867

The interest on the convertible notes for year ended December 31, 2023 amounts to $96 thousand (2022: $Nil) and is recorded in financing and interest expense.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component. Management has determined the value attributed to the warrants to be $912.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

9. Convertible Notes (Cont'd)

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $126 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2023 amounts to $19,000 (2022: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

December 31, 2023

Face value of the convertible notes	$763
Transaction costs	(126)
Accretion	19
Convertible notes	$656

The interest on the convertible notes for the year ended December 31, 2023 amounts to $59,000 (2022: $Nil) and is recorded in financing and interest expense.

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403 thousand were recorded against the liability. The accretion expense for the year ended December 31, 2023 amounts to $98,000 (2022: $85,000). The warrants have been recorded as equity.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

9. Convertible Notes (Cont'd)

The components of the convertible notes are as follows:

	December 31, 2023	December 31, 2022
Face value of the convertible notes	$2,101	$2,101
Transaction costs	(403)	(403)
Accretion	217	119
Convertible notes	$1,915	$1,817

The interest on the convertible notes for the year ended December 31, 2023 amounts to $168,000 (2022: $168,000) and is recorded in financing and interest expense.

10. Term loan

On December 5, 2023, atai Life Sciences ("atai") has granted to the Company a secured term loan for $500,000, bearing interest at 14%. Principal of and interest on this Term Loan from time to time outstanding shall be due and payable from thirty five percent (35%) of the proceeds of each closing of equity financing until the principal balance and any outstanding balance is paid in full. Regardless of whether any closing of equity financing occurs, the outstanding and remaining principal balance and interest on this term loan shall be due and payable by December 31, 2024. The interest for the year ended December 31, 2023 amounts to $5,000 and is recorded in financing and interest expense (2022 - $Nil).

11. Loan Payable

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

On September 30, 2023, the Company and atai also agreed, subject to obtaining TSX and Shareholder approvals, to enter into a second amendment to the Loan Agreement (the "Second Amendment") to provide, among other things, for the ability for atai to convert the principal and accrued interest outstanding under the Loan Agreement into Shares. On November 28, 2023, the Company announced shareholder approvals of the financing transactions. As a result, atai has the ability to convert the principal and accrued interest under the Loan Agreement into shares of common stock of the Company (the "Shares") at a price of US$0.185 (the "US Conversion Price"). This transaction is accounted for as an extinguishment and the debt was re-measured at fair value on November 28, 2023. This re-measurement resulted in a gain on extinguishment in the amount of $1,148,000 recognized in finance and interest income.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

11. Loan Payable (Cont'd)

The loan bears interest at 8% and is convertible into shares of common stock of the Company. The interest for the year ended December 31, 2023 amounts to $671,000 and is recorded in financing and interest expense (2022 - $423,000). As at December 31, 2023, the Company has accrued interest expense totalling $1,249 thousand (2022: $579 thousand). The accretion expense for the year ended December 31, 2023 amounts to $86 thousand (2022: $Nil).

The components of the Company's debt subsequent to the extinguishment are as follows

December 31, 2023
Face value of the loan payable	$8,500
Gain on extinguishment	(1,148)
Transaction costs	(37)
Accretion	86
Loan payable	$7,401

Atai is an insider of the Company as a result of its beneficial ownership of, or control or discretion over, directly or indirectly, greater than 10% of the outstanding Shares.

12. Contingencies

Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $322,000 (including interest and penalties of $35,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $287,000 and net earnings would decrease by $287,000.

13. Capital Stock
	2023	2022

Authorized -

580,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value

Issued -

174,658,096 (December 31, 2022: 174,646,196) common shares	$1	$1

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

13. Capital Stock (Cont'd)

On November 28, 2023, the shareholders of the Company approved an amendment to increase the total number of authorized shares of capital stock of the Company from 470,000,000 to 600,000,000 and to increase the total authorized shares of the Company's common stock at $0.00001 par value, from 450,000,000 shares to 580,000,000 shares.

Stock options

During the year ended December 31, 2023, 11,900 stock options were exercised for 11,900 common shares having a par value of $0 thousand in aggregate, for cash consideration of $2 thousand, resulting in an increase in additional paid-in capital of $2 thousand. No stock options were exercised during the year ended December 31, 2022.

Stock-based compensation of $389 thousand and $113 thousand was recorded during the years ended December 31, 2023 and 2022 respectively. An amount of $377 thousand (2022 - $101 thousand) expensed relates to stock options granted to employees and an amount of $12 (2022- $12 thousand) relates to stock options granted to a consultant during the year ended December 31, 2021. As at December 31, 2023 the Company has $472 thousand (2022 - $39 thousand) of unrecognized stock-based compensation, of which $Nil (2022 - $12) relates to options granted to consultants.

14. Additional Paid-In Capital

Stock Options

The fair value of options granted to employees has been estimated according to the Black-Scholes valuation model and based on the weighted average of the following assumptions for options granted to employees during the years ended:

	2023	2022

Exercise price	0.18	0.16
Expected volatility	87%	84%
Expected life	5.65 years	5.63 years
Risk-free interest rate	3.51%	3.47%
Dividend yield	Nil	Nil

The weighted average fair value of the options granted to employees during the year ended December 31, 2023 is $0.13 (2022 - $0.11).

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

Information with respect to employees' stock option activity for 2022 and 2023 is as follows:

	Number of options	Weighted average exercise price $

Outstanding - January 1, 2022	4,412,318	0.56

Granted	150,000	0.16
Expired	(266,250)	(0.62)
Forfeited	(58,750)	(0.32)

Outstanding - December 31, 2022	4,237,318	0.54

Granted	6,795,000	0.18
Expired	(897,470)	(0.57)
Forfeited	(462,500)	(0.21)
Exercised	(11,900)	(0.12)

Outstanding - December 31, 2023	9,660,448	0.30

Information with respect to consultant's stock option activity for 2022 and 2023 is as follows:

	Number of options	Weighted average exercise price $

Outstanding - January 1, 2022, December 31, 2022 and December 31, 2023	100,000	0.35

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

Details of stock options outstanding as at December 31, 2023 are as follows:

	Outstanding options				Exercisable options

Exercise prices $	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price $	Aggregate intrinsic value $	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

0.12	100,600	0.09	0.00		50,600	0.00
0.14	110,000	0.11	0.00		-	-
0.17	4,750,000	4.52	0.08		1,900,000	0.06
0.19	1,175,000	1.12	0.02		75,000	0.00
0.24	310,000	0.29	0.01		-	-
0.27	1,125,000	0.80	0.03		1,125,000	0.05
0.34	25,000	0.02	0.00		18,750	0.00
0.35	100,000	0.08	0.00		100,000	0.01
0.44	100,000	0.08	0.01		100,000	0.01
0.58	600,000	0.10	0.04		600,000	0.07
0.66	125,000	0.05	0.01		125,000	0.02
0.73	225,000	0.06	0.02		225,000	0.03
0.76	565,000	0.25	0.05		565,000	0.08
0.77	299,848	0.11	0.02		299,848	0.04
0.89	150,000	0.05	0.01		150,000	0.03
	9,760,448	7.73	0.30	2,012	5,334,198	0.40	1,012

Stock-based compensation expense recognized in 2023 with regards to the stock options was $370 thousand (2022: $113 thousand). As at December 31, 2023 the Company has $472 thousand (2022 - $39 thousand) of unrecognized stock-based compensation, of which $Nil (2022 - $12) relates to options granted to consultants. The amount of $472 thousand will be recognized as an expense over a period of three years. A change in control of the Company due to acquisition would cause the vesting of the stock options granted to employees to accelerate and would result in $472 thousand being charged to stock-based compensation expense.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

Warrants

Information with respect to warrant activity for 2022 and 2023 is as follows:

	Number of warrants (All Exercisable)	Weighted average exercise price $

Outstanding - January 1, 2022	41,156,990	0.20
Expired	(704,800)	(0.18)
Outstanding - December 31, 2022	40,452,190	0.20
Granted	16,356,850	0.26
Expired	(17,459,190)	(0.57)
Outstanding - December 31, 2023	39,349,850	0.31

Deferred Share Units ("DSUs")

Under the DSU Plan, the Board may grant Deferred Share Units ("DSUs") to the participating directors at its discretion and, in addition, each participating director may elect to receive all or a portion of his or her annual cash stipend in the form of DSUs. To the extent DSUs are granted, the amount of compensation that is deferred is converted into a number of DSUs, as determined by the market price of our Common Stock on the effective date of the election. These DSUs are converted back into a cash amount at the expiration of the deferral period based on the market price of our Common Stock on the expiration date and paid to the director in cash in accordance with the payout terms of the DSU Plan. As the DSUs are on a cash-only basis, no shares of Common Stock will be reserved or issued in connection with the DSUs. During the year ended December 31, 2023, 781,250 DSUs have been granted under the DSU Plan (2022 - 543,478), accordingly, an amount of $185 thousand has been recognized in general and administrative expenses (2022 - $197 thousand).

During the year ended December 31, 2022, 298,640 DSUs were converted back into a cash amount of CAD $64 thousand (49 thousand) and paid to the director.

Performance and Restricted Share Units ("PRSUs")

During the year ended December 31, 2023, the Company granted 400,000 Performance Restricted Share Units to certain employees, which vest if certain market conditions are met. The PRSUs vest based on the achievement of specified market conditions over a performance period of 3 years. The PRSUs expire 3 years after the grant date. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the PRSUs will vest and become payable in shares of the Company's common stock.

The PRSUs were accounted for at their fair value, as determined by the Binomial Lattice valuation model, of approximately $23 thousand. As at December 31, 2023, an amount of $6 thousand has been recognized as stock-based compensation in general and administrative expenses. As at December 31, 2023, 400,000 rewards have been issued under the PRSU Plan and there are 350,000 rewards outstanding. No rewards were granted under the PRSU Plan in 2022.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

14. Additional Paid-In Capital (Cont'd)

On April 4, 2023, 100,000 rewards have been issued under the RSU Plan having a fair value of $18 thousand. As at December 31, 2023, an amount of $13 thousand has been recognized as stock-based compensation in general and administrative expenses. The RSUs expire 3 years after the grant date. As at December 31, 2023, 153,846 rewards have been issued under the RSU Plan. No rewards were granted under RSU Plan in 2022.

15. Income Taxes

Income taxes reported differ from the amount computed by applying the statutory rates to net income (losses). The reasons are as follows:

	2023	2022
Statutory income taxes	$(2,623)	$(3,062)
Net operating losses for which no tax benefits have been recorded	1,694	1,785
Excess (deficiency) of depreciation over capital cost allowance	203	(52)
Non-deductible expenses	242	918
Undeducted research and development expenses	525	455
Investment tax credit	(41)	(44)
	$-	$-

The major components of the deferred tax assets classified by the source of temporary differences are as follows:

	2023	2022
Leasehold improvements and equipment	$(191)	$184
Net operating losses carryforward	15,259	12,789
Undeducted research and development expenses	4,376	4,122
Non-refundable tax credits carryforward	3,388	2,780
	22,832	19,875
Valuation allowance	(22,832)	(19,875)
	$-	$-

As at December 31, 2023, management determined that enough uncertainty existed relative to the realization of deferred income tax asset balances to warrant the application of a full valuation allowance.

There were Canadian and provincial net operating losses of approximately $52,703 thousand (2022: $45,041 thousand) and $63,394 thousand (2022: $52,004 thousand) respectively, that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. Canadian and provincial losses will be expiring between 2026 and 2043. A portion of the net operating losses may expire before they can be utilized.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

15. Income Taxes (Cont'd)

As at December 31, 2023, the Company had non-refundable tax credits of $3,391 thousand (2022: $3,004 thousand) of which $8 thousand is expiring in 2026, $10 thousand is expiring in 2027, $170 thousand is expiring in 2028, $149 thousand is expiring in 2029, $127 thousand is expiring in 2030, $136 thousand is expiring in 2031, $170 thousand is expiring in 2032, $113 thousand is expiring in 2033, $86 thousand expiring in 2034, $101 thousand is expiring in 2035, $139 thousand expiring in 2036, $265 thousand is expiring in 2037, $572 thousand expiring in 2038, $346 thousand expiring in 2039, $226 thousand expiring in 2040, $231 thousand expiring in 2041, $270 expiring in 2042, and $272 thousand expiring in 2043 and undeducted research and development expenses of $19,142 thousand (2022: $17,031 thousand) with no expiration date.

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Unrecognized Tax Benefits

The Company does not have any unrecognized tax benefits.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2023:

Tax Jurisdictions	Tax Years
Federal - Canada	2019 and onward
Provincial - Quebec	2019 and onward
Federal - USA	2019 onward

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

16. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	December 31, 2023	December 31, 2022

Research and development agreements	$884	$824
Product revenue	-	78
Research and development milestone	125	-
Royalties on product sales	30	48
	$1,039	$950

The following table presents our revenues disaggregated by timing of recognition:
	December 31, 2023	December 31, 2022

Product and services transferred at point in time	$155	$271
Products and services transferred over time	884	679
	$1,039	$950

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	December 31, 2023	December 31, 2022
Europe	$840	$701
Canada	6	104
United States	193	145
	$1,039	$950

Remaining performance obligations

As at December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation is $3,359 representing research and development agreements. The Company is also eligible to receive up to $2,414 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $401 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

17. Statement of Cash Flows Information

In US$ thousands	2023	2022

Additional Cash Flow Information:

Interest paid	$447	$396

18. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the year ended December 31, 2023 included in general and administrative expenses is $259 thousand (2022: $269 thousand). The cash outflows from operating leases for the year ended December 31, 2023 was $260 thousand (2022: $267 thousand).

The weighted average remaining lease term and the weighted average discount rate for operating leases at December 31, 2023 were 2.2 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at December 31, 2022 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2024	273
2025	273
2026	46
Total undiscounted lease payments	592
Less: Interest	114
Present value of lease liabilities	$478

Current portion of operating lease liability  $248

Operating lease liability $230

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

18. Leases (Cont'd)

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the year ended December 31, 2023 was $58 thousand (2022: $35 thousand).

The weighted average remaining lease term and the weighted average discount rate for finance leases at December 31, 2023 were 1.4 years and 3.87%, respectively.

The following table reconciles the undiscounted cash flows for the finance leases as at December 31, 2023 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2024	$93
2025	37
Total undiscounted lease payments	130
Less: Interest	3
Present value of lease liabilities	$127

Current portion of finance lease liability  $90

Finance lease liability  $37

19.  Related Party Transactions

Included in management salaries are $359 thousand (2022 - $56 thousand) for options, PRSUs and RSUs granted to key management personnel under the 2022 Stock Option Plan. The Company considers its Chief Executive Officer, President and Chief Financial Officer, and Vice-Presidents to be key management personnel.

Also included in general and administrative expenses are director fees of $219 thousand (2022: $229 thousand).

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed upon by the related parties.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

20.  Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the year. Common equivalent shares from stock options, warrants and convertible debentures are also included in the diluted per share calculations unless the effect of the inclusion would be antidilutive.

21. Subsequent Events

Subsequent to the end of the year on January 29, 2024, the Company granted 1,354,268 RSUs to certain employees and directors.

On February 20, 2024, the Company announced the launch of a Regulation A offering of up to 2,000,000 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock"), par value $0.00001 per share, at an offering price of $10.00 per share (the "Offering"), for a maximum Offering amount of $20,000,000.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.20 per share each quarter, or 8% per year. Each share of Series A Preferred Stock will be convertible into twenty (20) shares of our common stock ("Common Stock) at the option of the holder, subject to certain conditions in accordance with the requirements of the Toronto Stock Exchange. Commencing on the fifth anniversary of the initial closing of this offering and continuing indefinitely thereafter, the Company shall have a right to call for redemption the outstanding shares of the Series A Preferred Stock at a call price equal to 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of the Series A Preferred Stock shall have a right to sell the shares of Series A Preferred Stock held by such holder back to the Company at a price equal to 150% of the original issue purchase price of such shares. The Series A Preferred Stock being offered will rank, as to dividend rights and rights upon the Company's liquidation, dissolution, or winding up, senior to the Common Stock.

On March 11, 2024, the Company announced that it entered into a third amended and restated loan agreement dated as of March 8, 2024 (amending the second amended and restated loan agreement dated as of September 30, 2023) (the "Loan Agreement") with atai, pursuant to which, among other things, atai has agreed to make (i) one (1) additional term loan in the amount of US$1,000,000, which loan is to be disbursed within three (3) business days of the execution of the Loan Agreement (the "First Tranche Loan"), and (ii) one (1) additional term loan in the amount of US$1,000,000, which loan is to be disbursed upon the achievement of a pre-defined milestone (the "Second Tranche Loan" and collectively with the Second Tranche Loan, the "Additional Term Loans"). The Additional Term Loans will mature on February 1, 2026.

Subject to obtaining approval from the Toronto Stock Exchange (the "TSX"), the Loan Agreement provides for the ability for atai to convert (the "Conversion Feature"), from time to time, (i) the principal outstanding under the First Tranche Loan into shares of common stock of the Company (the "Shares") at a conversion price of US$0.185 per Share (the "Conversion Price"), and (ii) the principal outstanding under the Second Tranche Loan into Shares at a conversion price equal to the greater of (a) the Conversion Price and (b) the 5-day volume-weighted average price (the "5-day VWAP") of the Shares on the TSX ending on the day preceding the disbursement by atai of the Second Tranche Loan to the Company or IntelGenx, less the maximum permissible discount under the applicable TSX rules.

IntelGenx Technologies Corp.

Notes to Consolidated Financial Statements
December 31, 2023 and 2022
(Expressed in U.S. Funds)

21. Subsequent Events (Cont'd)

Additionally, and subject to approval of the TSX, the Company may elect, with the consent of atai, to pay any accrued but unpaid interest on the Additional Term Loans in Shares at a price per Share equal to the 5-day VWAP of the Shares ending on the day that is the second business day before the day the interest becomes due and payable, less the maximum permissible discount under the applicable TSX rules.

Concurrently to entering into the Loan Agreement, the Company has issued 4,000,000 warrants (the "Warrants") to atai. The Warrants entitle atai to purchase Shares at a price of US$0.17 per Share, for a period of 36 months following their issuance.