Form 10-Q
period 2024-03-31
IntelGenx Technologies Corp.
filed 2024-05-15
CIK 1098880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2024

or

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

174,658,096 shares of the issuer's common stock, par value $.00001 per share, were issued and outstanding as of May 14, 2024.

IntelGenx Technologies Corp.

Form 10-Q

IntelGenx Technologies Corp.

Consolidated Financial Statements

March 31, 2024

(Expressed in U.S. Funds)

(Unaudited)

IntelGenx Technologies Corp.

Consolidated Balance Sheet

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current
Cash	$772	$2,282
Accounts receivable	618	622
Prepaid expenses	239	223
Investment tax credits receivable	201	168
Security deposits	74	75
Inventory (note 4)	173	71
Total current assets	2,077	3,441
Leasehold improvements and equipment, net (note 5)	3,682	3,958
Security deposits	244	250
Operating lease right-of-use-asset	545	633
Total assets	$6,548	$8,282

Liabilities
Current
Accounts payable and accrued liabilities	3,023	2,661
Accrued interest expense (note 9)	1,426	1,249
Current portion of operating lease liability (note 13)	242	248
Current portion of finance lease liability (note 13)	82	90
Deferred revenue	1,009	1,118
Convertible notes (note 7)	2,585	2,557
Term loan (note 8)	500	500
Loan payable (note 9)	7,649	-
Total current liabilities	16,516	8,423

Loan payable (note 9)	670	7,401
Convertible notes (note 7)	4,538	4,438
Operating lease liability (note 13)	170	230
Finance lease liability (note 13)	20	37
Total liabilities	21,914	20,529
Contingencies (note 16)	-	-
Shareholders' deficit
Capital stock, common shares, $0.00001 par value; 580,000,000 shares authorized; 174,658,096 shares issued and outstanding (2023: 174,658,096 common shares) (note 10)	1	1
Additional paid-in capital (note 11)	69,262	68,662
Accumulated deficit	(82,484)	(78,457)
Accumulated other comprehensive loss	(2,145)	(2,453)
Total shareholders' deficit	(15,366)	(12,247)
	$6,548	$8,282

See accompanying notes

Approved on Behalf of the Board:

/s/ Bernd J. Melchers                          Director                                                                      /s/ Horst G. Zerbe                            Director

IntelGenx Technologies Corp.

Consolidated Statement of Shareholders' Deficit

Period Ended March 31, 2024

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Capital Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Deficit	Loss	Deficit

Balance - December 31, 2023	174,658,096	$1	$68,662	$(78,457)	$(2,453)	$(12,247)

Other comprehensive income	-	-	-	-	308	308

Issuance of warrants to atai Life Sciences (net of transaction costs of $11) (note 9)	-	-	300	-	-	300

Stock-based compensation (note 11)	-	-	300	-	-	300

Net loss for the period	-	-	-	(4,027)	-	(4,027)

Balance - March 31, 2024	174,658,096	$1	$69,262	$(82,484)	$(2,145)	$(15,366)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Comprehensive Loss

(Expressed in Thousands of U.S. Dollars ($'000) Except Share and Per Share Data)

(Unaudited)

	For the Three-Month Period Ended March 31,
	2024	2023

Revenues (note 12)	$174	$162
Total revenues	174	162
Expenses
Research and development expense	789	822
Manufacturing expense	484	472
Selling, general and administrative expense	1,934	1,295
Depreciation of tangible assets	202	192
Total expenses	3,409	2,781
Operating loss	(3,235)	(2,619)
Interest income	-	14
Financing and interest expense	(792)	(319)
Net financing and interest expense	(792)	(305)
Net loss	(4,027)	(2,924)
Other comprehensive income
Change in fair value	-	1
Foreign currency translation adjustment	308	3
	308	4
Comprehensive loss	$(3,719)	$(2,920)

Basic and diluted:
Weighted average number of shares outstanding	174,658,096	174,646,196
Basic and diluted loss per common share (note 15)	$(0.02)	$(0.02)

See accompanying notes

IntelGenx Technologies Corp.

Consolidated Statement of Cash Flows

(Expressed in thousands of U.S. Dollars ($000's) Except Share and Per Share Data)
(Unaudited)

	For the Three-Month Period
	Ended March 31,
	2024	2023
Funds (used) provided -
Operating activities
Net loss	$(4,027)	$(2,924)
Depreciation of tangible assets	202	192
Stock-based compensation	300	11
Accretion expense	381	48
DSU expense	244	144
Lease non-cash expense	(2)	1
	(2,902)	(2,528)
Changes in non-cash items related to operations:
Accounts receivable	4	119
Prepaid expenses	(16)	(75)
Investment tax credits receivable	(33)	(37)
Inventory	(102)	(8)
Accounts payable and accrued liabilities	125	267
Accrued interest expense	177	-
Deferred revenues	(109)	-
Net change in non-cash items related to operations	46	266
Net cash used in operating activities	(2,856)	(2,262)
Financing activities
Finance lease payments	(22)	(9)
Issuance of convertible loan	1,000	3,000
Transaction costs of convertible loan	(35)	-
Net proceeds from convertible notes	-	697
Transaction costs of convertible notes	-	(40)
Net cash provided by financing activities	943	3,648
Investing activities
Additions to leasehold improvements and equipment	-	(74)
Net cash used in investing activities	-	(74)
(Decrease) increase in cash	(1,913)	1,312
Effect of foreign exchange on cash	403	(2)
Cash
Beginning of period	2,282	1,210
End of period	$772	$2,520

See accompanying notes

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. IntelGenx Technologies Corp. (and collectively with IntelGenx Corp., our wholly-owned Canadian subsidiary, "IntelGenx" or the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("USA"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2. Going Concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues.  The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations.  The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2024, the Company had approximately $772,000 in cash. The Company does not have sufficient existing cash to support operations for the next year following the issuance of these financial statements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Therefore, management plans to explore any available strategic alternatives.

Depending on the strategic alternatives available and if the Company is unable to raise further capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to potentially delay, reduce or eliminate some of its research and development programs and commercial activities.

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

3. Summary of Significant Accounting Policies (Cont'd)

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

3. Summary of Significant Accounting Policies (Cont'd)

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

4. Inventory

Inventory as at March 31, 2024 consisted of raw materials in the amount of $173,000 (2023 - $71,000).

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

5. Leasehold Improvements and Equipment

			2024	2023
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Amount	Amount
Manufacturing equipment	$4,675,000	$2,058,000	$2,617,000	$2,755,000
Laboratory and office equipment	1,582,000	1,229,000	353,000	382,000
Computer equipment	157,000	131,000	26,000	29,000
Leasehold improvements	3,286,000	2,600,000	686,000	792,000
	$9,700,000	$6,018,000	$3,682,000	$3,958,000

As at March 31, 2024, no depreciation has been recorded on manufacturing equipment in the amount of $1,793,000 (2023 - $1,838,000) as this equipment is not yet in use.

6. Bank Indebtedness

The Company's credit facility is subject to review annually and consists of corporate credits cards of up to CAD$50,000 ($37,000) and $30,000, and foreign exchange contracts limited to CAD$425,000 ($314,000).

7. Convertible Notes

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Notes (Cont'd)

Management has determined the value of the agents' warrants to be $44,000.

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $268,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2024 amounts to $18,000 (2023: $16,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2024	December 31, 2023
Attributed value of net proceeds to convertible notes	$1,397,000	$1,397,000
Accretion	211,000	193,000
Convertible note	$1,608,000	$1,590,000

The interest on the convertible notes for the three-month period ended March 31, 2024 amounts to $33,000 (2023: $33,000). The interest is recorded in financing and interest expense.

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

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds

Common stock	$1,627,000	$167,000	$1,460,000
Convertible notes	1,086,000	111,000	975,000
Warrants	487,000	50,000	437,000
	$3,200,000	$328,000	$2,872,000

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Notes (Cont'd)

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

The components of the convertible notes subsequent to the amendments are as follows:

	March 31, 2024	December 31, 2023
Face value of the convertible notes	$909,000	$909,000
Transaction costs	(29,000)	(29,000)
Accretion	97,000	87,000
Convertible notes	$977,000	$967,000

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $29,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2024 amounts to $10,000 (2023: $8,000).

The interest on the convertible notes for the three-month period ended March 31, 2024 amounts to $20,000 (2023: $20,000) and is recorded in financing and interest expense.

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Notes (Cont'd)

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

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds

Convertible notes	$1,969,000	$169,000	$1,800,000
Warrants	1,001,000	89,000	912,000
	$2,970,000	$258,000	$2,712,000

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $169,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2024 amounts to $67,000 (2023: $Nil). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2024	December 31, 2023

Attributed value of net proceeds to convertible notes	$1,800,000	$1,800,000
Accretion	134,000	67,000
Convertible notes	$1,934,000	$1,867,000

The interest on the convertible notes for the three-month period ended March 31, 2024 amounts to $90,000 (2023: $Nil) and is recorded in financing and interest expense.

The proceeds of the Units are attributed to liability and equity components based on the fair value of each component. Management has determined the value attributed to the warrants to be $912,000.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Notes (Cont'd)

On March 21, 2023, the Company announced the closing of an offering by way of private placement to certain investors in the United States of $763,000 principal amount of 10% convertible notes due March 1, 2027. The Notes will bear interest at a rate of 10% per annum, payable quarterly, and will be convertible into shares of common stock of the Company beginning 6 months after their issuance at a price of $0.20 per Share. The Company intends to use the proceeds of the Offering to finance the Company's Rizaport and Buprenorphine programs as well as for working capital. In connection with the Offering, the Company paid to an agent a cash commission of approximately $53,000 in the aggregate and issued non-transferable warrants to the agent, entitling the holder to purchase 304,000 common shares at a price of $0.20 per Share until March 21, 2025.

Management has determined the value of the agents' warrants to be $19,000.

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $126,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2024 amounts to $7,000 (2023: $1,000). The warrants have been recorded as equity.

The components of the convertible notes are as follows:

	March 31, 2024	December 31, 2023

Face value of the convertible notes	$763,000	$763,000
Transaction costs	(126,000)	(126,000)
Accretion	26,000	19,000
Convertible notes	$663,000	$656,000

The interest on the convertible notes for the three-month period ended March 31, 2024 amounts to $19,000 (2023: $2,000) and is recorded in financing and interest expense.

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

The convertible notes have been recorded as a liability. Total transactions costs in the amount of $403,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2024 amounts to $26,000 (2023: $23,000). The warrants have been recorded as equity.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

7. Convertible Notes (Cont'd)

The components of the convertible notes are as follows:

	March 31, 2024	December 31, 2023
Face value of the convertible notes	$2,101,000	$2,101,000
Transaction costs	(403,000)	(403,000)
Accretion	243,000	217,000
Convertible notes	$1,941,000	$1,915,000

The interest on the convertible notes for the three-month period ended March 31, 2024 amounts to $42,000 (2023: $42,000) and is recorded in financing and interest expense.

8. Term loan

On December 5, 2023, atai Life Sciences ("atai") has granted to the Company a secured term loan for $500,000, bearing interest at 14%. Principal of and interest on this Term Loan from time to time outstanding shall be due and payable from thirty five percent (35%) of the proceeds of each closing of equity financing until the principal balance and any outstanding balance is paid in full. Regardless of whether any closing of equity financing occurs, the outstanding and remaining principal balance and interest on this term loan shall be due and payable by December 31, 2024. The interest for the three-month period ended March 31, 2024 amounts to $18,000 and is recorded in financing and interest expense (2023 - $Nil).

9. Loan Payable

Current liabilities

atai Life Sciences ("atai") has granted to the Company a secured loan in the amount of $8,500,000, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company.

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

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

9. Loan Payable (Cont'd)

The loan bears interest at 8% and is convertible into shares of common stock of the Company. The interest for the three-month period ended March 31, 2024 amounts to $170,000 and is recorded in financing and interest expense (2023 - $164,000). As at March 31, 2024, the Company has accrued interest expense totalling $1,419,000 (2023: $1,249,000). The accretion expense for the three-month period ended March 31, 2024 amounts to $248,000 (2023: $Nil).

The components of the Company's debt subsequent to the extinguishment are as follows

	March 31, 2024	December 31, 2023

Attributed value of the loan payable	$7,352,000	$7,352,000
Transaction costs	(37,000)	(37,000)
Accretion	334,000	86,000
Loan payable	7,649,000	$7,401,000

Long-term liabilities

On March 11, 2024, the Company announced that it entered into a third amended and restated loan agreement dated as of March 8, 2024 (amending the second amended and restated loan agreement dated as of September 30, 2023) (the "Loan Agreement") with atai, pursuant to which, among other things, atai has agreed to make (i) one (1) additional term loan in the amount of US$1,000,000, which was disbursed within three (3) business days of the execution of the Loan Agreement (the "First Tranche Loan"), and (ii) one (1) additional term loan in the amount of US$1,000,000, which loan was disbursed subsequent to the end of the quarter on April 19, 2024 (the "Second Tranche Loan" and collectively with the Second Tranche Loan, the "Additional Term Loans"). The Additional Term Loans will mature on February 1, 2026.

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

Additionally, the Company may elect, with the consent of atai, to pay any accrued but unpaid interest on the Additional Term Loans in Shares at a price per Share equal to the 5-day VWAP of the Shares ending on the day that is the second business day before the day the interest becomes due and payable, less the maximum permissible discount under the applicable TSX rules.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

9. Loan Payable (Cont'd)

Concurrently to entering into the Loan Agreement, the Company has issued 4,000,000 warrants (the "Warrants") to atai. The Warrants entitle atai to purchase Shares at a price of US$0.17 per Share, for a period of 36 months following their issuance.

The proceeds of the loan are attributed to liability and equity components based on the fair value of each component as follows:

	Gross proceeds	Transaction costs	Net proceeds

Loan payable	$689,000	$24,000	$665,000
Warrants	311,000	11,000	300,000
	$1,000,000	$35,000	$965,000

The loan payable has been recorded as a liability. Total transactions costs in the amount of $24,000 were recorded against the liability. The accretion expense for the three-month period ended March 31, 2024 amounts to $5,000 (2023: $Nil). The warrants have been recorded as equity.

The components of the loan payable are as follows:

March 31, 2024

Attributed value of net proceeds to loan payable	$689,000
Transaction costs	(24,000)
Accretion	5,000
Loan payable	$670,000

The interest on the loan payable for the three-month period ended March 31, 2024 amounts to $7,000 (2023: $Nil) and is recorded in financing and interest expense.

The proceeds of the loan are attributed to liability and equity components based on the fair value of each component. Management has determined the value attributed to the warrants to be $311,000.

Atai is an insider of the Company as a result of its beneficial ownership of, or control or discretion over, directly or indirectly, greater than 10% of the outstanding Shares.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

10. Capital Stock

	March 31, 2024	December 31, 2023
Authorized -
580,000,000 common shares of $0.00001 par value
20,000,000 preferred shares of $0.00001 par value
Issued -
174,658,096 (December 31, 2023: 174,658,096) common shares	$1	$1

On November 28, 2023, the shareholders of the Company approved an amendment to increase the total number of authorized shares of capital stock of the Company from 470,000,000 to 600,000,000 and to increase the total authorized shares of the Company's common stock at $0.00001 par value, from 450,000,000 shares to 580,000,000 shares.

11. Additional Paid-In Capital

Stock options

On January 29, 2024, 1,250,000 options to purchase common stock were granted to employees under the 2022 Stock Option Plan. The options have an exercise price of $0.14. The options granted vest over a period of 2 years at a rate of 25% every six months and expire 10 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $132,000.

On January 29, 2024, the Company granted 200,000 options to purchase common stock to a consultant. The options have an exercise price of $0.14. The options granted vest over 2 years at a rate of 25% every six months and expire 3 years after the grant date. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $13,000.

On January 29, 2023, 310,000 options to purchase common stock were granted to employees under the 2022 Stock Option Plan. The options have an exercise price of $0.24. The options granted vest over a period of 4 years at a rate of 25% every twelve months and expire 10 years after the grant date. These options may have accelerated vesting if specific market conditions are met. The market conditions are based on the Company's stock price achieving specified targets over a continuous period of 30 calendar days. If the market conditions are met, the options will immediately vest and become exercisable. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of approximately $55,000.

No stock options were exercised during the three-month periods ended March 31, 2024 and 2023.

Compensation expenses for stock-based compensation of $103,000 and $11,000 were recorded during the three-month periods ended March 31, 2024 and 2023, respectively. An amount of $102,000 (2023 - $8,000) expensed in the three-month period ended March 31, 2024 relates to stock options granted to employees and an amount of $1,000 (2023 - $3,000) relates to stock options granted to a consultant. As at March 31, 2024, the Company has $514,000 of unrecognized stock-based compensation.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

11.  Additional Paid-In Capital (Cont'd)

Warrants

No warrants were exercised during the three-month periods ended March 31, 2024 and 2023.

Deferred Share Units ("DSUs")

On January 25, 2024, 1,250,000 DSUs have been granted under the DSU Plan, accordingly, an amount of $185,000 has been recognized in general and administrative expenses.

On January 29, 2023, 781,250 DSUs have been granted under the DSU Plan, accordingly, an amount of $185,000 has been recognized in general and administrative expenses.

During the three-month period ended March 31, 2024, 454,890 DSUs were converted back into a cash amount of CAD $98,000 (73,000) and paid to the director.

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

The PRSUs were accounted for at their fair value, as determined by the Binomial Lattice valuation model, of approximately $23,000. As at March 31, 2024, an amount of $2,000 has been recognized as stock-based compensation in general and administrative expenses (2023 - $Nil).

No PRSUs were granted during the three-month period ended March 31, 2023.

On January 29, 2024, 1,354,268 rewards have been issued under the RSU Plan having a fair value of $190,000. As at March 31, 2024, an amount of $190,000 has been recognized as stock-based compensation in general and administrative expenses. The RSUs expire 3 years after the grant date.

On April 4, 2023, 100,000 rewards have been issued under the RSU Plan having a fair value of $18,000. As at March 31, 2024, an amount of $5,000 has been recognized as stock-based compensation in general and administrative expenses. The RSUs expire 5 years after the grant date.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

12. Revenues

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	March 31, 2024	March 31, 2023

Research and development agreements	$169,000	$162,000
Royalties on product sales	5,000	-
	$174,000	$162,000

The following table presents our revenues disaggregated by timing of recognition:

	March 31, 2024	March 31, 2023

Product and services transferred at point in time	$5,000	$-
Products and services transferred over time	169,000	162,000
	$174,000	$162,000

The following table presents our revenues disaggregated by geography, based on the billing addresses of our customers:

	March 31, 2024	March 31, 2023
Europe	$112,000	$162,000
United States	62,000	-
	$174,000	$162,000

Remaining performance obligations

As at March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation is $3,347,000 representing research and development agreements. The Company is also eligible to receive up to $2,411,000 in research and development milestone payments, approximately 100% of which is expected to be recognized in the next three years; up to $395,000 in commercial sales milestone payments which are wholly dependent on the marketing efforts of our development partners. In addition, the Company is entitled to receive royalties on potential sales.

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

13. Leases

Operating leases

Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space and property to conduct our business.

The operating lease expense for the three-month period ended March 31, 2024 included in general and administrative expenses is $65,000. The cash outflows from operating leases for the three-month period ended March 31, 2024 was $67,000.

The weighted average remaining lease term and the weighted average discount rate for operating leases at March 31, 2024 were 1.9 years and 10%, respectively.

The following table reconciles the undiscounted cash flows for the operating leases as at March 31, 2024 to the operating lease liabilities recorded on the balance sheet:

Operating Leases

2024	200,000
2025	267,000
2026	44,000
Total undiscounted lease payments	511,000
Less: Interest	99,000
Present value of lease liabilities	$412,000

Current portion of operating lease liability	$242,000
Operating lease liability	$170,000

Finance leases

Substantially all our finance lease right-of-use assets and finance lease liability represents leases for laboratory equipment to conduct our business.

The cash outflows from finance leases for the three-month period ended March 31, 2024 was $22,000 (2023: $9,000).

The weighted average remaining lease term and the weighted average discount rate for finance leases at March 31, 2024 were 1.2 years and 3.75%, respectively.

IntelGenx Technologies Corp. Notes to Consolidated Interim Financial Statements March 31, 2024 (Expressed in U.S. Funds) (Unaudited)

13. Leases (Cont'd)

The following table reconciles the undiscounted cash flows for the finance leases as at March 31, 2024 to the finance lease liabilities recorded on the balance sheet:

Finance Leases

2024	$68,000
2025	36,000
Total undiscounted lease payments	104,000
Less: Interest	2,000
Present value of lease liabilities	$102,000

Current portion of finance lease liability	$82,000
Finance lease liability	$20,000

14. Related Party Transactions

Included in management salaries are $101,000 (2023 - $2,000) for options, PRSUs and RSUs granted to key management personnel under the 2022 Stock Option Plan and $44,000 for RSUs granted to non-employee directors. The Company considers its Chief Executive Officer, President and Chief Financial Officer, and Vice-Presidents to be key management personnel.

Also included in general and administrative expenses for the three-month period ended March 31, 2024 are director fees of $68,000 (2023: $57,000).

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

16. Contingencies

The government authorities have assessed the Company with respect to sales taxes claimed on certain expenses between 2017 and 2020, which the government is denying. The sales tax assessments amount to $314,000 (including interest and penalties of $34,000), which was paid to avoid further interest and penalties. The Company disagrees with the government's position and the sales tax assessments are under appeal. In the event the Company is unsuccessful in its appeal, sales taxes expenses would increase by $280,000 and net earnings would decrease by $280,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction to Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") comments on our business operations, performance, financial position and other matters for the three-month periods ended March 31, 2024 and 2023.

Unless otherwise indicated, all financial and statistical information included herein relates to continuing operations of the Company. Unless otherwise indicated or the context otherwise requires, the words, "IntelGenx, "Company", "we", "us", and "our" refer to IntelGenx Technologies Corp. and its subsidiaries, including IntelGenx Corp.

This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes thereto. We also encourage you to refer to the Company’s MD&A for the year ended December 31, 2023. In preparing this MD&A, we have taken into account information available to us up to May 15, 2024, the date of this MD&A, unless otherwise indicated.

Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements included or incorporated by reference in this MD&A constitute forward-looking statements within the meaning of applicable securities laws. All statements contained in this MD&A that are not clearly historical in nature are forward-looking, and the words "anticipate", "believe", "continue", "expect", "estimate", "intend", "may", "plan", "will", "shall" and other similar expressions are generally intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are based on our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but on management's expectations regarding future growth, results of operations, performance, future capital and other expenditures (including the amount, nature and sources of funding thereof), competitive advantages, business prospects and opportunities. Forward-looking statements involve significant known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those implied by forward-looking statements. These factors should be considered carefully and you should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A or incorporated by reference herein are based upon what management believes to be reasonable assumptions, there is no assurance that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A or as of the date specified in the documents incorporated by reference herein, as the case may be. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events, except as may be required by applicable securities laws. The factors set forth in Item 1A., "Risk Factors" of the 2023 Form 10-K, as well as any cautionary language in this MD&A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

Company Background

We are a drug delivery company established in 2003 and headquartered in Montreal, Quebec, Canada. Our focus is on the contract development and manufacturing of novel oral thin film products for the pharmaceutical market. More recently, we have made the strategic decision to enter the psychedelic market by entering into a strategic partnership agreement with atai Life Sciences. The Company has applied and is operating under a contract development and manufacturing organization ("CDMO") business model. As a full-service CDMO, we are offering partners a comprehensive portfolio of pharmaceutical services, including pharmaceutical research and development ("R&D"), clinical monitoring, regulatory support, tech transfer, manufacturing scale-up and commercial manufacturing.

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

Our DISINTEQ™ oral disintegrating film formulations will provide different dissolution characteristics compared to VersaFilm®. Instead of quickly dissolving in the oral cavity, DISINTEQ™ formulations disintegrate at a controlled rate. This will allow a slower release of the drug into the oral cavity thereby avoiding saturation of the oral mucosal membranes and increasing mucosal absorption.

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

Most recent key developments

On February 5, 2024, the Company announced positive results from a proof-of-concept ("POC") study to assess the palatability, owner-perceived acceptability, and ease of repeated administration of IntelGenx's VetaFilm™ platform in healthy dogs and cats. The POC study was conducted through a research collaboration with the University of Prince Edward Island, one of North America's leading veterinary universities.

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

On March 11, 2024, the Company announced that it entered into a third amended and restated loan agreement dated as of March 8, 2024 (amending the second amended and restated loan agreement dated as of September 30, 2023) (the "Loan Agreement") with atai, pursuant to which, among other things, atai has agreed to make (i) one (1) additional term loan in the amount of US$1,000,000, which loan was disbursed within three (3) business days of the execution of the Loan Agreement (the "First Tranche Loan"), and (ii) one (1) additional term loan in the amount of US$1,000,000, which loan was disbursed subsequent to the end of the quarter on April 19, 2024, upon the achievement of a pre-defined milestone (the "Second Tranche Loan" and collectively with the Second Tranche Loan, the "Additional Term Loans"). The Additional Term Loans will mature on February 1, 2026.

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

Additionally, the Company may elect, with the consent of atai, to pay any accrued but unpaid interest on the Additional Term Loans in Shares at a price per Share equal to the 5-day VWAP of the Shares ending on the day that is the second business day before the day the interest becomes due and payable, less the maximum permissible discount under the applicable TSX rules.

Concurrently to entering into the Loan Agreement, the Company has issued 4,000,000 warrants (the "Warrants") to atai. The Warrants entitle atai to purchase Shares at a price of US$0.17 per Share, for a period of 36 months following their issuance.

Subsequent to the end of the quarter, on April 5, 2024, the Company announced that its co-developer, Chemo Research SL, through its agent and affiliate, Xiromed LLC ("Xiromed"), has received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration ("FDA") regarding its resubmitted abbreviated new drug application ("ANDA") for Buprenorphine Buccal Film.

The CRL includes a request for additional Pharmaceutical Quality information. The FDA confirmed that no additional inspection of IntelGenx's facility is required at this time.

Subsequent to the end of the quarter, on April 8, 2024, the Company announced that that Montelukast VersaFilmTM has been administered to the first Parkinson's Disease ("PD") patients in the Phase 2 ('MONTPARK') clinical trial.

MONTPARK (EudraCT number 2023-504278-39-00) is a Phase 2, randomized, double-blind, placebo-controlled, parallel arm, multicentre trial that will investigate the efficacy of oral high-dose Montelukast on the progression of early-to-moderate PD. The study will enroll up to 90 patients who will receive 30 mg Montelukast VersaFilmTM or placebo twice daily for 18-months, followed by a 3-month washout period. Eligible candidates must be on levodopa treatment at the time of enrolment and may also be on other dopaminergic symptomatic agents. MONTPARK is being conducted at the Karolinska University Hospital and at three other Swedish University affiliated institutions under IntelGenx's previously announced research collaboration with Per Svenningsson, MD, PhD, who is serving as the study's Lead Principal Investigator.

All amounts are expressed in thousands of U.S. dollars unless otherwise stated.

Currency rate fluctuations

Our operating currency is Canadian dollars, while our reporting currency is U.S. dollars. Accordingly, our results of operations and balance sheet position have been affected by currency rate fluctuations. In summary, our financial statements for the three-month period ended March 31, 2024 report an accumulated other comprehensive loss mainly due to foreign currency translation adjustments of $2,145 primarily due to the fluctuations in the rates used to prepare our financial statements, $308 of which positively impacted our comprehensive loss for the three-month period ended March 31, 2024. The following Management Discussion and Analysis takes this into consideration whenever material.

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

Reconciliation of Non-US-GAAP Financial Information

	Three-month period
	ended March 31,

	2024	2023
	$	$
Comprehensive loss	(3,719)	(2,920)
Add (deduct):
Depreciation	202	192
Finance costs	792	319
Finance income	-	(14)
Share-based compensation	300	11
Other comprehensive income	(308)	(4)

Adjusted EBITDA (Loss)	(2,733)	(2,416)

Adjusted Earnings (Loss) before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA Loss)

Adjusted EBITDA (Loss) increased by $317 for the three-month period ended March 31, 2024 to ($2,733) compared to ($2,416) for the three-month period ended March 31, 2023. The increase in Adjusted EBITDA (Loss) of $317 for the three-month period ended March 31, 2024 is mainly attributable to an increase in SG&A expenses of $400 before consideration of stock-based compensation, offset by a decrease in R&D expenses of $57 before consideration of stock-based compensation, a decrease in manufacturing expenses of $14 before consideration of stock-based compensation, and an increase in revenues of $12.

Results of operations for the three-month period ended March 31, 2024 compared with the three-month period ended March 31, 2023.

	Three-month period
	ended March 31,
	2024	2023
	$	$
Revenue	174	162

Research and development Expenses	789	822
Manufacturing Expenses	484	472
Selling, General and Administrative Expenses	1,934	1,295
Depreciation of tangible assets	202	192

Operating loss	(3,235)	(2,619)
Net loss	(4,027)	(2,924)
Comprehensive loss	(3,719)	(2,920)

Revenue

Total revenues for the three-month period ended March 31, 2024 amounted to $174, representing an increase of $12 or 7% compared to $162 for the three-month period ended March 31, 2023. The increase for the three-month period ended March 31, 2024 compared to the last year's corresponding period is attributable to increases in R&D revenues of $7 and Royalties on Product Sales of $5.

Research and development ("R&D") expenses

R&D expenses for the three-month period ended March 31, 2024 amounted to $789, representing a decrease of $33 or 4%, compared to $822 for the three-month period ended March 31, 2023.

The decrease in R&D expenses for the three-month period ended March 31, 2024 is attributable to decreases in the allocation of the 20% credit of $33 as per the strategic development agreement with atai, consulting fees of $26, patent expenses of $16, and lab supplies of $8, offset by increases in study costs of $30 and salary expenses of $20.

In the three-month period ended March 31, 2024 we recorded estimated Research and Development Tax Credits of $37, consistent with $37 that was recorded in the same period of the previous year.

Manufacturing expenses

Manufacturing expenses for the three-month period ended March 31, 2024 amounted to $484, representing an increase of $12 or 3%, compared to $472 for the three-month period ended March 31, 2023.

The increase in Manufacturing expenses for the three-month period ended March 31, 2024 is attributable to increases in salary expenses of $89 due to hiring and supplies and consumables of $8, offset by decreases in storage fees of $42, quality expenses of $22, consulting fees of $12, and repairs and maintenance of $9.

Selling, general and administrative ("SG&A") expenses

SG&A expenses for the three-month period ended March 31, 2024 amounted to $1,934, representing an increase of $639 or 49%, compared to $1,295 for the three-month period ended March 31, 2023.

The increase in SG&A expenses for the three-month period ended March 31, 2024 is attributable to the variation of the foreign exchange due to the depreciation of the CA dollar vs US currency in the amount of $401, increases in salaries and compensation expenses of $266 (mainly due to the issuance and revaluation of DSUs in the quarter and the grant of RSUs), consulting fees of $33, investor relations expenses of $14, and leasehold expenses of $6, offset by decreases in professional fees of $45, insurance expense of $24, and general office expenses of $12.

Depreciation of tangible assets

In the three-month period ended March 31, 2024 we recorded an expense of $202 for the depreciation of tangible assets, compared with an expense of $192 for the same period of the previous year.

Share-based compensation expense, warrants and stock-based payments

Share-based payments expense for the three-month period ended March 31, 2024 amounted to $300 compared to $11 for the three-month period ended March 31, 2023.

We expensed approximately $299 in the three-month period ended March 31, 2024 for options/PRSUs and RSUs granted to our employees in 2022, 2023 and 2024 under the 2022 Stock Option Plan and $1 for options granted to a consultant in 2024, compared with $8 and $3, respectively that was expensed in the same period of the previous year.

There remains approximately $514 in stock-based compensation to be expensed in fiscal 2024 through 2027 of which $12 relates to the issuance of options to a consultant during 2024. We anticipate the issuance of additional options and warrants in the future, which will continue to result in stock-based compensation expense

Key items from the balance sheet

	March 31, 2024	December 31, 2023	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Current assets	$2,077	$3,441	$(1,364)	$(40)%

Leasehold improvements and equipment, net	3,682	3,958	(276)	(7%)

Security deposits	244	250	(6)	(2%)

Operating lease right-of-use asset	545	633	(88)	(14%)

Current liabilities (excluding convertible notes and loan payable)	6,282	5,866	416	7%

Loan payable	8,319	7,401	918	12%

Convertible notes	7,123	6,995	128	2%

Operating lease liability	170	230	(60)	(26%)

Finance lease liability	20	37	(17)	(46%)

Capital Stock	1	1	0	0%

Additional paid-in-capital	69,262	68,662	600	1%

Going concern

The Company has financed its operations to date primarily through public offerings of its common stock, proceeds from issuance of convertible notes and debentures, bank loans, royalty, up-front and milestone payments, license fees, proceeds from exercise of warrants and options, and research and development revenues. The Company has devoted substantially all of its resources to its drug development efforts, conducting clinical trials to further advance the product pipeline, the expansion of its facilities, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product pipeline and ultimately upon its ability to attain profitable operations. As of March 31, 2024, the Company had cash totaling approximately $772. The Company does not have sufficient existing cash to support operations for the next year following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management plans to explore any available strategic alternatives.

Depending on the strategic alternatives available and if the Company is unable to raise further capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to potentially delay, reduce or eliminate some of its research and development programs and commercial activities.

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

Current assets

Current assets totaled $2,077 as at March 31, 2024 compared with $3,441 as at December 31, 2023. The decrease of $1,364 is mainly attributable to a decrease in cash of $1,510, offset by increases in prepaid expenses of $16, investment tax credits receivable of $33, and inventory of $102.

Cash

Cash totaled $772 as at March 31, 2024 representing a decrease of $1,510 compared with the balance of $2,282 as at December 31, 2023. The decrease in cash on hand relates to net cash used in operating activities of $2,856, offset by net cash provided by financing activities of $943, and a positive foreign exchange effect of $403.

Accounts receivable

Accounts receivable totaled $618 as at March 31, 2024 representing a decrease of $4 compared with the balance of $622 as at December 31, 2023. The decrease is related to the collection of receivables offset by the invoicing of revenues incurred in the three-month period ended March 31, 2024.

Prepaid expenses

As at March 31, 2024 prepaid expenses totaled $239 compared with $223 as of December 31, 2023. The increase may be explained by advance payments made in January 2024.

Investment tax credits receivable

R&D investment tax credits receivable totaled approximately $201 as at March 31, 2024 compared with $168 as at December 31, 2023. The increase is attributable to the accrual estimated and recorded for the first three months of 2024.

Leasehold improvements and equipment

As at March 31, 2024, the net book value of leasehold improvements and equipment amounted to $3,682, compared to $3,958 at December 31, 2023. In the three-month period ended March 31, 2024 additions to assets totaled $Nil, and depreciation expense amounted to $202, offset by the variation of foreign exchange fluctuation.

Security deposit

A security deposit in the amount of CA$300 ($221) in respect of an agreement to lease approximately 17,000 square feet in a property located at 6420 Abrams, St-Laurent, Quebec, Canada was recorded as at March 31, 2024. Security deposits in the amount of CA$26 ($19) for utilities and CA$5 ($4) for Cannabis license were also recorded as at March 31, 2024. Security deposit in the amount of CA$100 ($74) for Company credit cards was also recorded as at March 31, 2024 but classified as short-term.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $3,023 as at March 31, 2024 compared with $2,661 as at December 31, 2023. The increase is attributable to an increase in trade payables for R&D and Manufacturing costs incurred.

Accrued interest expense

Accrued interest expense totaled $1,426 as at March 31, 2024 compared with $1,249 as at December 31, 2023. The increase is attributable to the fact that the interest expense has not been paid.

Term loan

Term loan totaled $500 as at March 31, 2024 and as at December 31, 2023. Atai has granted to the Company a secured term loan for $500, bearing interest at 14%. Principal of and interest on this Term Loan from time to time outstanding shall be due and payable from thirty five percent (35%) of the proceeds of each closing of equity financing until the principal balance and any outstanding balance is paid in full. Regardless of whether any closing of equity financing occurs, the outstanding and remaining principal balance and interest on this term loan shall be due and payable by December 31, 2024. The interest for the three-month period ended March 31, 2024 amounts to $18 and is recorded in financing and interest expense (2023 - $Nil).

Loan payable

Loan payable totaled $8,319 as at March 31, 2024 as compared to $7,401 as at December 31, 2023. As at March 31, 2024, loan payable in the amount of $7,649 (December 31, 2023: $Nil) were classified as short-term.

atai has granted to the Company a secured loan in the amount of $9,500, bearing interest at 8%. The loan is guaranteed by the Company and secured by all present and future movable property, rights and assets of the Company, excluding any intellectual property or technology controlled or owned by the Company. The loan is convertible into shares of common stock of the Company. $8,500 of the loan will mature on January 5, 2025, and $1,000 will mature on February 1, 2026. The interest for the three-month period ended March 31, 2024 amounts to $177 and is recorded in financing and interest expense ($164 in 2023). The accretion expense for the three-month period ended March 31, 2024 amounts to $253 (2023: $Nil).

Convertible notes

Convertible notes totaled $7,123 as at March 31, 2024 as compared to $6,995 as at December 31, 2023. The convertible notes have been recorded as a liability. As at March 31, 2024, convertible notes in the amount of $2,585 (December 31, 2023: $2,557) were classified as short-term. The accretion expense for the period ended March 31, 2024 amounts to $128 ($48 in 2023). The interest on the convertible notes as at March 31, 2024 amounts to $204 ($97 in 2023) and is recorded in Financing and interest expense.

Shareholders' deficit

As at March 31, 2024, we had accumulated a deficit of $82,484 compared with an accumulated deficit of $78,457 as at December 31, 2023. Total assets amounted to $6,548 and shareholders' deficit totaled $15,366 as at March 31, 2024, compared with total assets and shareholders' deficit of $8,282 and $12,247 respectively, as at December 31, 2023.

Capital stock

As at March 31, 2024 capital stock amounted to $1.746 (December 31, 2023: $1.746). Capital stock is disclosed at its par value with the excess of proceeds shown in Additional Paid-in-Capital.

Additional paid-in-capital

Additional paid-in capital totaled $69,262 as at March 31, 2024, as compared to $68,662 as at December 31, 2023. Additional paid in capital increased by $600 from which $300 was the value of the warrants granted to atai in connection with the Loan Agreement and $300 was from stock based compensation attributable to the amortization of stock options granted to employees.

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

The deferred tax benefit of these items was not recognized in the accounts as it has been fully provided for.

Key items from the statement of cash flows

	March 31, 2024	March 31, 2023	Increase/ (Decrease)	Percentage Increase/ (Decrease)

Operating Activities	$(2,856)	$(2,262)	$(594)	26%
Financing Activities	943	3,648	(2,705)	(74%)
Investing Activities	-	(74)	(74)	(100%)
Cash - end of period	772	2,520	(1,748)	(69%)

Statement of cash flows

Net cash used in operating activities was $2,856 for the three-month period ended March 31, 2024, compared to $2,262 for the three-month period ended March 31, 2023. For the three-month period ended March 31, 2024, net cash used by operating activities consisted of a net loss of $4,027 (2023: $2,924) before depreciation, accretion expense, stock-based compensation, DSU expense and lease non-cash expense in the amount of $1,125 (2023: $396) and an increase in non-cash operating elements of working capital of $46 (2023: $266).

The net cash provided by financing activities was $943 for the three-month period ended March 31, 2024, compared to $3,648 for the same period of 2023. For the three-month period ended March 31, 2024, an amount of $1,000 derives from issuance of a convertible loan, offset by transaction costs of convertible loan of $35 and finance lease payments for an amount of $22. For the three-month period ended March 31, 2023, an amount of $3,000 derives from the issuance of a loan and an amount of $697 derives from net proceeds from convertible notes, offset by transaction costs of convertible notes of $40 and finance lease payments of $9.

Net cash used in investing activities amounted to $Nil for the three-month period ended March 31, 2024, compared to net cash used in investing activities of $74 for the three-month period ended March 31, 2023. The net cash used in investing activities for the three-month period ended March 31, 2023 relates to the purchase of fixed assets of $74.

The balance of cash as at March 31, 2024 amounted to $772, compared to $2,520 as at March 31, 2023.

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

INTELGENX TECHNOLOGIES CORP.

Date: May 15, 2024	By: /s/ Dwight Gorham
Dwight Gorham
Chief Executive Officer

Date: May 15, 2024	By: /s/ Andre Godin
Andre Godin
Principal Accounting Officer